Form 10-K
period 2008-12-31
GENSPERA INC
filed 2009-03-30
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 333-153829

GENSPERA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9901 IH 10 West, Suite 800 San Antonio, TX	78230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (210) 477-8537

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.00 as no market existed for our common stock at such time.

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at March 16, 2009 was 12,953,392.

DOCUMENTS INCORPORATED BY REFERENCE

None

GENSPERA, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section and the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us,”“our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc.  Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.0001 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•	the success of our research and development activities, the development of a viable commercial product, and the speed with which regulatory authorizations and product launches may be achieved;

•	whether or not a market for our product develops and, if a market develops, the rate at which it develops;

•	our ability to successfully sell our products if a market develops;

•	our ability to attract and retain qualified personnel to implement our growth strategies;

•	our ability to develop sales, marketing, and distribution capabilities;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate growth strategies; and

•	other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors”

Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this Annual Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this Annual Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

ITEM 1.	BUSINESS

We are a biotechnology company focused on the discovery and development of pro-drug cancer therapeutics, an emerging medical science. A pro-drug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor.

Our History

We were incorporated as a Delaware corporation in 2003.

In early 2004, the intellectual property underlying the Company’s technologies was assigned from Johns Hopkins University to the technologies’ co-inventors, Dr. John Isaacs, Dr. Soren Christensen, Dr. Hans Lilja and Dr. Samuel Denmeade.  The Co-inventors granted us an option to license the intellectual property in return for our continued prosecution of the patent portfolio containing the intellectual property. This option was exercised in early 2008 by reimbursement of past patent prosecution costs previously incurred by Johns Hopkins University. Subsequently, the co-inventors assigned us the intellectual property in April of 2008. Our activities during the period of 2004-2007 were limited to the continued prosecution of the relevant patents.

Dr. John Isaacs and Dr. Sam Denmeade serve on our Scientific Advisory Board as Chief Scientific Advisor and Chief Medical Advisor, respectively.  Dr Soren Christensen and Dr. Hans Lilja also serve on the Company’s Scientific Advisory Board.  We currently have no oral or written agreements with Johns Hopkins University with regard to any other intellectual property or research activities.

The Potential of Our Pro-Drug Therapies

Cancer chemotherapy involves treating patients with cytotoxic drugs (compounds or agents that are toxic to cells). Chemotherapy is often combined with surgery or radiation in the treatment of early stage disease and it is the preferred, or only, treatment option for many forms of cancer in later stages of the disease. However, major drawbacks of chemotherapy include:

•	Side effects - Non-cancer cells in the body are also affected, often leading to serious side effects.

•
Incomplete tumor kill - Many of the leading chemotherapeutic agents act  during the process of cell division - they might be effective with tumors comprised of rapidly-dividing cells, but are much less effective for tumors that contain cells that are slow dividing.

•	Resistance - Cancers will often develop resistance to current drugs after repeated exposure, limiting the number of times that a treatment can be effectively applied.

Pro-drug chemotherapy is a relatively new approach to cancer treatment that is being investigated as a means to get higher concentrations of cytotoxic agents at the tumor location while avoiding the toxicity of these high doses in the rest of the body. An inactive form of a cytotoxin (referred to as the “pro-drug”) is administered to the patient. The pro-drug is converted into the active cytotoxin only at the tumor site.

We believe that, if successfully developed, pro-drug therapies have the potential to provide an effective therapeutic approach to a broad range of solid tumors. We have proprietary technologies that we believe appear, in animal models, to meet the requirements for an effective pro-drug. In addition, we believe that our cytotoxin addresses two other issues prevalent with current cancer drugs - it kills slowly- and non-dividing cancer cells as well as rapidly dividing cancer cells, and does not appear to trigger the development of resistance to its effects.

Our Technology

Our technology supports the creation of pro-drugs by attaching “masking/targeting agents” (agents that simultaneously mask the toxicity of the cytotoxin and help target the cytotoxin to the tumor) to the cytotoxin “12ADT”, and does so in a way that allows conversion of the pro-drug to its active form selectively at the site of tumors. We own patents that contain claims that cover 12ADT as a composition of matter.

Cytotoxin

12ADT is a chemically modified form of thapsigargin, a cytotoxin that kills fast-, slow- and non-dividing cells. Our two issued core patents, both entitled “Tissue Specific Prodrug ”, contain claims which cover the composition of 12ADT.

Masking/Targeting Agent

We use peptides as our masking/targeting agents. Peptides are short strings of amino-acids, the building blocks of many components found in cells. When attached to 12ADT, they can make the cytotoxin inactive - once removed, the cytotoxin is active again. Our technology takes advantage of the fact that the masking peptides can be removed by chemical reactors in the body called enzymes, and that the recognition of particular peptides by particular enzymes can be very specific. The peptides also make 12ADT soluble in blood. When it is removed, 12ADT returns to its natural insoluble state and precipitates directly into nearby cells.

How we make our pro-drugs

How our pro-drugs work

Our Approach

Our approach is to identify specific enzymes that are found at high levels in tumors relative to other tissues in the body. Upon identifying these enzymes, we create peptides that are recognized predominantly by those enzymes in the tumor and not by enzymes in normal tissues. This double layer of recognition adds to the tumor-targeting found in our pro-drugs. Because the exact nature of our masking/targeting peptides is so refined and specific, they form the basis for another set of our patents and patent applications on the combination of the peptides and 12ADT.

Our Pro-Drug Development Candidates

We currently have four pro-drug candidates identified based on this technology, as summarized in the table below (at this time we are only developing G-202):

Pro-Drug Candidate	Activating enzyme	Target location of activation enzyme	Status

G-202	Prostate Specific Membrane Antigen (PSMA)	The blood vessels of all solid tumors	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

			•	Formal toxicology studies are completed (Ricerca Biosciences)

			•	Manufacture of drug substance for clinical trials is underway (InB Hauser)

			•	Investigational New Drug Application planned to be filed with the US Food and Drug Administration in 2009

G-114	Prostate Specific Antigen (PSA)	Prostate cancers	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

G-115	Prostate Specific Antigen (PSA)	Prostate cancers	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

Ac-GKAFRR-L12ADT	Human glandular kallikrein 2 (hK2)	Prostate cancers	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

Strategy

Business Strategy

We plan to develop a series of therapies based on our pro-drug technology platform and bring them through Phase I/II clinical trials.

Manufacturing and Development Strategy

Under the planning and direction of key personnel, we expect to outsource all of our Good Laboratory Practices (“GLP”) preclinical development activities (e.g., toxicology) and Good Manufacturing Practices (“GMP”) manufacturing and clinical development activities to contract research organizations (“CRO”) and contract manufacturing organizations (“CMO”).  Manufacturing will also be outsourced to organizations with approved facilities and manufacturing practices.

Commercialization Strategy

We intend to license our drug compounds to third parties after Phase I/II clinical trials. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products.

Market and Competitive Considerations

G-202

Our primary focus is the opportunity offered by our lead pro-drug candidate, G-202. We believe that we have validated G-202 as a drug candidate to treat various forms of solid tumors; including breast, urinary bladder, kidney and prostate cancer based on the ability of G-202 to cause tumor regression in animal models of these diseases. Manufacturing scale up is now in process, and we plan to begin the clinical evaluation of G-202 in early 2009. We hope to eventually demonstrate that G-202 is more efficacious than current commercial products that treat solid tumors by disrupting their blood supply.

Potential Markets for G-202

We believe that, if successfully developed, G-202 has the potential to treat a range of solid tumors by disrupting their blood supply. It is too early in the pre-clinical development process to determine target indications. The table below summarizes a number of the potential United States patient populations which we believe may be amenable to this therapy and represent potential target markets.

	Estimated Number of	Probability of Developing (birth to death)
Cancer	New Cases (2006)	Male	Female
Prostate	234,460	1 in 6	-
Breast	214,640	n/a	1 in 8
Urinary Bladder	61,420	1 in 28	1 in 88
Kidney Cancer	38,890	n/a	n/a

Source: CA Cancer J. Clin 2006; 56;106-130

The clinical opportunity for G-202

We believe that current anti-angiogenesis drugs (drugs that disrupt the blood supply to tumors) validate the clinical approach and market potential of G-202.  Angiogenesis is the physiological process involving the growth of new blood vessels from pre-existing vessels and is a normal process in growth and development, as well as in wound healing.  Angiogenesis is also a fundamental step in the development of tumors from a clinically insignificant size to a malignant state because no tumor can grow beyond a few millimeters in size without the nutrition and oxygenation that comes from an intimately associated blood supply. Interrupting this process has been targeted as a point of intervention for slowing or reversing tumor growth. A well known example of a successful anti-angiogenic approach is the recently approved drug, AvastinTM, a monoclonal antibody that inhibits the activity of Vascular Endothelial Growth Factor (“VEGF”), which is important for the growth and survival of endothelial cells.

These types of anti-angiogenic drugs have only a limited therapeutic effect with increased median patient survival times of only a few months. Our approach is designed to destroy both the existing and  newly growing tumor vasculature, rather than just block new blood vessel formation. We anticipate that this approach will lead to a more immediate collapse of nutrient supply to the tumors and consequently an enhanced rate of tumor destruction.

G-202 destroys new and existing blood vessels in tumors

 Competition

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future.  Although we are not aware of any competitor who is developing a drug that is designed to destroy both the existing and newly growing tumor vasculature in a manner similar to G-202, there are several marketed drugs and drugs in development that attack tumor-associated blood vessels to some degree. For example, AvastinTM is a marketed product that acts predominantly as an anti-angiogenic agent. ZybrestatTM is another drug in development that is described as a vascular-disrupting agent that inhibits blood flow to tumors. It is impossible to accurately ascertain how well our drug will compete against these or other products that may be in the marketplace until we have human patient data for comparison.

Other larger and well funded companies have developed and are developing drug candidates that, if not similar in type to our drug candidates, are designed to address the same patient or subject population.  Therefore, our lead product, other products in development, or any other products we may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use.  If a competitor’s product or product in development is better than ours, for whatever reason, then our ability to license our technology could be diminished and our sales could be lower than that of competing products, if we are able to generate sales at all.

Patents and Proprietary Rights

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing on the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable or that we determine to keep as trade secrets. We protect our proprietary information, in part, by the use of confidentiality and assignment of invention agreements with our employees, consultants, significant scientific collaborators and sponsored researchers that generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.

The intellectual property underlying our technology is covered by certain patents and patent applications previously owned by the Johns Hopkins University ("JHU"). In early 2004, the intellectual property underlying the Company’s technologies was assigned from Johns Hopkins University to the co-inventors, Dr. John Isaacs, Dr. Soren Christensen, Dr. Hans Lilja and Dr. Samuel Denmeade, who in turn granted us an option to license the intellectual property in return for our continued prosecution of the patent portfolio. This option was exercised in early 2008 by payment to the co-inventors of past patent prosecution costs previously incurred by Johns Hopkins University (approximately $122,000) and additional fees (approximately $62,000) to cover the tax consequences of such payments to the co-inventors. Subsequently, the co-inventors assigned us the intellectual property in April of 2008 and we recorded these assignments in the United States Patent & Trademark Office. By virtue of the April 2008 assignments, we have no further financial obligations to the inventors or to JHU with regard to the assigned intellectual property. JHU retains a paid-up, royalty-free, non-exclusive license to use the intellectual property for non-profit purposes.  Each of the co-inventors remains affiliated with the Company as a member of the Scientific Advisory Board.

Number	Country	Filing Date	Issue Date	Expiration Date	Title
Patents Issued
6,504,014	US	6/7/00	1/7/2003	6/6/2020	Tissue specific pro-drug (TG)

6,545,131	US	7/28/00	4/8/2003	7/27/2020	Tissue specific pro-drug (TG)

6,265,540	US	5/19/98	7/24/2001	5/18/2018	Tissue specific pro-drug (PSA)

6,410,514	US	6/7/00	6/25/2002	6/6/2020	Tissue specific pro-drug (PSA)

7,053,042	US	7/28/00	5/30/2006	7/27/2020	Activation of peptide pro-drugs by HK2

7,468,354	US	11/30/01	12/23/08	11/29/2021	Tissue specific pro-drug (G-202, PSMA)

Patents Pending
US 2004/0029778	US	11/30/01	Pending	N/A	Tissue specific pro-drugs (PSMA)

PCT/US01/45100	WO	11/30/01	Pending	N/A	Tissue specific pro-drugs (PSMA)

US 2006/0183689	US	8/24/05	Pending	N/A	Activation of peptide pro-drugs by HK2

US 2006/0217317	US	11/18/03	Pending	N/A	Activation of peptide pro-drugs by HK2

US 2008/0247950	US	3/15/07	Pending	N/A	Activation of peptide pro-drugs by HK2

US 2007/0160536	US	1/6/2006	Pending	N/A	Tumor Activated Pro-drugs (PSA,G-115)

When appropriate, we will continue to seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe will provide us with a competitive advantage. We will accomplish this by filing and maintaining patent applications for discoveries we make, either alone or in collaboration with scientific collaborators and strategic partners. Typically, we plan to file patent applications in the United States. In addition, we plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interest.

Manufacturing & Development

12ADT is manufactured by chemically modifying the cytotoxin thapsigargin, which is isolated from the seeds of Thapsia garganica, a plant found in the Mediterranean. Our pro-drug, G-202, is then manufactured by attaching a specific peptide to 12ADT.

Outsource Manufacturing

To leverage our experience and available financial resources, we do not plan to develop company-owned or company-operated manufacturing facilities. We plan to outsource all drug manufacturing to a contract manufacturer that operates in compliance with GMP.  We may also seek to refine the current manufacturing process and final drug formulation to achieve improvements in storage temperatures and the like.

In January, 2008 we entered into an Alliance Agreement with InB:Hauser Pharmaceutical Services to perform most of our contract manufacturing efforts. Under the terms of this agreement independent work orders have been, and will be, constructed for various tasks including manufacture of chemical intermediates and reference standards, manufacture of G-202 in compliance with GMP, and development of analytical methods in support of our development programs.

Supply of Raw Materials – Thapsibiza SL

While Thapsia garganica is relatively common in the wild, to our knowledge, there is only one commercial supplier of Thapsia garganica seeds. In April 2007, we obtained the proper permits from the United States Department of Agriculture (“USDA”) for the importation of Thapsia garganica seeds. In January 2008, we entered into a sole source agreement with this supplier, Thapsibiza, SL. The material terms of the agreement are as follows:

Term	The term of the agreement is for 5 years.

Exclusivity	Thapsibiza shall exclusively provide Thapsia garganica seeds to the Company. The Company has the ability to seek addition suppliers to supplement the supply from Thapsibiza, SL.

Pricing	The price shall be 300 Euro/kg. Thapsibiza may, from time to time, without notice, increase the price to compensate for any increased governmental taxes.

Minimum Order
Upon successfully securing $5,000,000 of equity financing, and for so long as the Company continues to develop drugs derived from thapsigargin, the minimum purchase shall be 50kg per harvest period year.

Indemnification
Once the product is delivered to an acceptable carrier, the Company shall be responsible for an injury or damage result from the handling of the product. Prior to delivery, Thapsibiza shall be solely responsible.

Government Regulation

The United States Food and Drug Administration (“FDA”), as well as drug regulators in state and local jurisdictions, imposes substantial requirements upon the clinical development, manufacturing and marketing of pharmaceutical products.  The process we are required by the FDA to complete before our drug compound may be marketed in the U.S. generally involves the following:

•	Preclinical laboratory and animal tests;

•	Submission of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;

•	Submission to the FDA of an New Drug Application (“NDA”); and

•	FDA review and approval of an NDA.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approval will be granted on an expeditious basis, if at all.  Preclinical tests include laboratory evaluation of the drug candidate, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the drug candidate.  Certain preclinical tests must be conducted in compliance with good laboratory practice regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated.  In some cases, long-term preclinical studies are conducted while clinical studies are ongoing.

We then submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials.  The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold.  In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.  Our submission of an IND may not result in FDA authorization to commence clinical trials.  All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations.  These regulations include the requirement that all prospective patients provide informed consent. Further, an independent Institutional Review Board (“IRB”) at each medical center proposing to conduct the clinical trials must review and approve any clinical study.  The IRB also monitors the study and must be kept informed of the study’s progress, particularly as to adverse events and changes in the research.  Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

Human cancer drug clinical trials are typically conducted in three sequential phases that may overlap:

•	Phase I: The drug candidate is initially introduced into cancer patients and tested for safety and tolerability at escalating dosages,

•
Phase II: The drug candidate is studied in a limited cancer patient population to further identify possible adverse effects and safety risks, to evaluate the efficacy of the drug candidate for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•
Phase III: When Phase II evaluations demonstrate that a dosage range of the drug candidate may be effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dose response, clinical efficacy and safety profile in an expanded patient population, often at geographically dispersed clinical study sites.

Our business strategy is to bring our drug candidates through Phase I/II clinical trials before licensing them to third parties who would then further develop the drugs and seek marketing approval. Once the drug is approved, the third party licensee will be expected to market, sell, and distribute the products in exchange for some combination of up-front payments, royalty payments, and milestone payments. Management cannot be certain that we, or our licensees, will successfully initiate or complete Phase I, Phase II, or Phase III testing of our product candidates within any specific time period, if at all.  Furthermore, the FDA or the Institutional Review Board or the IND sponsor may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

Concurrent with clinical trials and pre-clinical studies, we also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with GMP requirements.  The manufacturing process must be capable of consistently producing quality batches of the experimental drug, and management must develop methods for testing the quality, purity, and potency of the final experimental drugs.  Additionally, appropriate packaging must be selected and tested.

The results of drug development efforts, pre-clinical studies, and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product.  The FDA reviews each NDA submitted and may request additional information, rather than accepting the NDA for filing. In this event, the application must be resubmitted with the additional information included.  The resubmitted application is also subject to review before the FDA accepts it for filing.  Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA.  The FDA has substantial discretion in the approval process and may disagree with our, or our licensees’, interpretation of the data submitted.

The review process may be significantly extended by FDA requests for additional information or clarification regarding information already provided.  Also, as part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation.  The FDA is not bound by the recommendation of the advisory committee.   Manufacturing establishments are also subject to inspections prior to NDA approval to assure compliance with GMPs and with manufacturing commitments made in the relevant marketing application.

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually.  For fiscal year 2009, that fee is $1,247,200.  In return, the FDA assigns a goal (often months) for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if this data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.  If the FDA approves the NDA, the product becomes available for physicians to prescribe.  Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems are recognized after the product reaches the market.  The FDA may also require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the efficacy and safety of a product.  In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

Satisfaction of the above FDA requirements or requirements of state, local and foreign regulatory agencies typically takes several years.  Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities.  Management cannot be certain that the FDA or any other regulatory agency will grant approval for our lead product G-202 (or any other products we may develop, acquire, or in-license) under development on a timely basis, if at all.  Success in preclinical or early-stage clinical trials does not assure success in later-stage clinical trials.  Data obtained from preclinical and clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  Even if a product receives regulatory approval, the approval may be significantly limited to specific indications or uses.  Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.  Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business.

Any products manufactured or distributed by us, or our licensees, pursuant to the FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the drug, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, and complying with the FDA promotion and advertising requirements.  Failure to comply with these regulations could result, among other things, in suspension of regulatory approval, recalls, suspension of production or injunctions, seizures, or civil or criminal sanctions.  Management cannot be certain that our present or future subcontractors or licensees will be able to comply with these regulations and other FDA regulatory requirements.

Our product candidates are also subject to a variety of state laws and regulations in those states or localities where our lead product G-202 (and any other products we may develop, acquire, or in-license) will be marketed.  Any applicable state or local regulations may hinder our ability to market our lead product G-202 (and any other products we may develop, acquire, or in-license) in those states or localities.  In addition, whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries.  The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval.  We may incur significant costs to comply with these laws and regulations now or in the future.

The FDA’s policies may change, and additional government regulations may be enacted which could prevent or delay regulatory approval of our potential products.  Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business.  Management cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Other Regulatory Requirements

The U.S. Federal Trade Commission and the Office of the Inspector General of the U.S. Department of Health and Human Services (“HHS”) also regulate certain pharmaceutical marketing practices. Also, reimbursement practices and HHS coverage of medicine or medical services are important to the success of procurement and utilization of our product candidates, if they are ever approved for commercial marketing.

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances.  We may incur significant costs to comply with these laws and regulations now or in the future.  Management cannot assure you that any portion of the regulatory framework under which we currently operate will not change and that such change will not have a material adverse effect on our current and anticipated operations.

Employees

As of March 15, 2009 we employed 2 individuals who are also our 2 executive officers, both of whom hold advanced degrees.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports.  These materials are available on the SEC’s web site,  http://www.sec.gov .. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

GENSPERA
9901 IH 10 West, Suite 800
San Antonio, TX 78230
Attn: Chief Executive Officer
Tel: (210) 477-8537

ITEM 1A.	RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating us and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Relating to Our Stage of Development

As a result of our limited operating history, you cannot rely upon our historical performance to make an investment decision.

Since inception in 2003 and through December 31, 2008 we have raised approximately $3,431,000 in capital.  During this same period, we have recorded accumulated losses totaling $4,768,246. As of December 31, 2008, we had working capital of $240,074 and stockholders’ equity of $155,177. Our net losses for the two most recent fiscal years ended December 31, 2007 and 2008 have been $691,199 and $3,326,261, respectively. Since inception, we have generated no revenue.

Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our technologies and proposed products; (ii) obtain approval from the FDA; (iii) achieve market acceptance of our proposed product; (iv) respond to competition; or (v) operate the business, as management has not previously undertaken such actions as a company. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and derive material revenues from our proposed products in development.

We will need to raise additional capital to continue operations.

We currently generate no cash. We have relied entirely on financing to fund operations. Such financing has historically come primarily from the sale of common stock to third parties and loans from our Chief Executive Officer. We have expended and will continue to expend substantial cash in the development and pre-clinical and clinical testing of our proposed products. We will require additional cash to conduct drug development, establish and conduct pre-clinical and clinical trials, support commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products if developed. We anticipate that we will require an additional $7 million to take our lead drug through Phase II clinical evaluation, currently anticipated to occur in the fourth quarter of 2011.

We anticipate, based on current proposed plans and assumptions relating to our operations and financing, that our current working capital will be sufficient to satisfy contemplated cash requirements through May of 2009, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could affect cash requirements. As of December 31, 2008, we had cash on hand of $534,290. An additional $700,000 was raised in February of 2009.  Presently, the Company has a monthly cash burn rate of approximately $220,000. Accordingly, we will need to raise additional capital to fund anticipated operating expenses after May of 2009. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on our operations may make the raising of capital more difficult.

Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable from any source, we may have to delay, reduce the scope of or eliminate one or more of our research, development or commercialization programs or product launches or marketing efforts.  Any such change may materially harm our business, financial condition and operations.

Our long term capital requirements are expected to depend on many factors, including:

•	the continued progress and cost of our development programs;

•	the progress of pre-clinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the costs of developing sales, marketing and distribution channels and its ability to sell the Company's products;

•	competing technological and market developments;

•	market acceptance of our proposed products if developed;

•	the costs for recruiting and retaining employees and consultants; and

•	the costs for educating and training physicians about our products.

We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding.  If adequate funds are not available, we may be required to significantly reduce or refocus our development and commercialization efforts.

We may have difficulty raising needed capital in the future as a result of our limited operating history.

When making investment decisions, investors typically look at a company’s historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our limited operating history makes such evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. If we are unable to secure such additional finance, we may need to cease operations.

Our independent auditors have issued a qualified report as of and for the year ended December 31, 2008 with respect to our ability to continue as a going concern.

For the year ended December 31, 2008, our accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to develop a product and generate profits from operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities when they come due.

We may not be able to commercially develop our technologies which will prevent us from generating revenues, operating profitably or providing investors any return on their investment.

We have concentrated our research and development on our drug technologies.  Our ability to generate revenue and operate profitably will depend on our being able to develop these technologies for human applications. Our technologies are primarily directed toward the development of cancer therapeutic agents. We cannot guarantee that the results obtained in pre-clinical and clinical evaluation of our therapeutic agents will be sufficient to warrant approval by the FDA. Even if our therapeutic agents are approved for use by the FDA, there is no guarantee that they will exhibit an enhanced efficacy relative to competing therapeutic modalities such that they will be adopted by the medical community. Without significant adoption by the medical community our agents will have limited commercial potential which will likely result in the loss of your entire investment.

Inability to complete pre-clinical and clinical testing and trials will impair our viability.

We have not yet submitted an IND to the FDA to conduct clinical trials. Even if we successfully file an IND application and receive clearance from the FDA to commence trials, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that the clinical trials, if commenced, will successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or produce any return on an investment.

Our additional financing requirements will result in dilution to existing stockholders.

We will require additional financing in the future. The issuance of our securities in connection with a future financing will result in a decrease of our current stockholders’ percentage ownership. We have authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of ownership interests or debt obligations which may be convertible into any one or more classes or series of ownership interests. We are authorized to issue 80 million shares of common stock and 10 million shares of preferred stock. Such securities may be issued without the approval or consent of our stockholders.

Risks Relating to Intellectual Property and Government Regulation

We may not be able to withstand challenges to our intellectual property rights should contests be initiated in court or at the U.S Patent and Trademark Office.

We rely on our intellectual property, including our issued and applied for patents, as the foundation of our business. Our intellectual property rights may come under challenge, and no assurances can be given that, even though issued, our current and potential future patents will survive claims commencing in the court system alleging invalidity or infringement on other patents. The viability of our business will suffer if such patent protection becomes limited or is eliminated. Moreover, the costs associated with defending or settling intellectual property claims will have a materially adverse effect on our business.

We may not be able to adequately protect against piracy of our intellectual property in foreign jurisdictions.

Considerable research with regard to our technologies is being performed in countries outside of the United States. The laws protecting intellectual property in some of those countries may not provide protection for our trade secrets and intellectual property.  If our trade secrets or intellectual property are misappropriated in those countries, we may be without adequate remedies to address the issue. At present, we are not aware of any infringement of our intellectual property. In addition to our patents, we rely on confidentiality and assignment of invention agreements to protect our intellectual property. These agreements provide for contractual remedies in the event of misappropriation.  We do not know to what extent, if any, these agreements and any remedies for their breach will be enforced by a foreign court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will greatly diminish.

Our proposed products may not receive FDA approval, which would prevent us from commercially marketing our products.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We cannot yet accurately predict when we might first submit any IND application to the FDA, or whether any such IND application will be granted on a timely basis, if at all.  We cannot assure you that we will successfully complete any clinical trials in connection with any such IND application. Notwithstanding our inability to predict when such submission will be made, we anticipate a filing sometime during the second quarter of 2009. Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.  As a result, we cannot assure you that FDA approval for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and its ability to generate product revenue.

Risks Relating to Competition

Our competitors may have significantly greater experience and financial resources.

The biotechnology industry is characterized by intense competition. We compete against numerous companies, many of which have substantially greater financial and other resources than us. Several such enterprises have research programs and/or efforts to treat the same diseases we target. Companies such as Merck, Ipsen and Diatos, as well as others, have substantially greater resources and experience than we do and are situated to compete with us effectively.

Risks Relating to Reliance on Third Parties

We intend to rely exclusively upon the third-party FDA-approved manufacturers and suppliers for our products. Should these manufacturers or suppliers fail to perform as expected, we will need to develop or procure other manufacturing and supply sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

We currently have no internal manufacturing capability, and will rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. Should we be forced to manufacture our product, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. In the event we seek third party suppliers, they may require us to purchase a minimum amount of compound or could require other unfavorable terms. Any such event would materially impact our prospects and could delay the development and sale of our products. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

General Risks Relating to Our Business

We depend on Craig A. Dionne, PhD, our Chief Executive Officer, and Russell Richerson PhD, our Chief Operating Officer, for our continued operations and future success. A loss of either employee will significantly hinder our ability to move forward with our business plan.

The loss of Craig A. Dionne, PhD, our Chief Executive Officer, or Russell Richerson, PhD, our Chief Operating Officer, would be detrimental to us. We currently maintain a one million dollar “key person” life insurance policy on the life of Dr. Dionne but do not maintain a policy of Dr. Richerson. Nevertheless, our prospects and operations will be significantly hindered upon the death or incapacity of either of these key individuals. We currently do not have employment agreements with Messrs Dionne or Richerson.

We will require additional personnel; our inability to identify and retain such personnel will significantly hinder our ability to move forward with our business plan.

Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, may require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in such areas.  There can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. Although to date we have not encountered significant difficulties with respect to identifying and retaining personal, the failure to attract and retain such personnel or to develop such expertise in the future would adversely affect the our business.

Our business is dependent upon securing sufficient quantities of a natural product that currently grows in very specific locations outside of the United States.

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT functions by dramatically raising the levels of calcium inside cells, which leads to cell death. 12ADT is derived from a material called Thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica. We currently secure seeds from Thapsia garganica  plants that grow along the coastal regions of Spain from our third party supplier, Thapsibiza, SL.   There can be no assurances that the countries from which we can secure Thapsia garganica will continue to allow Thapsibiza, SL to collect such seeds and/or to do so and export the seeds derived from Thapsia garganica to the United States. In the event we are no longer able to import these seeds, we will not be able to produce our proposed drug and our business will be adversely impacted.

To our knowledge, there are no commercially viable means to synthesize the active ingredient of our therapeutics from laboratory chemicals.

Generally, attempts are often made to develop a synthetic approach using laboratory chemicals to make an active ingredient derived from a natural substance. Although a group has recently published a scientific paper on the full chemical synthesis of Thapsigargin, we believe that the number of individual chemical steps required to make synthetic Thapsigargin (42 individual steps) is too large for economically feasible commercial synthesis of this compound. We cannot provide any assurances, however, that another group at some time may be able to significantly reduce the number of individual chemical steps to make synthetic Thapsigargin. To our current knowledge, there is no commercially viable means to conduct such synthesis for 12ADT, the active component of our therapeutic agents. Therefore, we believe that our ability to produce the therapeutic component 12ADT will always depend upon our ability to secure seeds from the plant Thapsia garganica.  There can be no assurances that our ability to secure such seeds can be adequate to satisfy our development and commercial needs.

In order to secure market share and generate revenues, our proposed products must be accepted by the health care community.

Our proposed products, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize them. We are attempting to develop products that will likely be first approved for marketing in late stage cancer where there is no truly effective standard of care. If approved for use in late stage, the drugs will then be evaluated in earlier stage where they would represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. It is too early in the development cycle of the drugs for us to accurately predict our major competitors.  Nonetheless, the degree of market acceptance of any of our developed products will depend on a number of factors, including:

•	our demonstration to the medical community of the clinical efficacy and safety of our proposed products;

•	our ability to create products that are superior to alternatives currently on the market;

•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•	the reimbursement policies of government and third-party payors.

If the health care community does not accept our products for any of the foregoing reasons, or for any other reason, our business will be materially harmed.

Commercial requirements, if any, for our therapeutic products may require us to secure land for cultivation and harvesting of the seeds derived from Thapsia garganica.

While we believe that we can satisfy our needs for clinical development of G-202 through completion of Phase III clinical studies from Thapsia garganica that grows naturally in the wild, with respect to commercial operations, if any, that involve development of an approved therapeutic that comprises G-202, we may not be able to rely upon securing the seeds from  Thapsia garganica  that grow naturally. We estimate that in order to secure sufficient quantities of Thapsia garganica  for the commercialization of a product comprising G-202, we will need to secure approximately 100 acres of land to cultivate and grow  Thapsia garganica.  We anticipate the cost to lease such land would be $40,000 per year but have not yet fully assessed what other costs would be associated with a full-scale farming operation. There can be no assurances that we can secure such acreage, or that even if we are able to do so, that we could adequately grow sufficient quantities of Thapsia garganica  to satisfy any commercial objectives that involve G-202. Our inability to secure adequate seeds will result in us not being able to develop and manufacture our proposed drug and will adversely impact our business.

Thapsia garganica and Thapsigargin, when brought into contact with the skin, can cause severe irritation.

It has been known for centuries that the plant Thapsia garganica can cause severe skin irritation when contact is made between the plant and the skin1.  Skin plasters made from the plant have been part of the Medical Pharmacopeia2 in Western Europe as recently as the 1930s. The therapeutic action of the plaster is that of a severe counter-irritant. In 1978, Thapsigargin was determined to be the skin-irritating component of the plant Thapsia garganica. The therapeutic component of our products, including our lead product G-202, is derived from Thapsigargin. We obtain Thapsigargin from the above-ground seeds of Thapsia garganica. These seeds are currently harvested by hand and those conducting the harvesting must wear protective clothing and gloves to avoid contact of the skin with the seeds. Although we obtain the seeds from a third-party contractor located in Spain, and although the contractor has contractually waived any and all liability associated with collecting the seeds for our supply needs, it is possible that the contractor or those employed by the contractor may suffer medical issues related to the harvesting and subsequently seek compensation from us via, for example, litigation. No assurances can be given, despite our contractual relationship with the third party contractor, that the Company may not be the subject of litigation related to the harvesting of the seeds.

The synthesis of 12ADT must be conducted in a facility qualified for making compounds that have a toxic effect on human cells.

There are a limited number of facilities that are qualified to handle toxic agents for the manufacture of therapeutic agents. This limits the potential number of possible manufacturing sites for our therapeutic compounds that are derived from Thapsia garganica.  No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for manufacturing our therapeutic compounds, the Company’s business and future prospects will be adversely affected.

Our lead therapeutic compound, G-202, has not been subjected to large scale manufacturing procedures

G-202 has been manufactured in an academic setting in limited quantities.  We have not yet completed large scale manufacturing of G-202. There can be no assurances that the current procedure for manufacturing G-202 can be manufactured under larger scale manufacturing procedures.  In the event G-202 cannot be manufactured in sufficient qualities, our future prospects could be significantly impacted.

We have no product liability insurance.

The testing, manufacturing, marketing and sale of human therapeutic products entail an inherent risk of product liability claims.  We cannot assure you that substantial product liability claims will not be asserted against us. We have no product liability insurance. In the event we are forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses.

We cannot assure you that adequate insurance coverage will be available in the future on acceptable terms.

We have secured director and officer insurance in the amount of $5,000,000. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. We will endeavor to obtain appropriate insurance coverage for insurable risks that we identify.  We may not be able to obtain appropriate insurance coverage.  The occurrence of an uninsured claim may have an adverse material effect on our business.

Risks Relating Our Common Stock

There is no public market for our securities and no assurances can be given that one will ever develop.

Our stock is not traded on an exchange or on the OTC Bulletin Board.  An investment in our common stock should be considered totally illiquid.  No assurances can be given that a public market for our securities will ever materialize. Additionally, even if a public market for our securities develops and our securities become traded, the trading volume may be limited, making it difficult for an investor to sell shares.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming and more burdensome. As a result, management will be required to devote more time to compliance which could result in a reduced focus on the development thereby adversely affecting the Company’s development activities. Also, the increased costs will require the Company to seek financing sooner that it may otherwise have had to.

1 Christensen, S.B., Norup, E., and Rasmussen, U. (1984) in: Natural Products and Drug Development (Krogsgaard-Larsen, P., Christensen, S.B. and Kofod, H., eds.) pp 405-417, Munksgaard, Copenhagen
2 Medical Pharmacopeia is a book containing an official list of medicinal drugs together with articles on their preparation and use.

Starting in 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires that the Company's management assess the Company's internal control over financial reporting annually and include a report on its assessment in its annual report filed with the SEC. Effective December 15, 2009 for a smaller reporting company, the Company's independent registered public accounting firm is required to audit both the design and operating effectiveness of its internal controls and management's assessment of the design and the operating effectiveness of its internal controls. We anticipate that costs associated with becoming public will add $150,000 of annual expenses in connection with professional legal and accounting fees.

Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the Committee of Sponsoring Organizations of the Treadway Commission internal control framework.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends in the foreseeable future. Since we do not anticipate paying dividends, any gains on an investment will need to come through an increase in the price of our common stock.  The lack of a market or exchange for our common stock makes such gains highly unlikely.

Our board of directors has broad discretion to issue additional securities which may greatly impact the value of our common stock.

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2008, we have issued and outstanding 12,486,718 common shares. As of March 16, 2009, after our February offering, we have issued and outstanding 12,953,392 common shares, and we have 4,517,375 common shares reserved for issuance upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we will be entitled to issue up to 62,529,233 additional common shares and 10,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our Officers and Scientific Advisors beneficially own approximately 50.4% of our outstanding common shares. As a result, these individuals have the ability to significantly control our governance and may have interests different than yours.

Our Officers and Scientific Advisors own approximately 50.4% of our outstanding common shares. As a consequence of their level of stock ownership, the group will substantially retain the ability to elect or remove members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders.

ITEM 2.	PROPERTIES

Our executive offices are located at 9901 IH 10 West, Suite 800, San Antonio, TX, 78230. We lease this facility consisting of approximately 300 square feet, for $2,470 per month inclusive of receptionist, telecommunication, and internet services. Our lease expires on June 30, 2009.

We also rent a virtual office at 12100 Wilshire Blvd, 8th Floor, Los Angeles, CA 90025 to maintain a business presence in that state and for meetings with participants who are located within travel distance to Los Angeles so as not to require travel exclusively to our executive office in San Antonio. This contract carries forward on a month by month basis at a charge of $210 per month.

The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock.

Holders

As of March 16, 2009, our common stock was held by approximately 96 record holders.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the future.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2007 Stock Plans as of December 31, 2008.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders
2007 Stock Plan, as amended	575,000	$0.51	925,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	575,000	$0.00	925,000

GenSpera2007 Equity Compensation Plan

We have one equity incentive plan, our 2007 Equity Compensation Plan (“2007 Plan”). Our 2007 Plan is administered by a committee of non-employee directors who are appointed by our board of directors (“Committee”). The purpose of our 2007 Plan is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability.

Issuance of Awards. The issuance of awards under our 2007 Plan is at the discretion of the Committee, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options and restricted stock to employees, directors and consultants. Our 2007 Plan authorizes the issuance of up to 1,500,000 shares of our common stock for the foregoing awards.

Exercise Price for Options. The exercise price of Nonqualified Stock Options shall not be less than 85% of the fair market value per share on the date of grant. The exercise price per share for Incentive Stock Option grants must be no less than 100% of the fair market value per share on the date of grant. The exercise price per share for an incentive stock option grant to an employee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of GenSpera or any parent or subsidiary, must be no less than 110% of the fair market value per share on the date of grant.

Payment of Exercise Price. Generally, the option exercise price may be paid in cash, by check, by cashless exercise, by net exercise or by tender or attestation of ownership of shares having a fair market value not less than the exercise price and that either (A) have been owned by the optionee for more than six months and not used for another exercise by tender or attestation, or (B) were not acquired, directly or indirectly, from us.

Exercisability and Vesting. At the time an award is granted, the Committee must fix the period within which the award may be exercised and determine any conditions that must be satisfied before the award may be exercised. Notwithstanding, options shall vest over a period of not more than five years and at a rate of not less than 20% per year. The Committee may accelerate the exercisability of any or all outstanding options at any time for any reason.

Term of Options. The maximum term of an option granted under our 2007 Plan is ten years.

Transferability of Awards. Grants are nontransferable by the grantee other than by will or by the laws of descent and distribution and are exercisable during the grantee’s lifetime only by the grantee.

Change in Control. Our 2007 Plan provides that in the event of our merger with or into another corporation, the sale of substantially all of our assets, or the sale or exchange of more than 50% of our voting stock, each outstanding award shall be assumed or an equivalent award substituted by the surviving, continuing, successor or purchasing corporation or a parent thereof. The Committee may also deem an award assumed if the award confers the right to the award-holder to receive, for each share of stock subject to an award immediately prior to the change in control, the consideration that a stockholder is entitled on the effective date of the change in control. Upon a change in control, all outstanding options shall automatically accelerate and become fully exercisable and all restrictions and conditions on all outstanding restricted stock grants shall immediately lapse.

Amendment and Termination. The Committee may at any time amend, suspend or terminate our 2007 Plan. Notwithstanding the forgoing, the Committee shall not amend the Plan without shareholder approval if such approval is required by section 422 of the Internal Revenue Code or section 162(m) therein.

Recent Sales of Unregistered Securities.

The following information is given with regard to unregistered securities sold during the preceding three years including the dates and amounts of securities sold, the persons or class of persons to whom we sold the securities, the consideration received in connection with such sales and, if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.  The descriptions contained below are a summary and qualified by the agreements, if applicable, included as Exhibits to this Annual Report. The following securities were issued in private offerings pursuant to the exemption from registration contained in Section 4(2) of the Securities Act and the rules promulgated thereunder:

•
On June 7, 2004, we granted a total of 750,000 common stock options to members of our Scientific Advisory Board. The options vested over a four year period on December 31 of each year and have an exercise price of $0.0016.

•
On September 29, 2004, we issued one of our shareholders a convertible note in the amount of $15,000. The consideration paid by the shareholder was cash. The note accrues interest at 4.2% per annum and is convertible into common shares at $0.50 per share. The note is due and payable on September 28, 2009.

•
On December 23, 2005, we issued one of our shareholders a convertible note in the amount of $35,000. The consideration paid by the shareholder was cash. The note accrues interest at 4.2% per annum and is convertible into common shares at $0.50 per share. The note is due and payable on December 22, 2010.

•
On May 19, 2006, we issued one of our shareholders a convertible note in the amount of $40,000. The consideration paid by the shareholder was cash. The note accrues interest at 4.2% per annum and is convertible into common shares at $0.50 per share. The note is due and payable on May 18, 2011.

•
On November 10, 2006, we granted a total of 150,000 common stock options to employees and advisors. The options vested upon grant, have a term of 10 years and an exercise price of $0.01. All of these options were exercised during 2007.

•
On December 6, 2006, we issued one of our shareholders a convertible note in the amount of $30,000. The consideration paid by the shareholder was cash. The note accrues interest at 4.2% per annum and is convertible into common shares at $0.50 per share. The note is due and payable on December 6, 2011.

•	In March and June of 2007 we issued a total of 900,000 common shares to employees and advisors in connection with the exercise of the options granted on June 7, 2004 and November 10, 2006.

•
During 2007, we issued an aggregate of 735,000 shares of common stock, valued at $367,500, as compensation for consulting and financial and legal advisory services. The compensation cost was based on the fair value of our common stock as determined by the Company’s board of directors.

•	During November 2007, we sold an aggregate of 1,300,000 common shares in a private placement to accredited investors at $0.50 per share, for gross proceeds of $650,000.

•
On January 1, 2008, we granted a total of 500,000 common stock warrants to the JD Group, LLC, a consultant, for business and financial planning services. The warrants have an exercise price of $0.50 per share. The warrants vested upon grant.

•
On January 1, 2008, we granted a total of 500,000 common stock warrants to G. Tyler Runnels a consultant, for business and financial planning services. The warrants have an exercise price of $0.50 per share. The warrants vested upon grant.

•
On January 7, 2008, we granted 100,000 shares of common stock, valued at $50,000, to a former director, Richard P. Burgoon, Jr., as compensation for serving on the board. The shares were vested upon grant.

•
On February 1, 2008, we granted a total of 240,000 common stock options to members of our Scientific Advisory Board. Of this total, 60,000 options were granted to each of the following individuals: Dr. John T. Isaacs, Dr. Samuel R. Denmeade, Dr. Soren Brogger Christensen and Dr. Hans Lilja. The options have an exercise price of $0.50 per share. The options vest in equal installments quarterly over a period of three years commencing March 31, 2008, and lapse if unexercised on January 31, 2018.

•
On February 11, 2008, we granted a total of 100,000 common stock options to the Verrazano Group, LLC, a consultant, for investor relation services. The options have an exercise price of $0.50 per share and expire if unexercised on February 11, 2013. As of the date of this Annual Report, options to purchase 16,000 shares have lapsed.

•
On February 11, 2008, we granted a total of 20,000 common stock options to a consultant, Robert C. Scherne, CPA, PC for professional services. The options have an exercise price of $0.50 per share. The options vest in equal installments quarterly over a period of one year commencing March 31, 2008, and lapse if unexercised on February 11, 2018.

•
On March 6, 2008, we granted a total of 1,000,000 common stock warrants to consultants for business advisory services. Of this total, 500,000 stock warrants were granted to Pangaea Partners, LLC and an additional 500,000 common stock warrants were granted to High Tide, LLC. The warrants have a term of five years and an exercise price of $1.00 per share.

•	On March 7, 2008, we issued 1,000,000 common shares upon the exercise of 1,000,000 common stock warrants at $.50 per share. We received gross proceeds of $500,000.

•
During March 2008, we granted to our board of directors, as compensation for serving on our board of directors, options to purchase an aggregate of 300,000 common shares at $0.50 per share, reflecting the fair market value of the shares as of that date. Each Director (Scott Ogilvie, Richard P. Burgoon, Jr. and John M. Farah, Jr., Ph.D.) received 50,000 options that vested upon grant with the remaining 50,000 options vesting quarterly over a period of two years commencing March 31, 2008, and lapse if unexercised on April 1, 2018.

•	On March 7, 2008, we issued 31,718 shares of common stock to our Chief Executive Officer and President, Craig A. Dionne, Ph.D., as payment of accrued interest in the amount of $15,859.

•
During July and August of 2008, we sold an aggregate of 2,320,000 units resulting in gross proceeds of $2,320,000 or $1.00 per unit. Each unit consists of: (i) 1 share of common stock; and (ii) ½ common stock purchase warrant. The warrants have a term of 5 years and an exercise price of $2.00 per shares subject to certain anti-dilution adjustments. The warrants are also callable by the Company in the event the Company’s shares are publically traded in the future and certain price and volume conditions are met.

TR Winston & Company, LLC (“TRW”) acted as the Company’s placement agent with respect to the transaction. Pursuant to a placement agent agreement with TRW we agreed to the following compensation: (i) cash fee equal to 8% of gross proceeds raised, including any payments made to the Company upon the exercise of the warrants; (ii) the issuance of a warrant to purchase 8% of all securities issued; and (iii) payment of legal expenses totaling $20,000. Accordingly, we issued to TRW a warrant to purchase 278,400 common shares of which 22,500 were assigned to Mercer Capital, Ltd. and associated persons for their assistance in the offering. The warrant has an exercise price per common shares of $2.00 and a term of 5 years.

Also, as an accommodation to the Company, TRW agreed to receive a convertible debenture in the principal amount of $163,600 and warrants to purchase an additional 81,800 common shares in lieu of $163,600 of its cash fee. The warrant is in addition to any warrants received as compensation for acting as placement agent. The convertible debenture accrues interest at 5% per annum and has a maturity date of July 14, 2009. It is convertible into the shares of the Company’s common stock, at the sole discretion of the holder, at $1.00 per share subject to certain anti-dilution adjustments. The warrant has the same terms as those issued to investors in the offering.

•
In October of 2008, we granted warrants to purchase an aggregate of 50,000 common shares to Crystal Research Associates, LLC for marketing services. The warrants have a term of five years and an exercise price of $2.00 per share.

•
In October of 2008, we granted options to purchase an aggregate of 15,000 common shares to our director Scott Ogilvie at an exercise price of $1.00 per share. The options vested on the date of grant and lapse if unexercised on October 16, 2018.

•
On February 17, 2009, we entered into a modification with TRW with regard to our 5% Convertible Debenture issued to TRW in the amount of $163,600.  Pursuant to the modification, TRW agreed to extend the maturity date of the debenture from July 14, 2009 to July 14, 2010.  As consideration for the modification, we issued TRW a common stock purchase warrant entitling TRW to purchase 50,000 shares of our common stock at a per share purchase price of $1.50.  The warrant has a five year term and contains certain anti-dilution provisions requiring us to adjust the exercise price and number of shares upon the occurrence of a stock split, stock dividends or stock consolidation.

•
On February 17, 2009, we entered into a modification with Craig Dionne, our Chief Executive Officer and Chairman with regard to our 4% Convertible Promissory Note issued to Mr. Dionne in the amount of $35,000.  Pursuant to the modification, Mr. Dionne agreed to extend the maturity date of the Note from December 2, 2008 to December 2, 2009.  Mr. Dionne had previously deferred repayment of the note.  As consideration for the modification, we issued Mr. Dionne a common stock purchase warrant entitling Mr. Dionne to purchase 11,000 shares of our common stock at a per share purchase price of $1.50.  The warrant has a five year term and contains certain anti-dilution provisions requiring us to adjust the exercise price and number of shares upon the occurrence of a stock split, stock dividends or stock consolidation.

•
On February 19, 2009, we entered into a Securities Purchase Agreement with a number of  accredited investors.  Pursuant to the terms of the Securities Purchase Agreement, we sold the investors units in the aggregate of approximately $700,000 (the “Offering”).  The price per unit was $1.50.  Each unit consists of: (i) one share of common stock; and (ii) one-half common stock purchase warrant.  The warrants have a term of five years and allow the holder to purchase our common shares at a price per share of $3.00.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions.

As a result of offering, the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered.  These anti-dilution provisions resulted in the exercise price of these warrants being reduced from $2.00 to $1.50.  Additionally, we issued holders of these warrants an additional 506,754 additional warrants.  We are obligated to file a registration statement for the common stock underlying such warrants pursuant to the registration rights agreement entered into in connection with the July and August 2008 financing.

The foregoing summaries of each of are qualified in their entirety by reference to the full text of each such document, a copy of the form of each is attached hereto as Exhibits and each of which is incorporated herein in its entirety by reference.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Significant Accounting Policies. Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations. Analysis of our financial results comparing 2008 to 2007.

•
Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview” section (see also “Risk Factors” in Part I, Item 1A of this Form 10-K). Our actual results may differ materially.

Overview

We are a development stage company focused on the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder and kidney cancer. Our operations are based in San Antonio, TX.

Management's Plan of Operation

At December 31, 2008, we were pursuing a business plan related to the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder and kidney cancer and were considered to be in the development stage as defined by SFAS No. 7, “ Accounting and reporting by Development Stage Enterprises “.

Business Strategy

Our business strategy is to develop a series of therapeutics based on our target-activated pro-drug technology platform and bringing them through Phase I/II clinical trials. At that point, we plan to license the rights to further development of the drug candidates to major pharmaceutical companies. We believe that major pharmaceutical companies see significant value in drug candidates that have passed one or more phases of clinical trials, and these organizations have the significant resources and expertise already in-house to finalize drug development and market the drugs.

Plan of Operation

We have made significant progress in key areas such as drug manufacture, toxicology, and pre-clinical activities for our lead compound G-202.

For the manufacture of G-202, we have secured a stable supply of source material ( Thapsia garganica seeds) from which thapsigargin is isolated, have a sole source agreement with a European supplier, Thapsibiza, SL, and have obtained the proper import permits from the USDA for these materials. We have also identified a clinically and commercially viable formulation for G-202 and are in the process of manufacturing G-202 at a large scale to supply our Phase I clinical needs. We have also determined that the stabilities of seeds, manufacturing intermediates and final drug substance are more than sufficient to allow reliable manufacture and stability of drug substance.

Definitive toxicology studies in rats and monkeys were launched in early September. We received a draft report of the study results in the first quarter of 2009.

In preparation for our clinical activities, we have formulated a draft Phase I clinical plan for the development of G-202 together with investigators at the Johns Hopkins Oncology Center and the University of Wisconsin Comprehensive Cancer Center, where we intend to conduct the Phase I trial.

As part of our regulatory activities, we sought and conducted a pre-IND meeting with the FDA in August of 2008. For this process we compiled all the information from our manufacturing processes and preliminary toxicological studies together with our proposed further development and clinical plans to obtain guidance from, and open a dialog with, the FDA. The FDA responded to our proposed development plan with some helpful suggestions and remarks but did not require us to change any aspect of our proposed development program including our manufacture, toxicology or clinical plans.

Over the next twelve months we plan to focus on the remaining pre-clinical work for G-202 and initiate clinical trials of G-202 in cancer patients.

Firstly, we have initiated the manufacture of clinical grade G-202 under Good Manufacturing Practice (GMP) guidelines. We have contracted manufacture of the cytotoxin 12ADT to the company InB: Hauser Pharmaceutical Services (Denver, CO), synthesis of the peptide to Ambiopharm (Augusta, SC), and the final coupling of the peptide to 12ADT to make G-202 to InB: Hauser.

We plan to prepare and submit an IND with the FDA in 2009. The main purpose of an IND application is to provide the data showing that it is reasonable to begin clinical evaluation of a new drug candidate in humans. The application contains all of the preclinical data pertaining to G-202 including the scientific rationale, efficacy data in animals, toxicological data, manufacturing information, drug formulation and stability, etc., and the proposed clinical plan. Although it is possible to assemble this data after completion of all the studies, we make a point of assembling reports and documents in final submissible format as the data are collected in order to facilitate the rapid assembly of the final IND application. Nevertheless, we expect the application to require at least one month for assembly and up to $100,000 in consultant’s fees to assure that we have complied with the high level of regulatory requirements inherent in this process.

Finally, we will continue to protect our intellectual property position particularly with regard to the outstanding claims contained within the core PSMA-pro-drug patent application in the United States. We will also continue to prosecute the claims contained in our other patent applications in the United States.

We anticipate that the second year, and much of the third year, of operations we will be engaged in the conduct of a Phase I clinical trial of G-202, and, if appropriate, extension into a Phase II clinical trial of G-202. The purpose of a Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regime for the subsequent clinical studies. We currently plan to conduct the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study at Johns Hopkins Oncology Center (Michael Carducci, MD as Principal Investigator), and the University of Wisconsin Comprehensive Cancer Center (George Wilding, MD as Principal Investigator). We are currently negotiating contracts for conduct of the Phase I studies at these institutions, and the final terms of the contracts have not yet been determined.

Assuming successful completion of the Phase I clinical program, we expect to conduct a Phase II clinical trial to determine the therapeutic efficacy of G-202 in cancer patients. Although we believe that G-202 will be useful across a wide variety of cancer types, it is usually most efficient and medically prudent to evaluate a drug candidate in a single tumor type within a single trial. It is currently too early in the pre-clinical development process to determine which single tumor type will be evaluated, but we expect that over 40 patients will be required for an appropriate evaluation over a total time span of 18 months.

We currently have budgeted $2,233,000 in cash expenditures for the twelve month period following the date of this report, including (1) $1,013,000 to cover our projected general and administrative expense during this period and (2) $1,220,000 for research and development activities. In order to cover these expenses, we anticipate undertaking a series of financings.

To date, we have raised net proceeds of $2,278,000 through August 31, 2008 via the sale of Units. The units consist of one share of our common stock and one-half warrant with an exercise price of $2.00 per share of common stock, exercisable any time within five years after the date of issuance. Further, in February 2009 we raised approximately $700,000 via the sale of new Units at a price of $1.50 per unit. The new units consist of one share of our common stock and one-half warrant with an exercise price of $3.00 per share of common stock, exercisable any time within five years after the date of issuance. Also, in November of 2007 we sold 1,300,000 shares of common stock for proceeds of $650,000. Additionally, we have received proceeds of $500,000 through the exercise of warrants that were issued for financial services. We expect that the current working capital is sufficient to fund our lead drug (G-202) development into Phase I clinical trials by the end of Q2 2009. Should we not be able to raise additional funds, we may have to substantially curtail our proposed operations.

As an accommodation to the Company, TR Winston & Company, LLC, our placement agent, agreed to receive a convertible debenture and warrants to purchase an additional 81,800 common shares in lieu of $163,600 of its cash fee for the sale of the 2008 common stock units. The convertible debenture accrues interest at 5% per annum and has a maturity date of July 14, 2010 (extended from the original due date of July 14, 2009). It is convertible into the shares of our common stock, at the sole discretion of the holder, at $1.00 per share subject to certain anti-dilution adjustments. The warrant has the same terms as those issued to investors in the offering. As consideration for the modification of the maturity date, the Company issued TRW a common stock purchase warrant entitling TRW to purchase 50,000 shares of the Company’s common stock at a per share purchase price of $1.50.  The warrant has a five year term.

The amounts and timing of our actual expenditures may vary significantly from our expectations depending upon numerous factors, including our results of operation, financial condition and capital requirements. Accordingly, we will retain the discretion to allocate the available funds among the identified uses described above, and we reserve the right to change the allocation of available funds among the uses described above.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2008, as compared to those policies disclosed in the December 31, 2007 financial statements.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates — These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors and consultants. Actual results could differ from those estimates.

Fair Value of Financial Instruments —For certain of our financial instruments, including accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Cash and Equivalents —Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Intangible and Long-Lived Assets — We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2008, no impairment losses were recognized.

Research and Development Costs — Research and development costs include expenses incurred by the Company for research and development of therapeutic agents for the treatment of cancer and are charged to operations as incurred.

Stock Based Compensation —We account for our share-based compensation under the provisions of FASB Statement No. 123(R), “Share-Based Payment”, (“FAS 123R”). We adopted FAS 123R as of January 1, 2006, using the modified prospective application method. Prior to January 1, 2006 we applied the provisions of FAS 123, “Accounting for Stock-Based Compensation”.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Operating losses increased from $684,239 in 2007 to $3,287,285 in 2008. The increase of $2,603,046 was the result of an increase of $464,495 in general and administrative expenses, from $389,799 in 2007 to $854,294 in 2008, and an increase in research and development expenses of $2,138,551, from $294,440 in 2007 to $2,432,991 in 2008. The increase in expenses is directly attributable to the availability of cash resulting from our private placements in 2008 and late 2007, enabling us to implement our business plan.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2008 and 2007 were $2,432,991 and $294,440 respectively. The increase in 2008 is directly attributable to the availability of cash resulting from our private placements in 2008 and late 2007 and consequent implementation of the development program for G-202. The 2008 increase results primarily from increases in expenditures for toxicology and other studies and manufacturing.

Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, and compensation and consulting costs.

Under the planning and direction of key personnel, we expect to outsource all of our GLP preclinical development activities (e.g., toxicology) and GMP manufacturing and clinical development activities to Contract Research Organizations (CROs) and Contract Manufacturing Organizations (CMOs).  Manufacturing will be outsourced to organizations with approved facilities and manufacturing practices.

Prior to the assignment of the patents to GenSpera in 2008, we had an exclusive option to license 5 issued patents and 3 patent applications pending worldwide.  The previous owner of the intellectual property, John Hopkins University, agreed to assign the patents underlying the technology to our co-founders (the “Assignee Co-Founders”) in return for their assumption of future patent fees and costs, and patent attorney fees and costs, associated with all of the assigned technology. In exchange for us continuing to pay for these future costs, the Assignee Co-Founders entered into world-wide, exclusive option agreements with us. Therefore, we have continued to pay these costs as we have used the technology prior to the actual assignment.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2008 and 2007 were $854,294 and $389,799 respectively. The increase in 2008 results from increases in compensation and consulting expense of approximately $106,000, professional fees of approximately $215,000, rent expense of approximately $38,000, insurance of approximately $22,000 and various other expenses of approximately $83,000 and is directly attributable to the availability of cash resulting from our private placements in 2008 and late 2007, enabling us to implement our business plan.

Other Expense

Other expense for the years ended December 31, 2008 and 2007 was $38,976 and $6,960, respectively, consisting of interest expense and finance costs. The increase in 2008 results primarily from a charge of $30,160 related to a penalty for the late filing of our registration statement.

Net Loss

Net losses for the years ended December 31, 2008 and 2007 were $3,326,261 and $691,199 respectively, resulting from the expenses described above.

Research and Development Activities

We have identified 4 pro-drug candidates: G-202, G-114, G-115 and Ac-GKAFRR-L12ADT. At this time, we are engaged solely in the development of G-202. It is anticipated that the development of the remaining candidates will not commence until we have sufficient resources to devote to their development and in all likelihood this will not occur until after the development of G-202.

Through December 31, 2008, the vast majority of costs incurred have been devoted to G-202. We estimate that we have incurred costs of approximately $235,000 related to G-114, G-115 and Ac-GKAFRR-L12ADT. All of these costs were incurred prior to December 2007, at which time we began focusing solely on G-202. The balance of our costs, aggregating approximately $3,189,000, was incurred in the development of G-202. For the years ended December 31, 2008 and 2007, approximately $2,433,000 and $174,000, respectively, was incurred in the development of G-202. The balance of the costs was related to G-114, G-115 and Ac-GKAFRR-L12ADT.

It is estimated that the development of G-202 will occur as follows:

From the date of this document it is expected that the Company will expend another $900,000 to complete the preclinical testing and manufacture of G-202 and file an IND.

It is estimated that the Phase I clinical trial will cost approximately $2,600,000 and will be completed in the second quarter of 2010.

Phase II clinical studies will cost an additional $4,200,000 and will be completed in the fourth quarter of 2011. Phase III Clinical trials will cost approximately $25,000,000 and will be completed in the fourth quarter of 2014. If all goes as planned, we may expect marketing approval in the second half of 2015 with an additional $3,000,000 spent to get the NDA approved. We do not expect material net cash inflows before late 2015.

The Phase III estimated costs are subject to major revision simply because we have not yet entered clinical testing of our drug in patients. The estimates will become more refined as we obtain clinical data.

At this time, we have suspended the development of our other drug candidates, G-114, G-115 and Ac-GKAFRR-L12ADT. As a result we are unable to reasonably estimate the nature, timing and estimated costs and completion dates of those projects at this time.

We have not yet applied for approval by the FDA to conduct clinical trials. Even if we successfully file an IND application and receive clearance from the FDA to commence trials, the outcome of pre-clinical, clinical and product testing of our products is uncertain, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we will be unable to commercially produce our proposed products. Before obtaining regulatory approvals for the commercial sale of any potential human products, our products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. No assurances can be given that the clinical trials of our products, or those of licensees or collaborators, will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals, or that the testing of such products will be completed in a timely manner, if at all, or without significant increases in costs, program delays or both, all of which could harm our ability to generate revenues. In addition, our proposed products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market our proposed products. Many companies involved in biotechnology research and development have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm the Company's ability to generate revenues, operate profitably or produce any return on an investment in the Company. This would have a material adverse affect on our operations, financial position and liquidity.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted SFAS 157 on January 1, 2008 which did not have a material impact on our financial position and results of operations. We also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We designate cash equivalents as Level 1. As of December 31, 2008 and 2007, we did not have any cash equivalents, therefore there were no assets measured at fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 on January 1, 2008 and did not elect the fair value option which did not have a material impact on our financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on our financial position and results of operations.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that effective January 1, 2009; warrants issued during 2008 with a fair value of $734,617 on December 31, 2008 will need to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 will be a $290,455 increase to the deficit accumulated during development stage.

Liquidity and Capital Resources

We are financing our operations primarily with approximately $2,278,000 in net proceeds from the sale of common stock units through August 31, 2008, $650,000 from the sale of 1,300,000 shares of common stock in November 2007 and with $500,000 received from the exercise of warrants in March, 2008. Additionally, in February 2009 we raised approximately $700,000 via the sale of new common stock units.

Between December 2003 and December 2006, we entered into five convertible notes with Craig Dionne, our Chief Executive Officer and then majority stockholder, pursuant to which we have borrowed an aggregate of $155,000. The notes bear an interest rate of 4.2% and mature at various dates from September 28, 2009 through December 6, 2011. Upon the completion of an equity financing in the amount of at least $500,000, which occurred in November 2007, the principal amount of the notes, along with accrued interest, became convertible, at the option of the holder, into shares of our common stock at $0.50, the price per share equal to that paid in the equity financing. On February 17, 2009, we entered into a modification with Dr. Dionne with regard to the Company’s 4% Convertible Promissory Note issued to Dionne in the amount of $35,000 (“Note”).  Pursuant to the modification, Dr. Dionne agreed to extend the maturity date of the Note from December 2, 2008 to December 2, 2009. As consideration for the modification, the Company issued Dr. Dionne a common stock purchase warrant entitling him to purchase 11,000 shares of our common stock at a per share purchase price of $1.50.  The warrant has a five year term.

Cash at December 31, 2008 and 2007 was approximately $534,000 and $590,000, respectively. During July and August 2008 we received an additional $2,278,000 from the sale of common stock units.

From November 2007 through December 31, 2008, we have had cash expenditures of approximately $2,894,000. Additionally, in February 2009 we raised approximately $700,000 via the sale of new common stock units.

Net cash used in operating activities and net cash used by investing activities have increased in the current period as a direct result of the availability of cash resulting from our private placement in 2008 and late 2007, enabling us to implement our business plan. During 2008 an increase in accounts payable and accrued expenses results primarily from accounts payable for toxicology, manufacturing and professional fees, accrued consulting and payroll expenses of $20,000 and accrued finance costs of $30,160.

Cash used by investing activities during 2008 consists of costs incurred to acquire the patents underlying our technology, as further described in   Patents and Proprietary Rights. We had no such costs in the prior periods.

As an accommodation to the Company, TR Winston & Company, LLC, our placement agent, agreed to receive a convertible debenture and warrants to purchase an additional 81,800 common shares in lieu of $163,600 of its cash fee for the sale of the 2008 common stock units. The convertible debenture accrues interest at 5% per annum and has a maturity date of July 14, 2010 (extended from the original due date of July 14, 2009). It is convertible into the shares of our common stock, at the sole discretion of the holder, at $1.00 per share subject to certain anti-dilution adjustments. The warrant has the same terms as those issued to investors in the offering. As consideration for the modification of the maturity date, the Company issued TRW a common stock purchase warrant entitling TRW to purchase 50,000 shares of the Company’s common stock at a per share purchase price of $1.50.  The warrant has a five year term.

Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through private equity transactions. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. We anticipate that our current available cash will be sufficient to finance our current activities into the third quarter of 2009. We cannot assure you that public or private financing will be available on acceptable terms, if at all.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
GenSpera Inc.
San Antonio, TX

We have audited the accompanying balance sheets of GenSpera Inc., a development stage company, as of December 31, 2008 and 2007, and the related statements of losses, statement of stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008 and the period November 21, 2003 (date of inception) through December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenSpera Inc., a development stage company, at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period November 21, 2003 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
New York, New York	RBSM LLP
March 30, 2009

GENSPERA INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31,2008 and 2007

	2008	2007
Assets

Current assets:
Cash	$534,290	$590,435

Total current assets	534,290	590,435

Intangible assets, net of accumulated amortization of $11,511	172,657	-

Total assets	$706,947	$590,435

Liabilities and stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$238,817	$3,874
Accrued interest - stockholder	5,399	14,800
Convertible note payable - stockholder, current portion	50,000	35,000

Total current liabilities	294,216	53,674

Convertible note payable, net of discount of $11,046	152,554	-
Convertible notes payable - stockholder, long term portion	105,000	120,000

Total liabilities	551,770	173,674

Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized,
12,486,718 and 9,035,000 shares issued and outstanding	1,249	904
Additional paid-in capital	4,922,174	1,857,842
Deficit accumulated during the development stage	(4,768,246)	(1,441,985)

Total stockholders' equity	155,177	416,761

Total liabilities and stockholders' equity	$706,947	$590,435

See accompanying notes to financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2008

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Years ended December 31,		December 31,
	2008	2007	2008

Operating expenses:
General and administrative expenses	$854,294	$389,799	$1,289,542
Research and development	2,432,991	294,440	3,424,407

Total operating expenses	3,287,285	684,239	4,713,949

Loss from operations	(3,287,285)	(684,239)	(4,713,949)

Finance cost	(39,789)	-	(39,789)
Interest income (expense), net	813	(6,960)	(14,508)

Loss before provision for income taxes	(3,326,261)	(691,199)	(4,768,246)

Provision for income taxes	-	-	-

Net loss	$(3,326,261)	$(691,199)	$(4,768,246)

Net loss per common share, basic and diluted	$(0.30)	$(0.10)

Weighted average shares outstanding	11,030,657	7,103,904

See accompanying notes to financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 21, 2003	-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001
per share in November, 2003	6,100,000	610	(510)	-	100

Contributed services	-	-	120,000	-	120,000

Net loss	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	(125,127)	(5,027)

Contributed services	-	-	192,000	-	192,000

Stock based compensation	-	-	24,102	-	24,102

Net loss	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	(378,748)	(42,546)

Contributed services	-	-	48,000	-	48,000

Stock based compensation	-	-	24,100	-	24,100

Net loss	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	(505,716)	(97,414)

Contributed services	-	-	144,000	-	144,000

Stock based compensation	-	-	42,162	-	42,162

Net loss	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	(750,786)	(156,322)

Shares sold for cash at $0.50 per share
in November, 2007	1,300,000	130	649,870	-	650,000

Shares issued for services	735,000	74	367,426	-	367,500

Contributed services	-	-	220,000	-	220,000

Stock based compensation	-	-	24,082	-	24,082

Exercise of options for cash at $0.003 per share
in March and June, 2007	900,000	90	2,610	-	2,700

Net loss	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share
on March 7,2008	1,000,000	100	499,900	-	500,000

Sale of common stock and warrants at $1.00 per
share - July and August 2008	2,320,000	232	2,319,768	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	15,859

Shares issued for services	100,000	10	49,990	-	50,000

Stock based compensation	-	-	313,743	-	313,743

Contributed services	-	-	50,000	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	20,675

Net loss	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	$1,249	$4,922,174	$(4,768,246)	$155,177

See accompanying notes to financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2008

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Years ended December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(3,326,261)	$(691,199)	$(4,768,246)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	11,511	-	11,511
Stock based compensation	363,743	391,582	845,689
Contributed services	50,000	220,000	774,000
Amortization of debt discount	9,629	-	9,629
Increase in accounts payable and accrued expenses	241,401	1,589	260,075

Cash used in operating activities	(2,649,977)	(78,028)	(2,867,342)

Cash flows from investing activities:
Acquisition of intangibles	(184,168)	-	(184,168)

Cash used in investing activities	(184,168)	-	(184,168)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	2,778,000	652,700	3,430,800
Proceeds from convertible notes - stockholder	-	-	155,000

Cash provided by financing activities	2,778,000	652,700	3,585,800

Net increase (decrease) in cash	(56,145)	574,672	534,290
Cash, beginning of period	590,435	15,763	-
Cash, end of period	$534,290	$590,435	$534,290

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities:
Accrued interest paid with common stock	$15,859	$-
Convertible note issued as payment of placement fees	163,600	-
Fair value of warrants issued with convertible debt recorded
as debt discount	20,675	-

See accompanying notes to financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
AND FOR THE PERIOD FROM NOVEMBER 21, 2003
(INCEPTION) TO DECEMBER 31, 2008

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

GenSpera Inc. (“we”, “us”, “ our company “, “our”,   “GenSpera” or the “Company” ) was formed under the laws of the State of Delaware in 2003. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. GenSpera, Inc. is a pharmaceutical company focused on the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder and kidney cancer. Our operations are based in San Antonio, Texas.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through December 31, 2008, we have accumulated losses of $4,768,246.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during years ended December 31, 2008 and 2007 the Company incurred losses of $3,326,261 and $691,199 respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

In order to address our capital requirements, we intend to seek to raise additional cash for working capital purposes through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity issues.

The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Research and Development

Research and development costs include expenses incurred by the Company for research and development of therapeutic agents for the treatment of cancer and are charged to operations as incurred. Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, and compensation and consulting costs.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

GenSpera incurred research and development expenses of $2,432,991, $294,440 and $3,424,407 for the years ended December 31, 2008 and 2007, and from November 21, 2003 (inception) through December 31, 2008, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits. At December 31, 2008, deposits exceeded current insurance limits by approximately $284,000.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Intangible Assets

Intangible assets consist of 5 issued patents and 3 patent applications pending worldwide (see Note 4). These patents and patent applications cover the intellectual property underlying our technology. The assets are recorded at cost. The patents are being amortized on the straight line basis over their estimated useful lives of twelve years.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 3,713,598 common share equivalents at December 31, 2008 and 339,600 at December 31, 2007. For the years ended December 31, 2008 and 2007, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Income Taxes

We have adopted the provisions of SFAS No. 109 "Accounting for Income Taxes"("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. The adoption of FIN 48 did not have any effect on the Company’s financial position or results of operations.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

Stock-Based Compensation

We account for our share-based compensation under the provisions of FASB Statement No. 123(R), “Share-Based Payment”, (“FAS 123R”). We adopted FAS 123R as of January 1, 2006, using the modified prospective application method. Prior to January 1, 2006 we applied the provisions of FAS 123, “Accounting for Stock-Based Compensation”.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 which did not have a material impact on its consolidated financial position and results of operations. The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents as Level 1. As of December 31, 2008 and 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option which did not have a material impact on its financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,    an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

 In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities,    an amendment of FASB Statement No. 133 . This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 ..  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its financial position and results of operations.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that effective January 1, 2009, warrants issued during 2008 with a fair value of $734,617 on December 31, 2008 will need to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 will be a $290,455 increase to the deficit accumulated during development stage.

NOTE 2 - CAPITAL STOCK AND STOCKHOLDER’S EQUITY

We are authorized to issue 80,000,000 shares of common stock with a par value of $.0001 per share and 10,000,000 shares of preferred stock with a par value of $.0001 per share.

Our Chief Executive Officer has provided his services without compensation from inception through November 2007. We have recorded compensation expense for these contributed services, with the corresponding credit to additional paid-in capital. For the year ended December 31, 2007, we have recorded compensation expense of $220,000. Our Chief Operating Officer provided his services without compensation for the second quarter of 2008. We have recorded compensation expense for these contributed services in the amount of $50,000, with the corresponding credit to additional paid-in capital. For the period from November 21, 2003 to December 31, 2008, compensation expense for contributed services aggregated $774,000.

On January 1, 2008, we granted a total of 1,000,000 common stock warrants to consultants for financial services. The warrants have an exercise price of $0.50 per share. The warrants vested upon grant. We have recorded an expense of $89,680 during 2008 related to the fair value of the warrants that vested during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 3.2%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the warrants of .25 years. The warrants were exercised during March and we received proceeds of $500,000.

On January 7, 2008, we granted 100,000 shares of common stock, valued at $50,000, to a director as payment for services. The shares were vested upon grant.

On February 1, 2008, we granted a total of 240,000 common stock options to members of our Scientific Advisory Board. The options have an exercise price of $0.50 per share. The options vest in equal installments quarterly over a period of three years commencing March 31, 2008, and lapse if unexercised on January 31, 2018. We have recorded an expense of $35,643 during 2008 related to the fair value of the options that vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.2%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 111%; and (4) an expected life of the options of 2 years.

On February 11, 2008, we granted a total of 100,000 common stock options to a consultant for investor relation services. The options have an exercise price of $0.50 per share and expire if unexercised on February 11, 2013. The options vest 20,000 upon grant and 80,000 upon the attainment of certain financial milestones. Any options not vesting by June 30, 2008 terminate on that date. Of the 80,000 options subject to the attainment of financial milestones, 64,000 vested on June 30, 2008 and the balance were terminated. We have recorded an expense of $21,906 during 2008 related to the fair value of the options that vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.7%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 97%; and (4) an expected life of the options of 2 years.

On February 11, 2008, we granted a total of 20,000 common stock options to a consultant for professional services. The options have an exercise price of $0.50 per share. The options vest in equal installments quarterly over a period of one year commencing March 31, 2008, and lapse if unexercised on February 11, 2018. We have recorded an expense of $8,910 during 2008 related to the fair value of the options that vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.2%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 111%; and (4) an expected life of the options of 2 years.

NOTE 2 - CAPITAL STOCK AND STOCKHOLDER’S EQUITY (cont’d)

On March 6, 2008, we granted a total of 1,000,000 common stock warrants to consultants for financial services. The warrants have an exercise price of $1.00 per share. The warrants vested upon grant and expire if unexercised on March 6, 2011. We have recorded an expense of $76,338 during 2008 related to the fair value of the warrants that vested during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the warrants of 1 year.

During March 2008, we granted to each of three new members of our board of directors, as compensation for serving on our board of directors, options to purchase 100,000 common shares at $0.50 per share, reflecting the fair market value of the shares as of that date. The options vest 50,000 each upon grant with the balance vesting quarterly over a period of two years commencing March 31, 2008, and lapse if unexercised on April 1, 2018. The 300,000 options have been valued at $72,208 at the date of grant using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 100%; and (4) an expected life of the options of 2 years. We have recorded an expense of $52,652 during 2008 based on the options that vested during that period. On September 30, 2008 one of the directors resigned from the board, but will continue to perform services as a consultant. His remaining options, totaling 31,250 options, will be valued and recorded as compensation as they vest. During the fourth quarter of 2008, 6,250 options vested. We have recorded an expense of $4,203 related to the fair value of these options, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.9%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 144%; and (4) an expected life of the options of 2 years.

On March 7, 2008, we issued 31,718 shares of common stock to our president and chief executive officer as payment of accrued interest in the amount of $15,859. Of this amount, $14,800 had been accrued at December 31, 2007.

During July and August of 2008, we sold an aggregate of 2,320,000 units resulting in gross proceeds of $2,320,000 or $1.00 per unit. Net cash received was $2,278,000. Each unit consists of 1 share of common stock and ½ common stock purchase warrant. The warrants have a term of 5 years and an exercise price of $2.00 per share subject to certain anti-dilution adjustments. The fair value of the warrants has been recorded as permanent equity since the warrants are exercisable into unregistered shares of our common stock and do not contain any net cash settlement provisions. The warrants are also callable by the Company in the event the Company’s shares are publically traded in the future and certain price and volume conditions are met.

TR Winston & Company, LLC (“TR Winston”) acted as the Company’s placement agent with respect to the transaction. Pursuant to a placement agent agreement with TR Winston we agreed to the following compensation: (i) cash fee equal to 8% of gross proceeds raised, including any payments made to the Company upon the exercise of the warrants; (ii) the issuance of a warrant to purchase 8% of all securities issued; and (iii) payment of legal expenses totaling $20,000. As an accommodation to the Company, TR Winston agreed to receive a convertible debenture and warrants to purchase an additional 81,800 common shares in lieu of $163,600 of its cash fee.

On October 16, 2008, we granted a total of 50,000 common stock warrants to a consultant for marketing services. The warrants have an exercise price of $2.00 per share and expire if unexercised on October 16, 2013. The warrants vested upon grant. We have recorded an expense of $17,238 during 2008 related to the fair value of the options, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.9%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 111%; and (4) an expected life of the options of 2 years.

On October 16, 2008, we granted a total of 15,000 common stock options to a director as compensation for serving on a special committee. The options have an exercise price of $1.00 per share and expire if unexercised on October 16, 2018. The options vested upon grant. We have recorded an expense of $7,173 during 2008 related to the fair value of the options, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 2.9%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 111%; and (4) an expected life of the options of 2 years.

On June 7, 2004, we granted a total of 750,000 common stock options to members of our Scientific Advisory Board. The options vested over a four year period on December 31 of each year. On May 15, 2007 our board approved a resolution to accelerate the vesting of the remaining 187,500 unvested options. At that time, all of the options were exercised and we received proceeds of $1,200. We have recorded compensation expense of $24,082 for the nine months ended September 30, 2007 related to the fair value of the options that vested during that period, using the Black-Scholes method based on the following assumption ranges:  (1) risk free interest rate of 3% - 4.9%; (2) dividend yield of 0%; (3) estimated volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the options of .5 - 3 years.

NOTE 2 - CAPITAL STOCK AND STOCKHOLDER’S EQUITY (cont’d)

On November 10, 2006, we granted a total of 150,000 common stock options to employees and advisors. The options vested upon grant. All of these options were exercised during 2007 and we received proceeds of $1,500.

During 2007, we issued an aggregate of 735,000 shares of common stock, valued at $367,500, as compensation for consulting and financial and legal advisory services.

During November 2007, we sold an aggregate of 1,300,000 common shares in a private placement at $0.50 per share, for proceeds of $650,000.

NOTE 3 -CONVERTIBLE NOTES PAYABLE

We have executed five convertible notes with our president and chief executive officer pursuant to which we have borrowed an aggregate of $155,000. The notes bear an interest rate of 4.2% and mature at various dates through December 6, 2011. Interest accrued through February 29, 2008 was $15,859. On March 7, 2008 we issued 31,718 shares of common stock as payment of this amount. Accrued interest at December 31, 2008 was $5,399. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

As an accommodation to the Company, TR Winston & Company, LLC, our placement agent, agreed to receive a convertible debenture in the principal amount of $163,600 plus warrants to purchase an additional 81,800 common shares in lieu of $163,600 of its cash fee. The convertible debenture accrues interest at 5% per annum and has a maturity date of July 14, 2010 (extended from July 14, 2009 – see Note 7, Subsequent Events). It is convertible into the shares of the Company’s common stock, at the sole discretion of the holder, at $1.00 per share subject to certain anti-dilution adjustments.

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “ Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments ”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $20,675 using the Black Scholes option pricing model. This amount has been recorded as a debt discount and will be amortized over the term of the debenture. We determined that there was no beneficial conversion feature attributable to the convertible debenture since the effective conversion price was greater than the value of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 2.9%, and (4) expected life of 2 year.

Principal amounts of the notes mature as follows:

Years ended December 31,
2009	$50,000
2010	198,600
2011	70,000
$318,600

NOTE 4 – INTELLECTUAL PROPERTY

We have acquired know-how, pre-clinical data, development data and related patent portfolios for a series of technologies that relate to targeted, potentially curative treatments for a variety of human cancers. We currently own 5 issued patents and 3 patent applications pending worldwide. The previous owner of the intellectual property, John Hopkins University, agreed to assign the patents underlying the technology to our co-founders (the “Assignee Co-Founders”) in return for their assumption of future patent fees and costs, and patent attorney fees and costs, associated with all of the assigned technology. In exchange for us continuing to pay for these future costs, the Assignee Co-Founders entered into world-wide, exclusive option agreements with us. In April 2008, upon the reimbursement of approximately $122,778 in previously-paid patent costs, fees and expenses to John Hopkins University, the Assignee Co-Founders assigned to GenSpera all right, title, and interest in and to the intellectual property, and GenSpera subsequently recorded  these assignments in the United States Patent & Trademark Office. By virtue of the April 2008 assignments, GenSpera has no further financial obligations to the Assignee Co-Founders or to John Hopkins University with regard to the assigned intellectual property. These reimbursement costs were required to be paid by the Assignee Co-Founders to Johns Hopkins University. As part of our agreements with the Assignee Co-Founders, we have provided these reimbursement costs directly to the Assignee Co-Founders specifically for reimbursement to Johns Hopkins University. Because these payments have been made by us to the

NOTE 4 – INTELLECTUAL PROPERTY (cont’d)

Assignee Co-Founders, this may trigger a taxable event such that the Assignee Co-Founders may be required to pay Federal and state taxes (if any) based upon our payment of the reimbursement costs to the Assignee Co-Founders. Therefore, as part of our agreements with the Assignee Co-Founders, we have further provided additional funds to cover applicable Federal and state taxes (if any) associated with the reimbursement payments. Under our agreement with the Assignee Co-Founders, we will not be required to make any other future payments, including fees, milestone or royalty fees, to either Johns Hopkins University or the Assignee Co-Founders.

On March 10, 2008, we paid an aggregate of $184,167 to acquire the 5 issued patents and 3 patent applications pending worldwide described above. Amortization expense recorded during the period ended December 31, 2008 was $11,511.

Amortization expense for each on the next five fiscal years is estimated to be $15,348 per year.

NOTE 5- STOCK OPTIONS AND WARRANTS

GenSpera 2007 Equity Compensation Plan

We have one equity incentive plan, our 2007 Equity Compensation Plan (“2007 Plan”). Our 2007 Plan is administered by a committee of non-employee directors who are appointed by our board of directors (“Committee”). The purpose of our 2007 Plan is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability.

Under our 2007 Plan, we may grant stock options and restricted stock to employees, directors and consultants. Our 2007 Plan authorizes the issuance of up to 1,500,000 shares of our common stock for the foregoing awards. The exercise price of Nonqualified Stock Options shall not be less than 85% of the fair market value per share on the date of grant. The exercise price per share for Incentive Stock Option grants must be no less than 100% of the fair market value per share on the date of grant. The exercise price per share for an incentive stock option grant to an employee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of GenSpera or any parent or subsidiary, must be no less than 110% of the fair market value per share on the date of grant.

Generally, the option exercise price may be paid in cash, by check, by cashless exercise, by net exercise or by tender or attestation of ownership of shares having a fair market value not less than the exercise price and that either (A) have been owned by the optionee for more than six months and not used for another exercise by tender or attestation, or (B) were not acquired, directly or indirectly, from us.

At the time an award is granted, the Committee must fix the period within which the award may be exercised and determine any conditions that must be satisfied before the award may be exercised. Notwithstanding, options shall vest over a period of not more than five years and at a rate of not less than 20% per year. The Committee may accelerate the exercisability of any or all outstanding options at any time for any reason. The maximum term of an option granted under our 2007 Plan is ten years.

Our 2007 Plan provides that in the event of our merger with or into another corporation, the sale of substantially all of our assets, or the sale or exchange of more than 50% of our voting stock, each outstanding award shall be assumed or an equivalent award substituted by the surviving, continuing, successor or purchasing corporation or a parent thereof. The Committee may also deem an award assumed if the award confers the right to the award-holder to receive, for each share of stock subject to an award immediately prior to the change in control, the consideration that a stockholder is entitled on the effective date of the change in control. Upon a change in control, all outstanding options shall automatically accelerate and become fully exercisable and all restrictions and conditions on all outstanding restricted stock grants shall immediately lapse.

The Committee may at any time amend, suspend or terminate our 2007 Plan. Notwithstanding the forgoing, the Committee shall not amend the Plan without shareholder approval if such approval is required by section 422 of the Internal Revenue Code or section 162(m) therein.

Transactions involving our stock options are summarized as follows:

	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—	900,000	$0.003
Granted during the period	675,000	0.51	—	—
Exercised during the period	—	—	(900,000)	0.003
Terminated during the period	(16,000)	0.50	—	—
Outstanding at end of the period	659,000	$0.51	—	$—
Exercisable at end of the period	424,000	$0.52	—	$—

The intrinsic value of options exercised during 2007 was approximately $114,000.

At December 31, 2008 employee options outstanding totaled 215,000 with a weighted average exercise price of $0.53. These options had an intrinsic value of $74,000 and a remaining contractual term of 9.3 years. Of these options, 165,000 are exercisable at December 31, 2008, with an intrinsic value of $55,500 and a remaining weighted average contractual term of 9.3 years. Compensation cost related to the unvested employee options not yet recognized is $12,036 at December 31, 2008. This amount will be recognized during 2009.

The weighted average remaining life of the options is 8.6 years.

Transactions involving our stock warrants are summarized as follows:
	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—	—	$—
Granted during the period	3,570,200	1.30	—	—
Exercised during the period	(1,000,000)	0.50	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	2,570,200	$1.61	—	$—
Exercisable at end of the period	2,570,200	$1.61	—	$—

The weighted average remaining life of the warrants is 3.6 years.

NOTE 6 - INCOME TAXES

During the year ended December 31, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely- than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Net operating losses for tax purposes of approximately $3,171,000 at December 31, 2008 are available for carryover. The net operating losses will expire from 2013 through 2028. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $1,089,000 and $31,000 during the years ended December 31, 2008 and 2007, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2008 and 2007 follows.

Significant components of deferred tax assets and liabilities are as follows:

	2008	2007

Deferred tax assets:
Net operating loss carryforward	1,078,000	94,000
Tax credits	105,000	—
Valuation allowance	(1,183,000)	(94,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-0%	-7%
Non-deductible items	4%	30%
Tax credits	3%	—
Valuation allowance	27%	11%

Effective income tax rate	0%	0%

NOTE 7 – SUBSEQUENT EVENTS

On February 17, 2009, we entered into a modification with Dr. Dionne with regard to our 4% Convertible Promissory Note issued to Dionne in the amount of $35,000 (“Note”).  Pursuant to the modification, Dr. Dionne agreed to extend the maturity date of the Note from December 2, 2008 to December 2, 2009. As consideration for the modification, the Company issued Dr. Dionne a common stock purchase warrant entitling him to purchase 11,000 shares of our common stock at a per share purchase price of $1.50.  The warrant has a five year term. The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions.

On February 17, 2009, we entered into a modification with TR Winston & Company, LLC (“TRW”) with regard to the Company’s 5% Convertible Debenture issued to TRW in the amount of $163,600.  Pursuant to the modification, TRW agreed to extend the maturity date of the debenture from July 14, 2009 to July 14, 2010.  As consideration for the modification, the we issued TRW a common stock purchase warrant entitling TRW to purchase 50,000 shares of our common stock at a per share purchase price of $1.50.  The warrant has a five year term. The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions.

On February 19, 2009, we entered into a Securities Purchase Agreement with a number of accredited investors.  Pursuant to the terms of the Securities Purchase Agreement, we sold the investors units aggregating approximately $700,000 “Offering”.  The price per unit was $1.50.  Each unit consists of: (i) one share of the Company’s common stock; and (ii) one half Common Stock Purchase Warrant.  The Warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.00.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions.

As a result of offering, the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered.  These anti-dilution provisions resulted in the exercise price of these warrants being reduced from $2.00 from $1.50.  Additionally, we are obligated to issue holders of these warrants an additional 506,754 warrants, and we are obligated to file a registration statement for the common stock underlying such warrants pursuant to the registration rights agreement entered into in connection with the July and August 2008 financing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth our current directors and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders and until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer, President and Director of GenSpera	51	11/03

John M. Farah, Jr., PhD	Vice President Intercontinental Operations at Cephalon (NASDAQ: CEPH)	56	02/08

Scott Ogilvie	President and CEO of Gulf Enterprises International, Ltd.	54	02/08

Craig A. Dionne, PhD, age 51, has over 21 years experience in the pharmaceutical industry, including direct experience of identifying promising oncology treatments and bringing them through the clinic. For example, he served for five years as VP Discovery Research at Cephalon, Inc. where he was responsible for its oncology and neurobiology drug discovery and development programs. Dr. Dionne has also recently served as EVP at the Prostate Cancer Research Foundation. In addition to extensive executive experience, Dr. Dionne’s productive scientific career has led to 6 issued patents and co-authorship of many scientific papers.

John M. Farah, Jr., Ph.D., age 56, is VP Intercontinental Operations at Cephalon (Nasdaq:CEPH), which he joined in 1992 after six years as a discovery research scientist at G.D. Searle and Co. He is responsible for ensuring corporate support and managing sales performance of international partners in the Americas and Asia Pacific with specific growth initiatives for Cephalon in China and Japan. His prior roles included the responsibility for promoting and negotiating R&D and commercial alliances with multinational and regional pharmaceutical firms, and responsibilities in scientific affairs, product licensing and academic collaborations. He currently serves on the board of directors of Aeolus Pharmaceuticals (AOLS.OB).

Scott Ogilvie, age 53, is President and CEO of Gulf Enterprises International, Ltd, (“Gulf”) a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He has held this position since August of 2006. Mr. Ogilvie also serves as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he has held for the last five years. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR), Innovative Card Technologies, Inc. (NASDAQ:INVC) and Preferred Voice Inc, (OTCBD:PRFV).

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer and President	51	11/03

Russell Richerson, PhD	Chief Operating Officer and Secretary	57	07/08

Craig A. Dionne, PhD. – See Bio in Directors Section

Russell Richerson, PhD, age 56, has over 25 years experience in the Biotechnology/Diagnostics industry, including 11 years at Abbott Laboratories in numerous management roles. Most recently, he has served as Vice President of Diagnostic Research and Development at Prometheus Laboratories (2001-2004) and then as Chief Operating Officer of the Molecular Profiling Institute (2005-2008).

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Code of Ethics

We have adopted a "Code of Ethics” that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our code can be viewed on our website at www.genspera.com.

Committees

The Board of Directors currently does not have an audit, nomination, or compensation committee. Due to the Company’s size and limited resources and employees, the Company’s board of directors has determined that the functions of such committees, including the compensation committee, will be undertaken by the entire board. Upon securing additional financing and the hiring of additional employees, the board of directors anticipates the creation of free standing committees. Executive compensation is determined by the entire board.

Our only committee is the committee overseeing the 2007 Equity Compensation Plan which is comprised of Messrs. Farah and Ogilvie.

Independent Directors

For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rules 4200. Pursuant to the definition, the Company has determined that Messrs. Ogilvie and Farah qualify as independent.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our most recently completed fiscal year concerning the compensation of (i) the Principal Executive Officer and (ii) all other executive officers of GenSpera, Inc. who earned over $100,000 in salary and bonus during the last most recently completed fiscal years ended December 31, 2008 and 2007 (together the “Named Executive Officers”).  No other employees earned a salary over $100,000 in the last completed fiscal years.

Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Award ($) (f)(2)	Nonequity Incentive Plan compensation ($) (g)	Non-qualified deferred compensation earning ($) (h)	All other Compensation ($) (i)(1)	Total ($) (j)

Craig Dionne, PhD Chief Executive Officer/Chief Financial Officer	2008	$240,000								$240,000
	2007	$20,000	(1)							$20,000
Russell Richerson, PhD Chief Operating Officer Secretary	2008	$100,000	(2)							$100,000
_______________________________________________
(1)	During 2007 Dr. Dionne forwent any compensation until such time as the Company secured financing. In December of 2007, upon securing financing, Dr. Dionne began receiving a salary.

(2)	During 2008, Dr. Richerson forwent second quarter compensation in the amount of $50,000. Dr. Richerson began receiving a salary in July of 2008
_______________________________________________

Employment Agreements and Arrangements

At present, there are no written employment agreements with any of our executive officers.  Our board of directors has approved an annual salary for Dr. Dionne in the amount of $240,000 and for Dr. Richerson in the amount of $200,000.  Additionally, we have agreed to reimburse Messrs Dionne and Richerson up to $1,500 per month for health insurance. We anticipate entering into a formal written employment agreement with Dr. Dionne and Dr. Richerson in the future.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options; stock that has not vested; equity incentive; or awards that were outstanding as of the end of the last completed fiscal year with regard to our Named Executive Officer.

Director Compensation

The following table summarizes the compensation for our board of directors for the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)

Scott Ogilvie	$			25,225	(1)					$25,225

John Farah	$			18,052	(2)					$18,052

Richard Burgoon		$50,000	(3)	16,548	(4)(5)			4,203	(5)	$70,751
________________________________________________________
(1)
Includes: (i) options to purchase 100,000 common shares at $0.50 per share of which 50,000 options vested immediately with the balance vesting quarterly over a two year period commencing on March 31, 2008; and  (ii)  fully vested options to purchase 15,000 common shares at $1.00 per share.   As of December 31, 2008, Mr. Ogilvie had an aggregate of 115,000 options, 90,000 of which were vested.

(2)
Includes options to purchase 100,000 common shares at $0.50 per share of which 50,000 options vested immediately with the balance vesting quarterly over a two year period commencing on March 31, 2008.   As of December 31, 2008, Mr. Farah had an aggregate of 100,000 options, 75,000 of which were vested.

(3)	Includes 100,000 shares of common stock issued as compensation for services.

(4)
Includes options to purchase 100,000 common shares at $0.50 per share of which 50,000 options vested immediately with the balance vesting quarterly over a two year period commencing on March 31, 2008.   As of December 31, 2008, Mr. Burgoon had an aggregate of 100,000 options, 75,000 of which were vested.

(5)
On September 30, 2008, Mr. Burgoon resigned as a director.  As a result, we have reported his compensation as follows: (i) Option Awards of $16,548 attributed to 68,750 options vested through his termination date; and (ii) Other Compensation of $4,203 consisting of 31,250 options that will vest as compensation for services rendered subsequent to his resignation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item are incorporated by reference from Item 5 of this Annual Report from the section entitled “Equity Compensation Plan Information.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 16, 2009, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of any class of our voting securities;

•	each of our current directors and nominees;

•	each of our current named executive officers; and

•	all current directors and named executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person or group has the right to acquire within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below, based on the information such beneficial owner has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property laws may apply.

	Common Stock

Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named executive officers
Craig Dionne, PhD	2,438,662	334,482	2,773,144	21%
Russell B. Richerson, PhD(3)	925,000		925,000	7%
John M. Farah, PhD		81,250	81,250	*
Scott Ogilvie		96,250	96,250	*
All directors and executive officers as a group (4 persons)	3,363,662	511,982	3,875,644	29%
Beneficial Owners of 5% or more
John T. Isaacs, PhD(4)	1,271,528	25,000	1,296,528	10%
Samuel R. Denmeade, M.D (5)	1,271,528	25,000	1,296,528	10%

*	Less than one percent.

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is GenSpera, Inc., 9901 IH-10 West, Suite 800, San Antonio, TX 78230.

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 12,953,392 shares of common stock issued and outstanding as of March 16, 2009.

(3)	5050 East Gleneagles Drive, Tucson, AZ 85718

(4)	13638 Poplar Hill Road, Phoenix, MD 21131

(5)	5112 Little Creek Drive, Ellicott City, MD 21043

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from Item 11 of this Annual Report.

Information regarding disclosure of compensation to a director is incorporated by reference from Item 11 of this Annual Report.

Information regarding the identification of each independent director is incorporated by reference from Item 10 of this Annual Report

•	On January 7, 2008, we granted 100,000 shares of common stock, valued at $50,000, to a Mr. Burgoon, a former director, as compensation for serving on the board. The shares vested upon grant.

•
On February 1, 2008, we granted each of Messrs Isaacs and Denmeade, our Scientific Advisors, common stock purchase options to purchased 60,000 shares, as compensation for joining the Company’s scientific advisory board. The options have an exercise price of $0.50 per share. The options vest in equal installments quarterly over a period of three years commencing March 31, 2008, and lapse if unexercised on January 31, 2018.

•
In March of 2008, we granted options to purchase an aggregate of 300,000 (100,000 each) common shares to our directors Messrs Farah and Ogilvie as well as our former director Mr. Burgoon. Each director received options to purchase 100,000 common shares at an exercise price of $0.50 per share. Each director’s grant vests 50,000 upon grant with the balance vesting quarterly over a period of two years commencing March 31, 2008, and lapses if unexercised on April 1, 2018.

•
On March 11, 2008 we exercised our option to license certain intellectual property from Messrs Isaacs and Denmeade. As consideration for the option exercise, we paid each of Isaacs and Denmeade: (i) $37,995.90 which they immediately transferred to John Hopkins University as repayment of past patent costs; and (ii) $18,997 as a “gross-up” to pay for relevant tax consequences of the option exercise payment.

•	In April of 2008, Messrs Isaacs and Denmeade transferred to the Company their interest in the intellectual property licensed on March 11, 2008.

•
In October of 2008, we granted options to purchase an aggregate of 15,000 common shares to our director Scott Ogilvie at an exercise price of $1.00 per share. The options vested on the date of grant and lapse if unexercised on October 16, 2018.

•
On February 17, 2009, we entered into a modification with Craig Dionne, our Chief Executive Officer and Chairman with regard to our 4% Convertible Promissory Note issued to Mr. Dionne in the amount of $35,000.  Pursuant to the modification, Mr. Dionne agreed to extend the maturity date of the Note from December 2, 2008 to December 2, 2009.  Mr. Dionne had previously deferred repayment of the note.  As consideration for the modification, we issued Mr. Dionne a common stock purchase warrant entitling Mr. Dionne to purchase 11,000 shares of our common stock at a per share purchase price of $1.50.  The warrant has a five year term and contains certain anti-dilution provisions requiring us to adjust the exercise price and number of shares upon the occurrence of a stock split, stock dividends or stock consolidation.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2008 and 2007 fiscal years:

Type of Fees	2008	2007

Audit Fees	$46,764	$—

Audit Related Fees	7,542	—

Tax Fees	—	—

All Other Fees	—	—

Total Fee's	$54,306	$—

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by RBSM, LLP and has determined that the provision of such services to us during fiscal 2008 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. RBSM, LLP did not provide us with any services, other than those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to later developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENSPERA, INC

Dated: March 30, 2009	By:	/S/ Craig Dionne
Craig Dionne Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Dionne	Chief Executive Officer, Chief Financial Officer and Director (Principal	March 30, 2009
Craig Dionne	executive officer and Principal financial and accounting officer

/s/ John Farah	Director	March 30, 2009
John Farah

/s/ Scott Ogilvie	Director	March 30, 2009
Scott Ogilvie

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent an annual report covering its last fiscal year or proxy materials to its security holders.

EXHIBITS LIST

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Bylaws		S-1	3.02	333-153829	10/03/08

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	GenSpera 2007 Equity Compensation Plan		S-1	4.02	333-153829	10/03/08

4.03**	GenSpera 2007 Equity Compensation Plan form of Incentive Stock Option Grant		S-1	4.03	333-153829	10/03/08

4.04**	GenSpera 2007 Equity Compensation Plan form of Nonqualified Stock Option Grant		S-1	4.04	333-153829	10/03/08

4.05	Form of 4% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.06	Form of 4% convertible note modification		8-K	10.01	333-153829	2/20/09

4.07	Form of Subscription Agreement for November 2007 offering		S-1	4.06	333-153829	10/03/08

4.08	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.09	Form of Securities Purchase Agreement—July and August 2008 private placement		S-1	4.08	333-153829	10/03/08

4.10	Form of Registration Rights Agreement – July and August 2008 private placement		S-1	4.09	333-153829	10/03/08

4.11	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.12	Form of insider Lock-Up Agreement – July and August 2008 private placement		S-1	4.11	333-153829	10/03/08

4.13	Form of 5% convertible debenture issued to TR Winston & Company, LLC		S-1	4.12	333-153829	10/03/08

4.14	Form of 5% convertible debenture modification		8-K	10.02	333-153829	2/20/09

4.15	Form of Securities Purchase Agreement dated February 19, 2009		8-K	10.01	333-153829	2/20/09

4.16	Form of Common Stock Purchase Warrant dated February 19, 2009		8-K	10.02	333-153829	2/20/09

4.17	Form of Registration Rights Agreement dated February 19, 2009		8-K	10.03	333-153829	2/20/09

4.18	Form of Common Stock Purchase Warrant issued February 17, 2009 – T.R. Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.19	Form of Common Stock Purchase Warrant issued February 17, 2009 – C.Dionne		8-K	10.06	333-153829	2/20/09

10.01	Form of Transactional Fee Agreement between the Company and TR Winston & Company, LLC dated March 17, 2008		S-1	10.01	333-153829	10/03/08

10.02	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08

10.03**	Terms of verbal employment agreement with Craig Dionne dated February 11, 2008		S-1	10.03	333-153829	10/03/08

10.04**	Terms of verbal employment agreement with Russell Richerson dated July 1, 2008		S-1	10.04	333-153829	10/03/08

14.01	Code of Ethics	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.