Form 10-Q
period 2009-03-31
GENSPERA INC
filed 2009-05-15
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009
Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-153829

GENSPERA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

9901 IH 10 West, Suite 800 San Antonio, TX	78230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (210) 477-8537

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No  ☒

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at May 1, 2009 was 12,953,392.

GenSpera, Inc.

Table of Contents

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc.  Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.0001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2009), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three month period ended March 31, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2009. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as  “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”   and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, “Risk Factors” and elsewhere in this Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

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

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$661,360	$534,290

Total current assets	661,360	534,290

Intangible assets, net of accumulated amortization of $15,348 and $11,511	168,820	172,657

Total assets	$830,180	$706,947

Liabilities and stockholders' equity (deficit)

Current liabilities:

Accounts payable and accrued expenses	$142,750	$238,817
Accrued interest - stockholder	6,987	5,399
Convertible note payable - stockholder, current portion	50,000	50,000

Total current liabilities	199,737	294,216

Convertible note payable, net of discount of $5,948 and $11,046	157,652	152,554
Convertible notes payable - stockholder, long term portion	105,000	105,000
Derivative liabilities	1,723,378	-

Total liabilities	2,185,767	551,770

Commitments and contingencies

Stockholders' equity (deficit):

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 12,953,392 and 12,486,718 shares issued and outstanding	1,295	1,249
Additional paid-in capital	5,259,370	4,922,174
Deficit accumulated during the development stage	(6,616,252)	(4,768,246)

Total stockholders' equity (deficit)	(1,355,587)	155,177

Total liabilities and stockholders' equity (deficit)	$830,180	$706,947

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2009
(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Three Months ended March 31,		March 31,
	2009	2008	2009

Operating expenses:
General and administrative expenses	$199,717	$374,791	$1,489,259
Research and development	309,502	150,801	3,733,909

Total operating expenses	509,219	525,592	5,223,168

Loss from operations	(509,219)	(525,592)	(5,223,168)

Finance cost	(472,938)	-	(512,727)
Change in fair value of derivative liability	(572,785)		(863,241)
Interest expense, net	(2,608)	(1,606)	(17,116)

Loss before provision for income taxes	(1,557,550)	(527,198)	(6,616,252)

Provision for income taxes	-	-	-

Net loss	$(1,557,550)	$(527,198)	$(6,616,252)

Net loss per common share, basic and diluted	$(0.12)	$(0.06)

Weighted average shares outstanding	12,699,314	9,411,846

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 21, 2003	-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	610	(510)	-	100

Contributed services	-	-	120,000	-	120,000

Net loss	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	(125,127)	(5,027)

Contributed services	-	-	192,000	-	192,000

Stock based compensation	-	-	24,102	-	24,102

Net loss	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	(378,748)	(42,546)

Contributed services	-	-	48,000	-	48,000

Stock based compensation	-	-	24,100	-	24,100

Net loss	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	(505,716)	(97,414)

Contributed services	-	-	144,000	-	144,000

Stock based compensation	-	-	42,162	-	42,162

Net loss	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	(750,786)	(156,322)

Shares sold for cash at $0.50 per share in November, 2007	1,300,000	130	649,870	-	650,000

Shares issued for services	735,000	74	367,426	-	367,500

Contributed services	-	-	220,000	-	220,000

Stock based compensation	-	-	24,082	-	24,082

Exercise of options for cash at $0.003 per share in March and June, 2007	900,000	90	2,610	-	2,700

Net loss	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share on March 7,2008	1,000,000	100	499,900	-	500,000

Sale of common stock and warrants at $1.00 per share - July and August 2008	2,320,000	232	2,319,768	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	15,859

Shares issued for services	100,000	10	49,990	-	50,000

Stock based compensation	-	-	313,743	-	313,743

Contributed services	-	-	50,000	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	20,675

Net loss	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,864	-	51,864

Stock based compensation	-	-	29,554	-	29,554

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	699,939	-	699,985

Net loss	-	-	-	(1,557,550)	(1,557,550)

Balance, March 31, 2009 (Unaudited)	12,953,392	$1,295	$5,259,370	$(6,616,252)	$(1,355,587)

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2009
(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Three months ended March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(1,557,550)	$(527,198)	$(6,616,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,837	-	15,348
Stock based compensation	29,554	267,465	875,243
Warrants issued for financing costs	467,840	-	467,840
Change in fair value of derivative liability	572,785	-	863,241
Contributed services	-	-	774,000
Amortization of debt discount	5,098	-	14,727
Increase in accounts payable and accrued expenses	(94,479)	17,732	165,596

Cash used in operating activities	(572,915)	(242,001)	(3,440,257)

Cash flows from investing activities:
Acquisition of intangibles	-	(184,168)	(184,168)

Cash used in investing activities	-	(184,168)	(184,168)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	699,985	500,000	4,130,785
Proceeds from convertible notes - stockholder	-	-	155,000

Cash provided by financing activities	699,985	500,000	4,285,785

Net increase in cash	127,070	73,831	661,360
Cash, beginning of period	534,290	590,435	-
Cash, end of period	$661,360	$664,266	$661,360

Supplemental cash flow information:
Cash paid for interest	$79	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities:
Accrued interest paid with common stock	$-	$15,859

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

GenSpera Inc. (“we”, “us”, “our company “, “our”,   “GenSpera” or the “Company” ) was formed under the laws of the State of Delaware in 2003. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. GenSpera, Inc. is a pharmaceutical company focused on the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder and kidney cancer. Our operations are based in San Antonio, Texas.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through March 31, 2009, we have accumulated losses of $6,616,252.

The accompanying unaudited condensed financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 and from date of inception as a development stage enterprise (November 21, 2003) to March 31, 2009 have been prepared by GenSpera pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during three month period ended March 31, 2009 and from inception to March 31, 2009 the Company has incurred losses of $1,557,550 and $6,616,252 respectively. Additionally the Company has generated no sales revenues. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

In order to address our capital requirements, we intend to seek to raise additional cash for working capital purposes through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

the private issuance of debt or equity securities. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

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

GenSpera incurred research and development expenses of $309,502, $150,801 and $3,733,909 for the three months ended March 31, 2009 and 2008, and from November 21, 2003 (inception) through March 31, 2009, respectively.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 4,517,867 common share equivalents at March 31, 2009 and 1,971,094 at March 31, 2008. For the three month periods ended March 31, 2009 and 2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Change in Accounting Principle

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities , paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

that effective January 1, 2009, warrants issued during 2008 with a fair value of $734,617 on January 1, 2009 will need to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the warrants of $734,617, a decrease in additional paid-in capital of $444,161, based on the fair value of the warrants at date of issue, and a $290,456 increase to the deficit accumulated during development stage to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

 Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

NOTE 2 - CAPITAL STOCK AND STOCKHOLDER’S EQUITY

We are authorized to issue 80,000,000 shares of common stock with a par value of $.0001 per share and 10,000,000 shares of preferred stock with a par value of $.0001 per share.

On February 17, 2009, we entered into a modification with Dr. Dionne with regard to our 4% Convertible Promissory Note issued to Dionne in the amount of $35,000 (“Note”).  Pursuant to the modification, Dr. Dionne agreed to extend the maturity date of the Note from December 2, 2008 to December 2, 2009. As consideration for the modification, the Company issued Dr. Dionne a common stock purchase warrant entitling him to purchase 11,000 shares of our common stock at a per share purchase price of $1.50.  The warrant has a five year term. The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We have recorded a financing expense of $9,353 during the three months ended March 31, 2009 related to the fair value of the warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 156%; and (4) an expected life of the warrants of 2 years.

On February 17, 2009, we entered into a modification with TR Winston & Company, LLC (“TRW”) with regard to the Company’s 5% Convertible Debenture issued to TRW in the amount of $163,600.  Pursuant to the modification, TRW agreed to extend the maturity date of the debenture from July 14, 2009 to July 14, 2010.  As consideration for the modification, the we issued TRW a common stock purchase warrant entitling TRW to purchase 50,000 shares of our common stock at a per share purchase price of $1.50.  The warrant has a five year term. The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We have recorded a financing expense of $42,511 during the three months ended March 31, 2009 related to the fair value of the warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 156%; and (4) an expected life of the warrants of 2 years.

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

As a result of offering, the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered.  These anti-dilution provisions resulted in the exercise price of these warrants being reduced from $2.00 from $1.50.  Additionally, we are obligated to issue holders of these warrants an additional 506,754 warrants, and we are obligated to file a registration statement for the common stock underlying such warrants pursuant to the registration rights agreement entered into in connection with the July and August 2008 financing. We have recorded a financing expense of $415,976 during the three months ended March 31, 2009 related to the fair value of the additional warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 149%; and (4) an expected life of the warrants of 2 years. Because these additional warrants are subject to the same anti-dilution provisions as the original 2008 warrants we have recorded the fair value of the warrants as a derivative liability.

NOTE 3 – DERIVATIVE LIABILITY

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The Company has assessed its outstanding equity-linked financial instruments and has concluded that warrants issued during 2008 with a fair value of $734,617 on January 1, 2009 are required to be reclassified from equity to a liability. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 144%; and (4) an expected life of the warrants of 2 years.

As a result of our February offering described in Note 2, the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered.  These anti-dilution provisions resulted in the exercise price of these warrants being reduced from $2.00 from $1.50.  Additionally, we are obligated to issue holders of these warrants an additional 506,754 warrants, and we are obligated to file a registration statement for the common stock underlying such warrants pursuant to the registration rights agreement entered into in connection with the July and August 2008 financing. We have recorded the fair value of the additional warrants as a derivative liability upon issue. The fair value of the warrants of $415,976 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 149%; and (4) an expected life of the warrants of 2 years.

At March 31, 2009 we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at March 31, 2009 is $1,723,377. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 156%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $572,785 during the three months ended March 31, 2009 related to the change in fair value during that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations — Analysis of our financial results comparing the first quarter of 2009 to the comparable period in 2008.
•
Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition including the credit quality of our investment portfolio and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially.

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

For the manufacture of G-202, we have secured a stable supply of source material (Thapsia garganica seeds) from which thapsigargin is isolated, have a sole source agreement with a European supplier, Thapsibiza, SL, and have obtained the proper import permits from the USDA for these materials. We have also identified a clinically and commercially viable formulation for G-202 and are in the process of manufacturing G-202 at a large scale to supply our Phase I clinical needs. We have also determined that the stabilities of seeds, manufacturing intermediates and final drug substance are more than sufficient to allow reliable manufacture and stability of drug substance.

Definitive toxicology studies in rats and monkeys were launched in early September. We received final reports of the studies results in the second quarter of 2009.

In preparation for our clinical activities, we have formulated a draft Phase I clinical plan for the development of G-202 together with investigators at the Johns Hopkins Oncology Center and the University of Wisconsin Comprehensive Cancer Center, where we intend to conduct the Phase I trial.

As part of our regulatory activities, we sought and conducted a pre-IND meeting with the United States Food and Drug Administration (“FDA”) in August of 2008. For this process we compiled all the information from our manufacturing processes and preliminary toxicological studies together with our proposed further development and clinical plans to obtain guidance from, and open a dialog with, the FDA. The FDA responded to our proposed development plan with some helpful suggestions and remarks but did not require us to change any aspect of our proposed development program including our manufacture, toxicology or clinical plans.

Over the next twelve months we plan to focus on the remaining pre-clinical work for G-202 and initiate clinical trials of G-202 in cancer patients.

Firstly, we have initiated the manufacture of clinical grade G-202 under Good Manufacturing Practice (GMP) guidelines. We have contracted manufacture of the cytotoxin 12ADT to the company InB: Hauser Pharmaceutical Services (Denver, CO), synthesis of the peptide to Ambiopharm (Augusta, SC), and the final coupling of the peptide to 12ADT to make G-202 to InB: Hauser. We intend to vial the drug at Lyophilization Services of New England (Manchester, NH).

We plan to prepare and submit an Investigational New Drug Application (“IND”) with the FDA in 2009. The main purpose of an IND application is to provide the data showing that it is reasonable to begin clinical evaluation of a new drug candidate in humans. The application contains all of the preclinical data pertaining to G-202 including the scientific rationale, efficacy data in animals, toxicological data, manufacturing information, drug formulation and stability, etc., and the proposed clinical plan. Although it is possible to assemble this data after completion of all the studies, we make a point of assembling reports and documents in final submissible format as the data are collected in order to facilitate the rapid assembly of the final IND application. Nevertheless, we expect the application to require at least one month for assembly and up to $100,000 in consultant’s fees to assure that we have complied with the high level of regulatory requirements inherent in this process.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the quarter ended March 31, 2009, as compared to those policies disclosed in the December 31, 2008 financial statements except as disclosed in the notes to financial statements..

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

Fair Value of Financial Instruments — For certain of our financial instruments, including accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Cash and Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Intangible and Long-Lived Assets — We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. We have not recognized any impairment losses.

Research and Development Costs — Research and development costs include expenses incurred by the Company for research and development of therapeutic agents for the treatment of cancer and are charged to operations as incurred.

Stock Based Compensation — We account for our share-based compensation under the provisions of FASB Statement No. 123(R), “Share-Based Payment”, (“FAS 123R”). We adopted FAS 123R as of January 1, 2006, using the modified prospective application method. Prior to January 1, 2006 we applied the provisions of FAS 123, “Accounting for Stock-Based Compensation”.

Result of Operations – First Quarter of 2009 Compared to First Quarter of 2008

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

The company did not have revenue for the three months ended March 31, 2009 and 2008, respectively. We do not anticipate any revenues for 2009.

Operating Expenses

Operating expense totaled $509,219 and $525,592 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in Operating expenses is the result of the following factors.

	Three Months Ended March 31,
	2009	2008
Operating expenses
General and administrative expenses	$199,717	$374,791
Research and development	309,502	150,801
Total expense	$509,219	$525,592

General and Administrative Expenses

G&A expenses totaled $199,717 for the three months ended March 31, 2009 compared to $374,791 for the same period of 2008.  The decrease of $175,074 or 47% for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to decreases of approximately $241,000 in compensation and consulting expense and $8,000 in insurance expense, offset by an increase of approximately $60,000 in professional fees.

Research and Development Expenses

Research and development expenses totaled $309,502 for the three months ended March 31, 2009 compared to $150,801 for the same period of 2008.  The increase of $158,701 or 105% for the three months ended March 31, 2009 compared to the comparable period in 2008 was attributable to increases of approximately $68,000 in compensation expense and approximately $81,000 in costs associated with manufacture and other expenses related to our lead drug.

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

Through March 31, 2009, the vast majority of costs incurred have been devoted to G-202. We estimate that we have incurred costs of approximately $235,000 related to G-114, G-115 and Ac-GKAFRR-L12ADT. All of these costs were incurred prior to December 2007, at which time we began focusing solely on G-202. The balance of our costs, aggregating approximately $3,499,000, was incurred in the development of G-202. For the three months ended March 31, 2009 and 2008, approximately $310,000 and $151,000, respectively, was incurred in the development of G-202.

It is estimated that the development of G-202 will occur as follows:

From the date of this document it is expected that the Company will expend another $900,000 to complete the preclinical testing and manufacture of G-202 and file an IND.

It is estimated that the Phase I clinical trial will cost approximately $2,000,000 and will be completed in the second quarter of 2010.

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

Other Expenses

Other expenses totaled $1,048,331 and $1,606 for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
Other expense:
Finance Cost	$(472,938)	$—
Change in fair value of derivative liability	(572,785)	—
Interest income (expense)	(2,608)	(1,606)
Total other expenses	$(1,048,331)	$(1,606)

Finance Cost

Finance Cost totaled $472,938 for the three months ended March 31, 2009 compared to $0 for the same period of 2008. The increase of $472,938 for the three months ended March 31, 2009 compared to the comparable period in 2008 was primarily attributable to a $415,976 charge for the fair value of additional warrants issued when the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered plus a $51,864 charge for the fair value of additional warrants issued as consideration for the extension of the maturity dates of notes payable.

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $572,785 for the three months ended March 31, 2009 compared to $0 for the same period of 2008. The increase of $572,785 for the three months ended March 31, 2009 compared to the comparable period in 2008 was the result of a change to the accounting treatment of our issued and outstanding warrants which contain certain anti-dilution provisions.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The Company has assessed its outstanding equity-linked financial instruments and has concluded that warrants issued during 2008 with a fair value of $734,617 on January 1, 2009 are required to be reclassified from equity to a liability. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 144%; and (4) an expected life of the warrants of 2 years.

As a result of our February offering described in Note 2 to our financials statements contained in this Report, the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered.  These anti-dilution provisions resulted in the exercise price of these warrants being reduced from $2.00 from $1.50.  Additionally, we are obligated to issue holders of these warrants an additional 506,754 warrants, and we are obligated to file a registration statement for the common stock underlying such warrants pursuant to the registration rights agreement entered into in connection with the July and August 2008 financing. We have recorded the fair value of the additional warrants as a derivative liability upon issue. The fair value of the warrants of $415,976 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 149%; and (4) an expected life of the warrants of 2 years.

At March 31, 2009 we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at March 31, 2009 is $1,723,377. The fair value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 156%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $572,785 during the three months ended March 31, 2009 related to the change in fair value during that period.

Interest expense

Interest expense totaled $2,608 for the three months ended March 31, 2009 compared to $1,606 for the same period of 2008. The increase of $1,002 for the three months ended March 31, 2009 compared to the comparable period in 2008 was attributable to an increase in debt outstanding in 2009, partially offset by interest earned on deposits.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities and loans from Craig Dionne, our Chief Executive Officer. Our currently monthly cash burn rate is approximately $220,000. We expect the monthly burn rate to decrease during the remainder of the year after July, 2009. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next three months from March 31, 2009, although certain activities and related personnel may need to be reduced.

	Three Months Ended March 31,
	2009	2008

Cash & Cash Equivalents	$661,360	$664,266

Net cash used in operating activities	$(572,915)	$(242,001)
Net cash used in investing activities	—	(184,168)
Net cash provided by financing activities	699,985	500,000

Net Cash Used in Operating Activities

In our operating activities we used $572,915 for the three months ended March 31, 2009 compared to $242,001 for the same period of 2008. An increase in net loss of approximately $1,030,000 was partially offset by increases in noncash expenses of approximately $803,000.

Net Cash Used in Investing Activities

In our investment activities we used $0 for the three months ended March 31, 2009 compared to $184,168 for the same period of 2008. The decrease in investment activities of $184,168 for the three months ended March 31, 2009 compared to the comparable period in 2008 was attributable to the $184,168 cost associated with acquisition of key intellectual property in 2008.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2009 we raised approximately $700,000 through the sale of common stock units. During the comparable period of 2008 we received proceeds of $500,000 upon the exercise of warrants.

Listed below are key financing transactions we have entered into.  Also, please refer to the section of this Report entitled “Recent Sale of Unregistered Securities” for a further description of the following transactions:

•	During November of 2007, we sold an aggregate of 1,300,000 common shares resulting in gross proceeds of $650,000.

•	During March of 2008, we issued 1,000,000 common shares upon the exercise of outstanding warrants which resulted in gross proceeds to us of $500,000.

•	During July and August of 2008, we sold an aggregate of 2,320,000 units resulting in gross proceeds of $2,320,000.

•	In February of 2009, we sold 466,667 units resulting in gross proceeds of approximately $700,000.

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and the proceeds from the offering of our securities, exercise of outstanding warrants and grants to fund our operations.

The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this items as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.                      CONTROLS AND PROCEDURES.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008 and March 31, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

The Company has limited resources and a limited number of employees. As a result, management concluded that our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

PART II
OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

As of the date of this Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 1A.                      RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Report should be considered carefully in evaluating us and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Relating to Our Stage of Development

As a result of our limited operating history, you cannot rely upon our historical performance to make an investment decision.

Since inception in 2003 and through March 31, 2009 we have raised approximately $4,131,000 in capital.  During this same period, we have recorded accumulated losses totaling $6,616,252. As of March 31, 2009, we had working capital of $461,623 and a deficiency in stockholders’ equity of $1,355,587. Our net losses for the two most recent fiscal years ended December 31, 2007 and 2008 have been $691,199 and $3,326,261, respectively. Since inception, we have generated no revenue.

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

We currently generate no cash. We have relied entirely on financing to fund operations. Such financing has historically come primarily from the sale of common stock to third parties, loans from our Chief Executive Officer and the exercise of warrants/options. We have expended and will continue to expend substantial cash in the development and pre-clinical and clinical testing of our proposed products. We will require additional cash to conduct drug development, establish and conduct pre-clinical and clinical trials, support commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products if developed. We anticipate that we will require an additional $7 million to take our lead drug through Phase II clinical evaluation, currently anticipated to occur in the fourth quarter of 2011.

We anticipate, based on current proposed plans and assumptions relating to our operations and financing, that our current working capital will be sufficient to satisfy contemplated cash requirements through July of 2009, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could affect cash requirements. As of March 31, 2009, we had cash on hand of $661,000. Presently, the Company has a monthly cash burn rate of approximately $220,000.  Accordingly, we will need to raise additional capital to fund anticipated operating expenses after July of 2009. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures. Any negative impact on our operations may make the raising of capital more difficult.

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

For the year ended December 31, 2008, our accountants issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to develop a product and generate profits from operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities when they come due.

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

We may not be able to withstand challenges to our intellectual property rights.

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

 We may not be able to adequately protect our intellectual property.

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

Our proposed products may not receive FDA approval.

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

Risks Relating to Competition

Our competitors have significantly greater experience and financial resources.

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

We will require additional personnel to move forward with our business plan.

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

The current manufacturing process of G-202 requires acetonitrile.

The current manufacturing process for G-202 requires the common solvent acetonitrile. Beginning in late 2008, there has been a worldwide shortage of acetonitrile for a variety of reasons, and this shortage is predicted to last at least until the end of 2009 and possibly into future years. We have also observed that the available supply of acetonitrile is of variable quality for our requirements.  If we are unable to successfully change our manufacturing methods to avoid the reliance upon acetonitrile, we may incur prolonged production timelines and increased production costs. In an extreme case this situation could adversely affect our ability to manufacture G-202 altogether, thus significantly impacting our future operations.

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

[1]	Christensen, S.B., Norup, E., and Rasmussen, U. (1984) in: Natural Products and Drug Development (Krogsgaard-Larsen, P., Christensen, S.B. and Kofod, H., eds.) pp 405-417, Munksgaard, Copenhagen.
[2]	Medical Pharmacopeia is a book containing an official list of medicinal drugs together with articles on their preparation and use.

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

Risks Relating Our Common Stock

There is no public market for our securities.

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

We do not intend to pay cash dividends on our common stock.

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

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2008, we have issued and outstanding 12,486,718 common shares. As of March 31, 2009, after our February offering, we have issued and outstanding 12,953,392 common shares and we have 4,517,867 common shares reserved for issuance upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we will be entitled to issue up to 62,528,741 additional common shares and 10,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We incorporate by reference the information pertaining to unregistered sales of equity securities as disclosed in our annual report file on Form 10-K for the period ended December 31, 2008.  The following information is given with regard to unregistered securities sold during the period covered by this report.

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

•
On February 19, 2009, we entered into a Securities Purchase Agreement with a number of  accredited investors.  Pursuant to the terms of the Securities Purchase Agreement, we sold the investors units in the aggregate of approximately $700,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of common stock; and (ii) one-half common stock purchase warrant.  The warrants have a term of five years and allow the holder to purchase our common shares at a price per share of $3.00.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions.

•
On February 19, 2009, as a result of offering of the same date, the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered.  These anti-dilution provisions resulted in the exercise price of these warrants being reduced from $2.00 to $1.50.  Additionally, we issued holders of these warrants an additional 506,754 additional warrants.  We are obligated to file a registration statement for the common stock underlying such warrants pursuant to the registration rights agreement entered into in connection with the July and August 2008 financing.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2009, shareholders representing 7,296,718 common shares or 56% of the number of shares entitled to vote on the matter, approved the amendment of our Equity Compensation Plan.  For a further description of this action, refer to our Current Report on Form 8-K filed with the SEC on April 24, 2009.

ITEM 5.                      OTHER INFORMATION

None

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: May [___], 2009	/s/ Craig Dionne
Chief Executive Officer

/s/ Craig Dionne
Chief Financial Officer
(Principal Accounting Officer)

EXHIBITS LIST

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Bylaws		S-1	3.02	333-153829	10/03/08

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated 2007 Equity Compensation Plan		8-K	4.01	333-153829	4/24/09

4.03**	GenSpera 2007 Equity Compensation Plan form of Incentive Stock Option Grant		S-1	4.03	333-153829	10/03/08

4.04**	GenSpera 2007 Equity Compensation Plan form of Nonqualified Stock Option Grant		S-1	4.04	333-153829	10/03/08

4.05	Form of 4% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.06	Form of 4% convertible note modification		8-K	10.01	333-153829	2/20/09

4.07	Form of Subscription Agreement for November 2007 offering		S-1	4.06	333-153829	10/03/08

4.08	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.09	Form of Securities Purchase Agreement—July and August 2008 private placement		S-1	4.08	333-153829	10/03/08

4.10	Form of Registration Rights Agreement – July and August 2008 private placement		S-1	4.09	333-153829	10/03/08

4.11	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.12	Form of insider Lock-Up Agreement – July and August 2008 private placement		S-1	4.11	333-153829	10/03/08

4.13	Form of 5% convertible debenture issued to TR Winston & Company, LLC		S-1	4.12	333-153829	10/03/08

4.14	Form of 5% convertible debenture modification		8-K	10.02	333-153829	2/20/09

4.15	Form of Securities Purchase Agreement dated February 19, 2009	8-K	10.01	333-153829	2/20/09

4.16	Form of Common Stock Purchase Warrant dated February 19, 2009	8-K	10.02	333-153829	2/20/09

4.17	Form of Registration Rights Agreement dated February 19, 2009	8-K	10.03	333-153829	2/20/09

4.18	Form of Common Stock Purchase Warrant issued February 17, 2009 – T.R. Winston & Company, LLC	8-K	10.05	333-153829	2/20/09

4.19	Form of Common Stock Purchase Warrant issued February 17, 2009 – C.Dionne	8-K	10.06	333-153829	2/20/09

10.01	Form of Transactional Fee Agreement between the Company and TR Winston & Company, LLC dated March 17, 2008	S-1	10.01	333-153829	10/03/08

10.02	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08

10.03**	Terms of verbal employment agreement with Craig Dionne dated February 11, 2008		S-1	10.03	333-153829	10/03/08

10.04**	Terms of verbal employment agreement with Russell Richerson dated July 1, 2008		S-1	10.04	333-153829	10/03/08

14.01	Code of Ethics	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.