Form 10-Q
period 2009-06-30
GENSPERA INC
filed 2009-08-19
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes   ☒ No

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at August 15, 2009 was 15,107,279.

GenSpera, Inc.

Table of Contents

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” and “GenSpera” refer to GenSpera, Inc.  Also, any reference to “common shares” or “common stock” refers to our $.0001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (June 30, 2009), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three and six month periods ended June 30, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2009. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained herein should be read in conjunction with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part II, Item 1A, “Risk Factors” and elsewhere in this Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

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

Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this Quarterly Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this Quarterly Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GENSPERA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
Assets	(Unaudited)

Current assets:
Cash	$2,100,212	$534,290

Total current assets	2,100,212	534,290

Intangible assets, net of accumulated amortization of $19,184 and $11,511	164,983	172,657

Total assets	$2,265,195	$706,947

Liabilities and stockholders' (deficit) equity

Current liabilities:

Accounts payable and accrued expenses	$291,456	$238,817
Accrued interest - stockholder	8,593	5,399
Convertible note payable - stockholder, current portion	50,000	50,000

Total current liabilities	350,049	294,216

Convertible note payable, net of discount of $793 and $11,046	162,807	152,554
Convertible notes payable - stockholder, long term portion	105,000	105,000
Derivative liabilities	1,833,703	-

Total liabilities	2,451,559	551,770

Commitments and contingencies

Stockholders' (deficit) equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized,
14,469,496 and 12,486,718 shares issued and outstanding	1,447	1,249
Additional paid-in capital	7,403,033	4,922,174
Deficit accumulated during the development stage	(7,590,844)	(4,768,246)

Total stockholders' (deficit) equity	(186,364)	155,177

Total liabilities and stockholders' (deficit) equity	$2,265,195	$706,947

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2009
(Unaudited)

					Cumulative Period
					from November 21, 2003
					(date of inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2009	2008	2009	2008	2009

Operating expenses:
General and administrative expenses	$231,255	$138,745	$430,972	$513,536	$1,720,514
Research and development	624,989	368,194	934,491	518,995	4,358,898

Total operating expenses	856,244	506,939	1,365,463	1,032,531	6,079,412

Loss from operations	(856,244)	(506,939)	(1,365,463)	(1,032,531)	(6,079,412)

Finance cost	(5,155)	-	(478,093)	-	(517,882)
Change in fair value of derivative liability	(110,326)		(683,111)		(973,567)
Interest income (expense), net	(2,867)	(1,605)	(5,475)	(3,211)	(19,983)

Loss before provision for income taxes	(974,592)	(508,544)	(2,532,142)	(1,035,742)	(7,590,844)

Provision for income taxes	-	-	-	-	-

Net loss	$(974,592)	$(508,544)	$(2,532,142)	$(1,035,742)	$(7,590,844)

Net loss per common share, basic and diluted	$(0.07)	$(0.05)	$(0.20)	$(0.11)

Weighted average shares outstanding	13,026,971	10,166,718	12,864,048	9,789,282

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2009
(Unaudited)

				Deficit
			Additional	Accumulated During the
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 21, 2003	-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001
per share in November, 2003	6,100,000	610	(510)	-	100

Contributed services	-	-	120,000	-	120,000

Net loss	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	(125,127)	(5,027)

Contributed services	-	-	192,000	-	192,000

Stock based compensation	-	-	24,102	-	24,102

Net loss	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	(378,748)	(42,546)

Contributed services	-	-	48,000	-	48,000

Stock based compensation	-	-	24,100	-	24,100

Net loss	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	(505,716)	(97,414)

Contributed services	-	-	144,000	-	144,000

Stock based compensation	-	-	42,162	-	42,162

Net loss	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	(750,786)	(156,322)

Shares sold for cash at $0.50 per share
in November, 2007	1,300,000	130	649,870	-	650,000

Shares issued for services	735,000	74	367,426	-	367,500

Contributed services	-	-	220,000	-	220,000

Stock based compensation	-	-	24,082	-	24,082

Exercise of options for cash at $0.003 per share
in March and June, 2007	900,000	90	2,610	-	2,700

Net loss	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share
on March 7,2008	1,000,000	100	499,900	-	500,000

Sale of common stock and warrants at $1.00 per
share - July and August 2008	2,320,000	232	2,319,768	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	15,859

Shares issued for services	100,000	10	49,990	-	50,000

Stock based compensation	-	-	313,743	-	313,743

Contributed services	-	-	50,000	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	20,675

Net loss	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,864	-	51,864

Stock based compensation	-	-	59,633	-	59,633

Common stock issued for services	61,875	7	74,862	-	74,869

Sale of common stock and warrants at $1.50 per
share - February 2009	466,674	46	699,939	-	699,985

Sale of common stock and warrants at $1.50 per
share - April 2009	33,334	3	49,997	-	50,000

Sale of common stock and warrants at $1.50 per
share - June 2009	1,420,895	142	1,988,725	-	1,988,867

Net loss	-	-	-	(2,532,142)	(2,532,142)

Balance, June 30, 2009	14,469,496	$1,447	$7,403,033	$(7,590,844)	$(186,364)

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2009
(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Six months ended June 30,		June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(2,532,142)	$(1,035,742)	$(7,590,844)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	7,674	3,837	19,185
Stock based compensation	134,501	295,748	980,190
Warrants issued for financing costs	467,840	-	467,840
Change in fair value of derivative liability	683,111	-	973,567
Contributed services	-	50,000	774,000
Amortization of debt discount	10,253	-	19,882
Increase in accounts payable and accrued expenses	55,833	31,671	315,908

Cash used in operating activities	(1,172,930)	(654,486)	(4,040,272)

Cash flows from investing activities:
Acquisition of intangibles	-	(184,168)	(184,168)

Cash used in investing activities	-	(184,168)	(184,168)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	2,738,852	500,000	6,169,652
Proceeds from convertible notes - stockholder	-	-	155,000

Cash provided by financing activities	2,738,852	500,000	6,324,652

Net increase (decrease) in cash	1,565,922	(338,654)	2,100,212
Cash, beginning of period	534,290	590,435	-
Cash, end of period	$2,100,212	$251,781	$2,100,212

Supplemental cash flow information:
Cash paid for interest	$79	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities:
Accrued interest paid with common stock	$-	$15,859

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
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

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through June 30, 2009, we have accumulated losses of $7,590,844.

The accompanying unaudited condensed financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 and from date of inception as a development stage enterprise (November 21, 2003) to June 30, 2009 have been prepared by GenSpera pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

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

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

Research and Development

Research and development costs include expenses incurred by the Company for research and development of therapeutic agents for the treatment of cancer and are charged to operations as incurred. Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, and compensation and consulting costs.

GenSpera incurred research and development expenses of $624,989 and $368,194 for the three months ended June 30, 2009 and 2008, respectively, and $934,491 and $518,995 for the six months ended June 30, 2009 and 2008, respectively, and $4,358,898 from November 21, 2003 (inception) through June 30, 2009.

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 5,248,197 common share equivalents at June 30, 2009 and 1,958,306 at June 30, 2008. For the three and six month periods ended June 30, 2009 and 2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Fair value of financial instruments

In April 2009, we adopted FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) for its interim period ended June 30, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments as defined by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), for interim reporting periods of publicly traded companies as well as in annual financial statements.

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of long term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities. The fair value of the Company’s derivative instruments is determined using option pricing models.

Fair value measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 157 that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. Effective April 1, 2009, the Company adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. The adoptions of the provisions of SFAS No. 157 that relate to non-financial assets and liabilities and FSP FAS 157-4 did not have a material impact on our financial position or results of operations.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

SFAS No. 157 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes the following three levels of inputs that may be used:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial liabilities as of June 30, 2009:

	Fair Value at	Fair Value Measurement Using
	June 30, 2009	Level 1	Level 2	Level 3

Warrant derivative liability	$1,833,703	—	—	$1,833,703

	$1,833,703	$—	$—	$1,833,703

The following is a description of the valuation methodologies used for these items:

Warrant derivative liability — these instruments consist of certain of our warrants with anti-dilution provisions. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

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

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

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

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the quarter ended September 30, 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

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

On February 19, 2009, we entered into a Securities Purchase Agreement with a number of accredited investors.  Pursuant to the terms of the Securities Purchase Agreement, during February and April we sold the investors units aggregating approximately $750,000 (“Offering”).  The price per unit was $1.50.  Each unit consists of: (i) one share of the Company’s common stock; and (ii) one half Common Stock Purchase Warrant.  The Warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.00.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions.

As a result of this offering, the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered.  These anti-dilution provisions resulted in the exercise price of these warrants being reduced from $2.00 from $1.50.  Additionally, we are obligated to issue holders of these warrants an additional 506,754 warrants, and we are obligated to file a registration statement for the common stock underlying such warrants pursuant to the registration rights agreement entered into in connection with the July and August 2008 financing. We have recorded a financing expense of $415,976 during the three months ended March 31, 2009 related to the fair value of the additional warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 149%; and (4) an expected life of the warrants of 2 years. Because these additional warrants are subject to the same anti-dilution provisions as the original 2008 warrants we have recorded the fair value of the warrants as a derivative liability.

 On June 29, 2009, we entered into a Securities Purchase Agreement with a number of accredited investors.  Pursuant to the terms of the Securities Purchase Agreement, we sold the investors units aggregating approximately $2,131,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of the Company’s common stock; and (ii) one half Common Stock Purchase Warrant.  The Warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.00.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred a total of $142,467 in fees and expenses incurred in connection with the transaction.  Of this amount, $50,000 will be paid through the issuance of 33,334 units. We will also issue a total of 43,894 additional common stock purchase warrants as compensation to certain finders.  The warrants have the same terms as the investor warrants.

During May 2009 we issued 61,875 shares of common stock, valued at $74,869, for services.

NOTE 3 – DERIVATIVE LIABILITY

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards

NOTE 3 – DERIVATIVE LIABILITY (cont’d)

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

At June 30, 2009 we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at June 30, 2009 is $1,833,703. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 175%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $110,326 and $683,111 during the three and six months ended June 30, 2009, respectively, related to the change in fair value during that period.

NOTE 4 – SUBSEQUENT EVENTS

On July 29, 2009, we entered into a Securities Purchase Agreement with a number of accredited investors.  Pursuant to the terms of the Securities Purchase Agreement, we sold the investors units aggregating approximately $907,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of the Company’s common stock; and (ii) one half Common Stock Purchase Warrant.  The Warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.00.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred a total of $79,583 in fees and expenses incurred in connection with the transaction. We also issued a total of 40,001 additional common stock purchase warrants as compensation to certain finders.  The warrants have the same terms as the investor warrants.

On July 10, 2009, we issued a common stock purchase warrant to purchase 150,000 common shares as reimbursement of due diligence expenses. The warrants have a term of five years and entitle the holder to purchase our common shares at a price per share of $3.00.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of MD&A.

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•
Results of Operations — Analysis of our financial results comparing: (i) the second quarter of 2009 to the comparable period in 2008; and (ii) the six month period ended June 30, 2009 to the comparable period in 2008.

•	Liquidity and Capital Resources — A discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this Prospectus. Our actual results may differ materially.

Overview

We are a development stage company focused on the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder, and kidney cancer. Our operations are based in San Antonio, TX.

Management's Plan of Operation

We are pursuing a business plan related to the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder, and kidney cancer.  We are considered to be in development stage as defined by SFAS No. 7, “Accounting and reporting by Development Stage Enterprises”.

Business Strategy

Our business strategy is to develop a series of therapeutics based on our target-activated pro-drug technology platform and bring them through Phase I/II clinical trials. At that point, we plan to license the rights to further development of the drug candidates to major pharmaceutical companies. We believe that major pharmaceutical companies see significant value in drug candidates that have passed one or more phases of clinical trials, and these organizations have the resources and expertise to finalize drug development and market the drugs.

Plan of Operation

We have made significant progress in key areas such as drug manufacture, toxicology, and pre-clinical activities for our lead compound G-202.

For the manufacture of G-202, we have secured a stable supply of source material (Thapsia garganica seeds) from which thapsigargin is isolated, have a sole source agreement with a European supplier, Thapsibiza, SL, and have obtained the proper import permits from the USDA for these materials. We have also identified a clinically and commercially viable formulation for G-202 and have manufactured sufficient G-202 to supply our Phase I clinical needs.

On June 23, 2009, we submitted our first Investigational New Drug Application (“IND”) for G-202 to the United States Food and Drug Administration (“FDA”).  On July 24, 2009, we received notification from the FDA that our IND was on clinical hold pending our response to certain questions provided by the FDA concerning the design of the proposed clinical trial.  We anticipate responding to the FDA’s questions and receiving approval to proceed with our clinical trials during the third quarter of 2009.  Over the next twelve months we plan to focus on clinical trials of G-202 in cancer patients.

Additionally, we will continue to protect our intellectual property position particularly with regard to the outstanding claims contained within the core PSMA-pro-drug patent application in the United States. We will also continue to prosecute the claims contained in our other patent applications in the United States.

We anticipate that during 2009, and much of 2010, we will be engaged in conducting the Phase I clinical trial of G-202, and, if appropriate, extension into a Phase II clinical trial of G-202. The purpose of a Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regime for the subsequent clinical studies. We currently plan to conduct the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study at: (i) Johns Hopkins Oncology Center (Michael Carducci, MD as Principal Investigator); and (ii) University of Wisconsin Comprehensive Cancer Center (George Wilding, MD as Principal Investigator). We are currently negotiating contracts for conduct of the Phase I studies.  The final terms of the contracts have not yet been determined.

Assuming successful completion of the Phase I clinical trial, we expect to conduct a Phase II clinical trial to determine the therapeutic efficacy of G-202 in cancer patients. Although we believe that G-202 will be useful across a wide variety of cancer types, it is usually most efficient and medically prudent to evaluate a drug candidate in a single tumor type within a single trial. It is currently too early in the pre-clinical development process to determine which single tumor type will be evaluated, but we expect that over 40 patients will be required for an appropriate evaluation over a total time span of 18 months.

We have identified 4 pro-drug candidates: G-202, G-114, G-115 and Ac-GKAFRR-L12ADT. At this time, we are engaged solely in the development of G-202. It is anticipated that the development of the remaining candidates will not commence until we have sufficient resources to devote to their development and in all likelihood this will not occur until after the development of G-202.

From inception through June 30, 2009, the vast majority of costs incurred have been devoted to G-202. We estimate that we have incurred costs of approximately $235,000 related to G-114, G-115 and Ac-GKAFRR-L12ADT. All of these costs were incurred prior to December 2007, at which time we began focusing solely on G-202. The balance of our costs, aggregating approximately $4,124,000, was incurred in the development of G-202. For the six months ended June 30, 2009 and 2008, approximately $934,000 and $519,000, respectively, was incurred in the development of G-202.

It is estimated that the development of G-202 will occur as follows:

It is estimated that the Phase I clinical trial will cost approximately $2,000,000 and will be completed in the third quarter of 2010.

Phase II clinical studies will cost an additional $4,200,000 and will be completed in the fourth quarter of 2011. Phase III Clinical trials will cost approximately $25,000,000 and will be completed in the fourth quarter of 2014. If all goes as planned, we may expect marketing approval in the second half of 2015 with an additional $3,000,000 spent to get the New Drug Application (“NDA”) approved. We do not expect material net cash inflows before late 2015.

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

We currently have budgeted $2,110,000 in cash expenditures for the twelve month period following the date of this report, including (1) $894,000 to cover our projected general and administrative expense during this period; and (2) $1,216,000 for research and development activities. In order to cover these expenses, we anticipate undertaking a series of financings.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the six months ended June 30, 2009, as compared to those policies disclosed in the December 31, 2008 financial statements except as disclosed in the notes to financial statements.

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

Intangible and Long-Lived Assets — We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets ", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. We have not recognized any impairment losses.

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

Fair Value of Financial Instruments —  Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of long term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities. The fair value of the Company’s derivative instruments is determined using option pricing models.

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

 Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the quarter ended September 30, 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

Result of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Second Quarter of 2009 Compared to Second Quarter of 2008

Revenue

The company did not have revenue for the three months ended June 30, 2009 and 2008, respectively. We do not anticipate any revenues for 2009.

Operating Expenses

Operating expense totaled $856,244 and $506,939 for the three months ended June 30, 2009 and 2008, respectively.  The increase in operating expenses is the result of the following factors.

	Three Months Ended June 30,
	2009	2008
Operating expenses
General and administrative expenses	$231,255	$138,745
Research and development	624,989	368,194
Total expense	$856,244	$506,939

General and Administrative Expenses

G&A expenses totaled $231,255 for the three months ended June 30, 2009 compared to $138,745 for the same period of 2008.  The increase of $92,510 or 67% for the three months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to increases of approximately $27,000 in compensation and consulting expense, $12,000 in insurance expense and $47,000 in professional fees.

Research and Development Expenses

Research and development expenses totaled $624,989 for the three months ended June 30, 2009 compared to $368,194 for the same period of 2008.  The increase of $256,795 or 70% for the three months ended June 30, 2009 compared to the comparable period in 2008 was attributable to an increase of approximately $268,000 in costs associated with manufacture and other expenses related to our lead drug.

Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, and compensation and consulting costs.

Under the planning and direction of key personnel, we expect to outsource all of our GLP preclinical development activities (e.g., toxicology) and GMP manufacturing and clinical development activities to CROs and CMOs.  Manufacturing will be outsourced to organizations with approved facilities and manufacturing practices.

Other Expenses

Other expenses totaled $118,348 and $1,605 for the three months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,
	2009	2008
Other expense:
Finance Cost	$(5,155)	$—
Change in fair value of derivative liability	(110,326)	—
Interest income (expense)	(2,867)	(1,605)
Total other expenses	$(118,348)	$(1,606)

Finance Cost

Finance Cost totaled $5,155 for the three months ended June 30 compared to $0 for the same period of 2008. This cost consists of the amortization of debt discount.

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $110,326 for the three months ended June 30, 2009 compared to $0 for the same period of 2008. The increase of $110,326 for the three months ended June 30, 2009 compared to the comparable period in 2008 was the result of a change to the accounting treatment of our issued and outstanding warrants which contain certain anti-dilution provisions.

At June 30, 2009 we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at June 30, 2009 is $1,833,703. The fair value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 175%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $110,326 during the three months ended June 30, 2009 related to the change in fair value during that period.

Interest expense

Interest expense totaled $2,867 for the three months ended June 30, 2009 compared to $1,605 for the same period of 2008. The increase of $1,262 for the three months ended June 30, 2009 compared to the comparable period in 2008 was attributable to an increase in debt outstanding in 2009, partially offset by interest earned on deposits.

Six months ended June 30, 2009 Compared to Six months ended June 30, 2008

Revenue

The company did not have revenue for the six months ended June 30, 2009 and 2008, respectively. We do not anticipate any revenues for 2009.

Operating Expenses

Operating expense totaled $1,365,463 and $1,032,531 for the six months ended June 30, 2009 and 2008, respectively.  The increase in operating expenses is the result of the following factors.

	Six Months Ended June 30,
	2009	2008
Operating expenses
General and administrative expenses	$430,972	$513,536
Research and development	934,491	518,995
Total expense	$1,365,463	$1,032,531

General and Administrative Expenses

G&A expenses totaled $430,972 for the six months ended June 30, 2009 compared to $513,536 for the same period of 2008.  The decrease of $82,564 or 16% for the six months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to a decrease of approximately $199,000 in compensation and consulting expense, offset by increases of approximately $92,000 in professional fees and $11,000 in travel expenses.

Research and Development Expenses

Research and development expenses totaled $934,491 for the six months ended June 30, 2009 compared to $518,995 for the same period of 2008.  The increase of $415,496 or 80% for the six months ended June 30, 2009 compared to the comparable period in 2008 was attributable to increases of approximately $88,000 in compensation expense and approximately $343,000 in costs associated with manufacture and other expenses related to our lead drug.

Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, and compensation and consulting costs.

Under the planning and direction of key personnel, we expect to outsource all of our GLP preclinical development activities (e.g., toxicology) and GMP manufacturing and clinical development activities to CROs and CMOs.  Manufacturing will be outsourced to organizations with approved facilities and manufacturing practices.

Other Expenses

Other expenses totaled $1,166,679 and $3,211 for the six months ended June 30, 2009 and 2008, respectively.

	Six Months Ended June 30,
	2009	2008
Other expense:
Finance Cost	$(478,093)	$—
Change in fair value of derivative liability	(683,111)	—
Interest income (expense)	(5,475)	(3,211)
Total other expenses	$(1,166,679)	$(3,211)

Finance Cost

Finance Cost totaled $478,093 for the six months ended June 30, 2009 compared to $0 for the same period of 2008. The increase of $478,093 for the six months ended June 30, 2009 compared to the comparable period in 2008 was primarily attributable to a $415,976 charge for the fair value of additional warrants issued when the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered plus a $51,864 charge for the fair value of additional warrants issued as consideration for the extension of the maturity dates of notes payable. The balance of the cost consists of the amortization of debt discount

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $683,111 for the six months ended June 30, 2009 compared to $0 for the same period of 2008. The increase of $683,111 for the six months ended June 30, 2009 compared to the comparable period in 2008 was the result of a change to the accounting treatment of our issued and outstanding warrants which contain certain anti-dilution provisions.

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

At June 30, 2009 we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at June 30, 2009 is $1,833,703. The fair value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 175%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $683,111 during the six months ended June 30, 2009 related to the change in fair value during that period.

Interest expense

Interest expense totaled $5,475 for the six months ended June 30, 2009 compared to $3,211 for the same period of 2008. The increase of $2,264 for the six months ended June 30, 2009 compared to the comparable period in 2008 was attributable to an increase in debt outstanding in 2009, partially offset by interest earned on deposits.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities and loans from Craig Dionne, our Chief Executive Officer. At July 31, 2009 we have cash on hand of approximately $2,740,000. Our currently average monthly cash burn rate is approximately $176,000. We anticipate that our available cash will be sufficient to finance most of our current activities for at least the next fifteen months from July 31, 2009, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.
	Six Months Ended June 30,
	2009	2008

Cash & Cash Equivalents	$2,100,212	$251,781

Net cash used in operating activities	$(1,172,930)	$(654,486)
Net cash used in investing activities	—	(184,168)
Net cash provided by financing activities	2,738,852	500,000

Net Cash Used in Operating Activities

In our operating activities we used $1,172,930 for the six months ended June 30, 2009 compared to $654,486 for the same period of 2008. An increase in net loss of approximately $1,496,000 was partially offset by increases in noncash expenses of approximately $954,000.

Net Cash Used in Investing Activities

In our investment activities we used $0 for the six months ended June 30, 2009 compared to $184,168 for the same period of 2008. The decrease in investment activities of $184,168 for the six months ended June 30, 2009 compared to the comparable period in 2008 was attributable to the $184,168 cost associated with acquisition of key intellectual property in 2008.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2009 we raised approximately $2,739,000 through the sale of common stock units. During the comparable period of 2008 we received proceeds of $500,000 upon the exercise of warrants.

Listed below are key financing transactions we have entered into.

•	During November of 2007, we sold an aggregate of 1,300,000 common shares resulting in gross proceeds of $650,000.

•	During March of 2008, we issued 1,000,000 common shares upon the exercise of outstanding warrants which resulted in gross proceeds to us of $500,000.

•	During July and August of 2008, we sold an aggregate of 2,320,000 units resulting in gross proceeds of $2,320,000.

•	In February and April of 2009, we sold 500,000 units resulting in gross proceeds of approximately $750,000.

•	In June and July of 2009, we sold 2,025,344 units resulting in gross proceeds of approximately $3,038,000.

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

The source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed, if at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

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

 The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008 and June 30, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

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

ITEM 1A.            RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Report should be considered carefully in evaluating us and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

Risks Relating to Our Stage of Development

As a result of our limited operating history, you cannot rely upon our historical performance to make an investment decision.

Since inception in 2003 and through June 30, 2009 we have raised approximately $6,170,000 in capital.  During this same period, we have recorded accumulated losses totaling $7,590,844. As of June 30, 2009, we had working capital of $1,750,163 and a deficiency in stockholders’ equity of $186,364. Our net losses for the two most recent fiscal years ended December 31, 2007 and 2008 have been $691,199 and $3,326,261, respectively. Since inception, we have generated no revenue.

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

We currently generate no cash. We have relied entirely on external financing to fund operations. Such financing has historically come primarily from the sale of common stock to third parties, loans from our Chief Executive Officer and the exercise of warrants/options. We have expended and will continue to expend substantial cash in the development and pre-clinical and clinical testing of our proposed products. We will require additional cash to conduct drug development, establish and conduct pre-clinical and clinical trials, support commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products if developed. We anticipate that we will require an additional $7 million to take our lead drug through Phase II clinical evaluation, currently anticipated to occur in the fourth quarter of 2011.

In June and July of 2009, we raised an aggregate of $3,088,000 from the private placement of our securities.  We anticipate that our current working capital as of July 31, 2009, and will be sufficient to satisfy contemplated cash requirements through October of 2010, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could affect cash requirements. As of July 31, 2009, we had cash on hand of approximately $2,740,000.  Presently, the Company has an average monthly cash burn rate of approximately $176,000.  We expect this average monthly cash burn rate to remain constant over the next fifteen months, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.  Accordingly, we will need to raise additional capital to fund anticipated operating expenses after October of 2010. In the event we are not able to secure financing, we may have to delay, reduce the scope of or eliminate one or more of our research, development or commercialization programs or product launches or marketing efforts.  Any such change may materially harm our business, financial condition and operations.

Our long term capital requirements are expected to depend on many factors, including:

      •     our development programs;

      •     the progress and costs of pre-clinical studies and clinical trials;

      •     the time and costs involved in obtaining regulatory clearance;

      •     the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

      •     the costs of developing sales, marketing and distribution channels and our ability to sell our products;

      •     competing technological and market developments;

      •     market acceptance of our proposed products, if developed;

      •     the costs for recruiting and retaining employees, consultants and professionals; and

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

Raising needed capital may be difficult as a result of our limited operating history.

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

Our independent auditors have issued a qualified report for the year ended December 31, 2008 with respect to our ability to continue as a going concern.

For the year ended December 31, 2008, our independent auditor issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to develop a product and generate profits from operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities when they come due. However, during 2009 we have raised approximately $3,788,000 through our private placements and we expect that our cash on hand of approximately $2,740,000 at July 31, 2009 will be sufficient to fund operations through October of 2010.

We may not be able to commercially develop our technologies.

We have concentrated our research and development on our drug technologies.  Our ability to generate revenue and operate profitably will depend on our being able to develop these technologies for human applications. Our technologies are primarily directed toward the development of cancer therapeutic agents. We cannot guarantee that the results obtained in pre-clinical and clinical evaluation of our therapeutic agents will be sufficient to warrant approval by the FDA. Even if our therapeutic agents are approved for use by the FDA, there is no guarantee that they will exhibit an enhanced efficacy relative to competing therapeutic modalities such that they will be adopted by the medical community. Without significant adoption by the medical community, our agents will have limited commercial potential which will likely result in the loss of your entire investment.

Inability to complete pre-clinical and clinical testing and trials will impair our viability.

We have recently submitted our first IND to the FDA in order to commence clinical trials.  On July 24, 2009, we were notified by the FDA that our IND was on clinical hold pending our response to certain questions provided by them concerning the clinical trial design.  Even if we receive clearance from the FDA to commence trials, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that the clinical trials, if commenced, will be successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

Future financing will result in dilution to existing stockholders.

We will require additional financing in the future. We are authorized to issue 80 million shares of common stock and 10 million shares of preferred stock. Such securities may be issued without the approval or consent of our stockholders. The issuance of our equity securities in connection with a future financing will result in a decrease of our current stockholders’ percentage ownership.

Risks Relating to Intellectual Property and Government Regulation

We may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including our issued and applied for patents, as the foundation of our business. Our intellectual property rights may come under challenge.  No assurances can be given that, even though issued, our current and potential future patents will survive claims alleging invalidity or infringement on other patents. The viability of our business will suffer if such patent protection becomes limited or is eliminated.

 We may not be able to adequately protect our intellectual property.

Considerable research with regard to our technologies has been performed in countries outside of the United States. The laws protecting intellectual property in some of those countries may not provide protection for our trade secrets and intellectual property.  If our trade secrets or intellectual property are misappropriated in those countries, we may be without adequate remedies to address the issue. At present, we are not aware of any infringement of our intellectual property. In addition to our patents, we rely on confidentiality and assignment of invention agreements to protect our intellectual property. These agreements provide for contractual remedies in the event of misappropriation.  We do not know to what extent, if any, these agreements and any remedies for their breach will be enforced by a foreign court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will greatly diminish.

Our proposed products may not receive FDA approval.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We have recently submitted our first IND application to the FDA.  On July 24, 2009, we were notified by the FDA that our IND was on clinical hold pending our response to certain questions provided by them.  There is no assurance that we will be able to adequately respond to the questions provided by the FDA or that even if such questions are answered, that the IND application will be granted on a timely basis, if at all.  We cannot assure you that we will successfully complete any clinical trials in connection with any such IND application. Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.  As a result, we cannot assure you that FDA approval for any products developed by us will be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company.

Risks Relating to Competition

Our competitors have significantly greater experience and financial resources.

We compete against numerous companies, many of which have substantially greater financial and other resources than us. Several such enterprises have research programs and/or efforts to treat the same diseases we target. Companies such as Merck, Ipsen and Diatos, as well as others, have substantially greater resources and experience than we do and are situated to compete with us effectively.  As a result, our competitors may bring competing products to market that would result in a decrease in demand for our product, if developed, which could have a materially adverse effect on the viability of the company.

Risks Relating to Reliance on Third Parties

We intend to rely exclusively upon the third-party FDA-approved manufacturers and suppliers for our products.

We currently have no internal manufacturing capability, and will rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop internal manufacturing capabilities or procure third party suppliers. In the event we seek third party suppliers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our prospects and could delay the development and sale of our products. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

General Risks Relating to Our Business

We depend on Craig A. Dionne, PhD, our Chief Executive Officer, and Russell Richerson PhD, our Chief Operating Officer, for our continued operations.

The loss of Craig A. Dionne, PhD, our Chief Executive Officer, or Russell Richerson, PhD, our Chief Operating Officer, would be detrimental to us. We currently maintain a one million dollar “key person” life insurance policy on the life of Dr. Dionne but do not maintain a policy on Dr. Richerson. Our prospects and operations will be significantly hindered upon the death or incapacity of either of these key individuals.

We will require additional personnel to execute our business plan.

Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management. There is intense competition for qualified personnel in such areas.  There can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

Our business is dependent upon securing sufficient quantities of a natural product that currently grows in very specific locations outside of the United States.

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT functions by dramatically raising the levels of calcium inside cells, which leads to cell death. 12ADT is derived from a material called thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica  which grows along the coastal regions of Spain. We currently secure the seeds from Thapsibiza, SL, a third party supplier. There can be no assurances that the countries from which we can secure Thapsia garganica  will continue to allow Thapsibiza, SL to collect such seeds and/or to do so and export the seeds derived from  Thapsia garganica   to the United States. In the event we are no longer able to import these seeds, we will not be able to produce our proposed drug and our business will be adversely impacted.

The current manufacturing process of G-202 requires acetonitrile.

The current manufacturing process for G-202 requires the common solvent acetonitrile. Beginning in late 2008, there has been a worldwide shortage of acetonitrile for a variety of reasons, and this shortage is predicted to last at least until the end of 2009 and possibly into future years. We have also observed that the available supply of acetonitrile is of variable quality, some of which is not suitable for our purposes.  If we are unable to successfully change our manufacturing methods to avoid the reliance upon acetonitrile, we may incur prolonged production timelines and increased production costs. In an extreme case this situation could adversely affect our ability to manufacture G-202 altogether, thus significantly impacting our future operations.

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

We may be required to secure land for cultivation and harvesting of the seeds derived from Thapsia garganica.

We believe that we can satisfy our needs for clinical development of G-202 through completion of Phase III clinical studies from Thapsia garganica that grows naturally in the wild.  In the event G-202 is approved for commercial marketing, our current supply of Thapsia garganica may not be sufficient for the anticipated demand.  We estimate that in order to secure sufficient quantities of Thapsia garganica for the commercialization of a product comprising G-202, we will need to secure approximately 100 acres of land to cultivate and grow Thapsia garganica.   We anticipate the cost to lease such land would be $40,000 per year but have not yet fully assessed what other costs would be associated with a full-scale farming operation. There can be no assurances that we can secure such acreage, or that even if we are able to do so, that we could adequately grow sufficient quantities of Thapsia garganica to satisfy any commercial objectives that involve G-202. Our inability to secure adequate seeds will result in us not being able to develop and manufacture our proposed drug and will adversely impact our business.

Thapsia garganica and Thapsigargin can cause severe skin irritation.

It has been known for centuries that the plant Thapsia garganica can cause severe skin irritation when contact is made between the plant and the skin.  In 1978, thapsigargin was determined to be the skin-irritating component of the plant Thapsia garganica. The therapeutic component of our products, including our lead product G-202, is derived from thapsigargin. We obtain thapsigargin from the above-ground seeds of Thapsia garganica. These seeds are harvested by hand and those conducting the harvesting must wear protective clothing and gloves to avoid skin contact. Although we obtain the seeds from a third-party contractor located in Spain, and although the contractor has contractually waived any and all liability associated with collecting the seeds, it is possible that the contractor or those employed by the contractor may suffer medical issues related to the harvesting and subsequently seek compensation from us via, for example, litigation.  No assurances can be given, despite our contractual relationship with the third party contractor, that we will not be the subject of litigation related to the harvesting.

The synthesis of 12ADT must be conducted in special facilities.

There are a limited number of facilities qualified to handle toxic agents for the manufacture of therapeutic compounds. This limits the potential number of possible manufacturing sites for our therapeutic compounds derived from Thapsia garganica ..   No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for manufacturing our therapeutic compounds, our business and future prospects will be adversely affected.

Our lead therapeutic compound, G-202, has not been subjected to large scale manufacturing procedures.

To date, G-202 has only been manufactured at a scale adequate to supply early stage clinical trials. There can be no assurances that the current procedure for manufacturing G-202 will work at a larger scale adequate for commercial needs.  In the event G-202 cannot be manufactured in sufficient quantities, our future prospects could be significantly impacted.

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

Insurance availability, coverage terms and pricing continue to vary with market conditions. We will endeavor to obtain appropriate insurance coverage for insurable risks that we identify.  We may not be able to obtain appropriate insurance coverage.  The occurrence of any claim may have an adverse material effect on our business.

Risks Relating Our Common Stock

There is no public market for our securities.

There is no public market for our securities.  An investment in our common stock should be considered totally illiquid.  No assurances can be given that a public market for our securities will ever materialize. Additionally, even if a public market for our securities develops and our securities become traded, the trading volume may be limited, making it difficult for an investor to sell shares.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming and more burdensome. As a result, management will be required to devote more time to compliance which could result in a reduced focus on the development thereby adversely affecting the Company’s development activities. Also, the increased costs will require the Company to seek financing sooner that it may otherwise have had to.

Starting in 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our  management assess the company’s internal control over financial reporting annually and include a report on such assessment in our annual report filed with the SEC. Effective December 15, 2009 for a smaller reporting company, our independent registered public accounting firm is required to audit both the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of such internal controls.

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

 We do not intend to pay cash dividends.

We do not anticipate paying cash dividends in the foreseeable future. Since we do not anticipate paying dividends, any gains on your investment will need to come through an increase in the price of our common stock.  The lack of a market for our common stock makes such gains highly unlikely.

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of July 31, 2009, we have issued and outstanding 15,107,279 common shares and we have 5,801,939 common shares reserved for issuance upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we will be entitled to issue up to 59,090,782 additional common shares and 10,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our Officers and Scientific Advisors beneficially own approximately 43% of our outstanding common shares.

Our Officers and Scientific Advisors own approximately 43% of our issued and outstanding common shares. As a consequence of their level of stock ownership, the group will substantially retain the ability to elect or remove members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We incorporate by reference the information pertaining to unregistered sales of equity securities as disclosed in our annual report file on Form 10-K for the period ended December 31, 2008.  The following information is given with regard to unregistered securities sold.

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

•
On February 19, 2009, we entered into a securities purchase agreement with a number of accredited investors.  Pursuant to the terms of the securities purchase agreement, we sold the investors 500,000 units in the aggregate amount of approximately $750,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of common stock; and (ii) one-half common stock purchase warrant.  The warrants have a term of five years and allow the holder to purchase our common shares at a price per share of $3.00.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions.   The provisions do not provide for any adjustment in the event of subsequent equity sales or transactions.  The warrants are also callable by the Company in the event the Company’s shares are publically traded in the future and certain price and volume conditions are met.

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

We also entered into registration rights agreements with the investors granting certain registration rights with regard to the shares and the shares underlying the warrants.  The registration rights Agreement provides for penalties to be paid in restricted shares in the event the Company: (i) fails to file a registration statement or have such registration statement declared effective within a certain period of time; or (ii) fails to maintain the registration statement effective until all the securities registered therein are sold or are eligible for resale pursuant to Rule 144 without manner of sale or volume restrictions.  Subsequent to the issuance, a majority of the investors agreed to waive the date by which the registration statement needed to be filed.  As a result of the waiver, a registration statement covering the shares and shares underlying the warrants must be filed on or before July 31, 2009.

•
On May 8, 2009, we issued 61,875 common shares to Lyophilization Services of New England, Inc. as payment for services valued at $74,869 provided in connection with manufacturing of our first drug compound.   The shares were valued at $1.50 per share.

•
In June and July of 2009 we entered into a series of securities purchase agreements with a number of accredited and institutional investors.  Pursuant to the terms of the agreements, we offered and sold an aggregate of 2,025,344 units resulting in gross proceeds to us of approximately $3,038,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and entitle the investors to purchase our common shares at a price per share of $3.00.  The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or stock dividends and fundamental transactions.  The provisions do not provide for any adjustment in the event of subsequent equity sales or transactions.  The warrants are also callable in the event our common stock becomes publically traded and certain other conditions, as described in the warrants, are met.  The Company incurred a total of $220,050 in fees and expenses incurred in connection with the transaction.  Of this amount, $50,000 was paid through the issuance of 33,334 units. We also issued a total of 83,895 additional common stock purchase warrants as compensation to certain finders.  The warrants have the same terms as the investor warrants.  The securities purchase agreements are substantially similar other than the agreement entered into on June 29, 2009 extended the expiration of most favored nation treatment from 90 days until December 31, 2009.

The Company also entered in two registration rights Agreements with the investors granting the Investors certain registration rights with regard to the Shares and the shares underlying the Warrants.  The Registration Rights Agreement provides for penalties to be paid in restricted shares in the event the Company: (i) fails to file a registration statement or have such registration statement declared effective within a certain period of time; or (ii) fails to maintain the registration statement effective until all the securities registered therein are sold or are eligible for resale pursuant to Rule 144 without manner of sale or volume restrictions.  Both Registration Rights Agreements are substantially similar other than the agreement entered into on June 29, 2009 requires the Company to: (i) file a registration statement covering the Shares and common stock underlying the Warrants by July 31, 2009 as compared to 120 days after closing; and (ii) requires the registration statement to be declared effective 150 days after filing as compared to 270 days after filing.   Notwithstanding the forgoing, the Company filed a registration statement covering all the shares and common stock underlying the warrants issued in connection with the June 29 and June 30th closing by July 31, 2009.

•
On July 10, 2009, we issued Kemmerer Resources Corp. a common stock purchase warrant to purchase 150,000 common shares as reimbursement of due diligence expenses. The warrants have a term of five years and entitle the investors to purchase our common shares at a price per share of $3.00.  The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or stock dividends and fundamental transactions.  The provisions do not provide for any adjustment in the event of subsequent equity sales or transactions.

ITEM 3.             DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2009, shareholders representing 7,296,718 common shares or 56% of the number of shares entitled to vote on the matter approved the amendment of our Equity Compensation Plan.  For a further description of this action, refer to our Current Report on Form 8-K filed with the SEC on April 24, 2009.

ITEM 5.             OTHER INFORMATION

None

ITEM 6.             EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: August 19, 2009	/s/ Craig Dionne
Chief Executive Officer

/s/ Craig Dionne
Chief Financial Officer
(Principal Accounting Officer)

EXHIBITS LIST

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Bylaws		S-1	3.02	333-153829	10/03/08

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on April 20, 2009		8-K	4.01	333-153829	4/24/09

4.03**	GenSpera 2007 Equity Compensation Plan form of Incentive Stock Option Grant		S-1	4.03	333-153829	10/03/08

4.04**	GenSpera 2007 Equity Compensation Plan form of Nonqualified Stock Option Grant		S-1	4.04	333-153829	10/03/08

4.05	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.06	Form of Subscription Agreement for November 2007 offering		S-1	4.06	333-153829	10/03/08

4.07	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.08	Form of Securities Purchase Agreement—July and August 2008 private placement		S-1	4.08	333-153829	10/03/08

4.09	Form of Registration Rights Agreement – July and August 2008 private placement		S-1	4.09	333-153829	10/03/08

4.10	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.11	Form of insider Lock-Up Agreement – July and August 2008 private placement		S-1	4.11	333-153829	10/03/08

4.12	Form of 5.0% convertible debenture issued to TR Winston & Company, LLC		S-1	4.12	333-153829	10/03/08

4.13	Form of 5.0% convertible debenture modification between TR Winston & Company, LLC and GenSpera, Inc.		8-K	10.01	333-153829	2/20/09

4.14	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.15	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.15	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.16	Form of Securities Purchase Agreement dated 2/19/09		8-K	10.01	333-153829	2/20/09

4.17	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09

4.18	Form of Registration Rights Agreement dated 2/19/09		8-K	10.03	333-153829	2/20/09

4.19	Form of Securities Purchase Agreement dated 6/29/09		8-K	10.01	333-153829	7/06/09

4.20	Form of Securities Purchase Agreement dated 6/30/09		8-K	10.02	333-153829	7/06/09

4.21	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.22	Form of Registration Rights Agreement dated 6/29/09		8-K	10.04	333-153829	7/06/09

4.23	Form of Registration Rights Agreement dated 6/30/09		8-K	10.05	333-153829	7/06/09

4.24	Form of Securities Purchase Agreement dated 6/30/09		8-K	10.01	333-153829	8/03/09

4.25	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.02	333-153829	8/03/09

4.26	Form of Securities Purchase Agreement dated 6/30/09		8-K	10.03	333-153829	8/03/09

10.01	Form of Transactional Fee Agreement between the Company and TR Winston & Company, LLC dated March 17, 2008		S-1	10.01	333-153829	10/03/08

10.02	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08

10.03**	Terms of verbal employment agreement with Craig Dionne dated February 11, 2008		S-1	10.03	333-153829	10/03/08

10.04**	Terms of verbal employment agreement with Russell Richerson dated July 1, 2008		S-1	10.04	333-153829	10/03/08

14.01	Code of Ethics		S-1	14.01	333-153829	7/31/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.