Form 10-Q
period 2009-09-30
GENSPERA INC
filed 2009-11-13
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009
Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-153829

GENSPERA, INC.
(Exact name of registrant as specified in its charter)
Delaware	20-0438951
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2511 N Loop 1604 W, Suite 204 San Antonio, TX	78258
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (210) 479-8112

9901 IH 10 West, Suite 800, San Antonio, TX 78230

(Former address)

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

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at November 13, 2009 was 15,292,281.

GenSpera, Inc.

Table of Contents

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” and “GenSpera” refer to GenSpera, Inc.  Also, any reference to “common shares” or “common stock” refers to our $.0001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (September 30, 2009), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three and nine month periods ended September 30, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2009. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained herein should be read in conjunction with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

PART I
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GENSPERA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$2,742,219	$534,290

Total current assets	2,742,219	534,290

Fixed assets, net of accumulated depreciation of $156 and $0	6,090	-

Intangible assets, net of accumulated amortization of $23,021 and $11,511	161,146	172,657

Total assets	$2,909,455	$706,947

Liabilities and stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$183,915	$238,817
Accrued interest - stockholder	9,216	5,399
Convertible note payable - stockholder, current portion	35,000	50,000

Total current liabilities	228,131	294,216

Convertible note payable, net of discount of $0 and $11,046	163,600	152,554
Convertible notes payable - stockholder, long term portion	105,000	105,000
Derivative liabilities	1,920,218	-

Total liabilities	2,416,949	551,770

Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 15,292,281 and 12,486,718 shares issued and outstanding	1,529	1,249
Additional paid-in capital	9,705,941	4,922,174
Deficit accumulated during the development stage	(9,214,964)	(4,768,246)

Total stockholders' equity	492,506	155,177

Total liabilities and stockholders' equity	$2,909,455	$706,947

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2009
(Unaudited)

					Cumulative Period
					from November 21, 2003
					(date of inception) to
	Three Months ended September 30,		Nine Months ended September 30,		September 30,
	2009	2008	2009	2008	2009

Operating expenses:
General and administrative expenses	$659,699	$90,337	$1,090,671	$603,873	$2,380,213
Research and development	878,371	829,374	1,812,862	1,348,369	5,237,269

Total operating expenses	1,538,070	919,711	2,903,533	1,952,242	7,617,482

Loss from operations	(1,538,070)	(919,711)	(2,903,533)	(1,952,242)	(7,617,482)

Finance cost	(793)	(39,218)	(478,886)	(39,218)	(518,675)
Change in fair value of derivative liability	(86,514)	-	(769,625)	-	(1,060,081)
Interest income (expense), net	1,257	3,742	(4,218)	531	(18,726)

Loss before provision for income taxes	(1,624,120)	(955,187)	(4,156,262)	(1,990,929)	(9,214,964)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,624,120)	$(955,187)	$(4,156,262)	$(1,990,929)	$(9,214,964)

Net loss per common share, basic and diluted	$(0.11)	$(0.08)	$(0.31)	$(0.19)

Weighted average shares outstanding	14,971,487	12,030,359	13,574,247	10,541,760

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, November 21, 2003	-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	610	(510)	-	100

Contributed services	-	-	120,000	-	120,000

Net loss	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	(125,127)	(5,027)

Contributed services	-	-	192,000	-	192,000

Stock based compensation	-	-	24,102	-	24,102

Net loss	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	(378,748)	(42,546)

Contributed services	-	-	48,000	-	48,000

Stock based compensation	-	-	24,100	-	24,100

Net loss	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	(505,716)	(97,414)

Contributed services	-	-	144,000	-	144,000

Stock based compensation	-	-	42,162	-	42,162

Net loss	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	(750,786)	(156,322)

Shares sold for cash at $0.50 per share in November, 2007	1,300,000	130	649,870	-	650,000

Shares issued for services	735,000	74	367,426	-	367,500

Contributed services	-	-	220,000	-	220,000

Stock based compensation	-	-	24,082	-	24,082

Exercise of options for cash at $0.003 per share in March and June, 2007	900,000	90	2,610	-	2,700

Net loss	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share on March 7,2008	1,000,000	100	499,900	-	500,000

Sale of common stock and warrants at $1.00 per share - July and August 2008	2,320,000	232	2,319,768	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	15,859

Shares issued for services	100,000	10	49,990	-	50,000

Stock based compensation	-	-	313,743	-	313,743

Contributed services	-	-	50,000	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	20,675

Net loss	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,864	-	51,864

Stock based compensation	-	-	1,242,388	-	1,242,388

Common stock issued for services	86,875	10	104,109	-	104,119

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	699,939	-	699,985

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-

Net loss	-	-	-	(4,156,262)	(4,156,262)

Balance, September 30, 2009	15,292,281	$1,529	$9,705,941	$(9,214,964)	$492,506

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2009
(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Nine months ended September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(4,156,262)	$(1,990,929)	$(9,214,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,667	7,674	23,178
Stock based compensation	1,346,507	315,310	2,192,196
Warrants issued for financing costs	467,840	-	467,840
Change in fair value of derivative liability	769,625	-	1,060,081
Contributed services	-	50,000	774,000
Amortization of debt discount	11,046	4,418	20,675
(Decrease) increase in accounts payable and accrued expenses	(51,085)	126,909	208,990

Cash used in operating activities	(1,600,662)	(1,486,618)	(4,468,004)

Cash flows from investing activities:
Acquisition of property and equipment	(6,246)	-	(6,246)
Acquisition of intangibles	-	(184,168)	(184,168)

Cash used in investing activities	(6,246)	(184,168)	(190,414)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	3,829,837	2,778,000	7,260,637
Proceeds from convertible notes - stockholder	-		155,000
Repayments of convertible notes - stockholder	(15,000)	-	(15,000)

Cash provided by financing activities	3,814,837	2,778,000	7,400,637

Net increase (decrease) in cash	2,207,929	1,107,214	2,742,219
Cash, beginning of period	534,290	590,435	-
Cash, end of period	$2,742,219	$1,697,649	$2,742,219

Supplemental cash flow information:
Cash paid for interest	$1,075	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities:
Common stock units issued as payment of placement fees	$80,000	$-
Warrants issued as payment for due diligence expenses	120,266	-
Warrants issued as payment of placement fees	78,503	-
Accrued interest paid with common stock	-	15,859
Convertible note issued as payment of placement fees	-	163,600
Fair value of warrants issued with convertible debt recorded as debt discount	-	20,675

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

GenSpera Inc. (“we”, “us”, “our company “, “our”,   “GenSpera” or the “Company” ) was formed under the laws of the State of Delaware in 2003. We are a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. GenSpera, Inc. is a pharmaceutical company focused on the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder and kidney cancer. Our operations are based in San Antonio, Texas.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through September 30, 2009, we have accumulated losses of $9,214,964.

The accompanying unaudited condensed financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 and from date of inception as a development stage enterprise (November 21, 2003) to September 30, 2009 have been prepared by GenSpera pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

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

GenSpera incurred research and development expenses of $878,371 and $829,374 for the three months ended September 30, 2009 and 2008, respectively, and $1,812,862 and $1,348,369 for the nine months ended September 30, 2009 and 2008, respectively, and $5,237,269 from November 21, 2003 (inception) through September 30, 2009.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 7,884,502 common share equivalents at September 30, 2009 and 3,481,752 at September 30, 2008. For the three and nine month periods ended September 30, 2009 and 2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Fair value of financial instruments

In April 2009, we adopted new accounting guidance for our interim period ended June 30, 2009 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

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

Fair value measurements

Effective January 1, 2008, we adopted new accounting guidance pursuant to ASC 820 which established a framework for measuring fair value and expands disclosure about fair value measurements. The Company did not elect fair value accounting for any assets and liabilities allowed by previous guidance. Effective January 1, 2009, the Company adopted the provisions accounting guidance that relate to non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis. Effective April 1, 2009, the Company adopted new accounting guidance which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. The adoptions of the provisions of ASC 820 did not have a material impact on our financial position or results of operations.

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

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

The table below summarizes the fair values of our financial liabilities as of September 30, 2009:

	Fair Value at	Fair Value Measurement Using
	September 30, 2009	Level 1	Level 2	Level 3

Convertible notes payable	$303,600	$—	$—	$303,600
Warrant derivative liability	1,920,218	—	—	1,920,218

	$2,223,818	$—	$—	$2,223,818

The following is a description of the valuation methodologies used for these items:

Warrant derivative liability — these instruments consist of certain of our warrants with anti-dilution provisions. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Change in Accounting Principle

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that effective January 1, 2009, warrants issued during 2008 with a fair value of $734,617 on January 1, 2009 will need to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the warrants of $734,617, a decrease in additional paid-in capital of $444,161, based on the fair value of the warrants at date of issue, and a $290,456 increase to the deficit accumulated during development stage to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance which requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. This guidance also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The guidance also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. The guidance is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted new accounting guidance which requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends should be included in the basic earnings per share calculation.  The adoption of this guidance did not affect the financial position or results of operations.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (cont’d)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company has adopted SFAS No. 168 during the quarter ended September 30, 2009. The adoption of this standard during the third quarter of 2009 had no impact on the Company’s financial position or results of operations.

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

On June 29, 2009, we entered into a Securities Purchase Agreement with a number of accredited investors.  Pursuant to the terms of the Securities Purchase Agreement, we sold the investors units aggregating approximately $2,131,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of the Company’s common stock; and (ii) one half Common Stock Purchase Warrant.  The Warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.00.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred a total of $142,467 in fees and expenses incurred in connection with the transaction.  Of this amount, $50,000 has been paid through the issuance of 33,334 units. We also issued a total of 43,894 additional common stock purchase warrants as compensation to certain finders.  The warrants have the same terms as the investor warrants.

On July 10, 2009, we issued a common stock purchase warrant to purchase 150,000 common shares as reimbursement of due diligence expenses related to the June transaction. The warrants have a term of five years and entitle the holder to purchase our common shares at a price per share of $3.00.

On July 29, 2009, we entered into a Securities Purchase Agreement with a number of accredited investors.  Pursuant to the terms of the Securities Purchase Agreement, we sold the investors units aggregating approximately $907,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of the Company’s common stock; and (ii) one half Common Stock Purchase Warrant.  The Warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.00.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred a total of $79,583 in fees and expenses incurred in connection with the transaction. Of this amount, $14,000 has been paid through the issuance of 9,333 units. We also issued a total of 40,001 additional common stock purchase warrants as compensation to certain finders.  The warrants have the same terms as the investor warrants.

On September 2, 2009, we entered into a Securities Purchase Agreement with a number of accredited investors.  Pursuant to the terms of the Securities Purchase Agreement, we sold the investors units aggregating approximately $210,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of the Company’s common stock; and (ii) one half Common Stock Purchase Warrant.  The Warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.00.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred a total of $23,100 in fees and expenses incurred in connection with the transaction. Of this amount, $16,000 has been paid through the issuance of 10,667 units. We also issued a total of 12,267 additional common stock purchase warrants as compensation to certain finders.  The warrants have the same terms as the investor warrants.

NOTE 2 - CAPITAL STOCK AND STOCKHOLDER’S EQUITY (cont’d)

On September 2, 2009, we granted a total of 125,000 common stock options for professional, legal and consulting services. The options have an exercise price of $1.50 per share. The options vested upon grant and lapse if unexercised on September 2, 2014. We have recorded an expense of $116,196 related to the fair value of the options, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 188%; and (4) an expected life of the options of 2 years.

On September 2, 2009, we granted a total of 120,000 common stock warrants for consulting services. The warrants have an exercise price of $1.50 per share. The warrants vested upon grant and lapse if unexercised on September 2, 2014. We have recorded an expense of $111,548 related to the fair value of the warrants, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 188%; and (4) an expected life of the options of 2 years.

On September 2, 2009, we granted a total of 1,000,000 common stock options to our chief executive officer. The options have an exercise price of $1.65 per share. Of these options, 500,000 options vested upon grant and 500,000 options will vest upon the attainment of various milestones. The options lapse if unexercised on September 2, 2016. The options have an aggregate grant date fair value of $918,413, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 188%; and (4) an expected life of the options of 2 years. During the three months ended September 30, 2009 we have recorded an expense of $512,378 related to the fair value of the options that vested or are expected to vest.

On September 2, 2009, we granted a total of 775,000 common stock options to our chief operating officer. The options have an exercise price of $1.50 per share. Of these options, 400,000 options vested upon grant and 375,000 options will vest upon the attainment of various milestones. The options lapse if unexercised on September 2, 2016.  The options have an aggregate grant date fair value of $720,415, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 188%; and (4) an expected life of the options of 2 years. During the three months ended September 30, 2009 we have recorded an expense of $412,190 related to the fair value of the options that vested or are expected to vest.

During May 2009 we issued 61,875 shares of common stock, valued at $74,869, for services.

During September 2009 we issued 25,000 shares of common stock, valued at $29,250, for services.

NOTE 3 – DERIVATIVE LIABILITY

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 “Derivative and Hedging” and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that effective January 1, 2009, warrants issued during 2008 with a fair value of $734,617 on January 1, 2009 will need to be reclassified from equity to a liability. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 144%; and (4) an expected life of the warrants of 2 years.

NOTE 3 – DERIVATIVE LIABILITY (cont’d)

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

At September 30, 2009 we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at September 30, 2009 is $1,920,218. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 194%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $86,514 and $769,625 during the three and nine months ended September 30, 2009, respectively, related to the change in fair value during those periods.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855 “Subsequent Events”, the Company has evaluated subsequent events through the date of filing (November 13, 2009).

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

•
Results of Operations — Analysis of our financial results comparing: (i) the third quarter of 2009 to the comparable period in 2008; and (ii) the nine month period ended September 30, 2009 to the comparable period in 2008.

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

Management's Plan of Operation

We are pursuing a business plan related to the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder, and kidney cancer.  We are considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.

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

On June 23, 2009, we submitted our first Investigational New Drug application (“IND”) for G-202 to the United States Food and Drug Administration (“FDA”).  On September 4, 2009, we received approval from the FDA for our IND in order to commence clinical trials.  Although we have received approval from the FDA to commence trials, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. Over the next twelve months we plan to focus on clinical trials of G-202 in cancer patients.

Additionally, we will continue to protect our intellectual property position particularly with regard to the outstanding claims contained within the core PSMA-pro-drug patent application in the United States. We will also continue to prosecute the claims contained in our other patent applications in the United States.

We anticipate that during the fourth quarter of 2009, and much of 2010, we will be engaged in conducting the Phase I clinical trial of G-202, and, if appropriate, extension into a Phase II clinical trial of G-202. The purpose of a Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regime for the subsequent clinical studies. We currently plan to conduct the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study at: (i) Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); and (ii) University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator). We are currently negotiating contracts for conduct of the Phase I studies.  The final terms of the contracts have not yet been determined.

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

From inception through September 30, 2009, the vast majority of costs incurred have been devoted to G-202. We estimate that we have incurred costs of approximately $235,000 related to G-114, G-115 and Ac-GKAFRR-L12ADT. All of these costs were incurred prior to December 2007, at which time we began focusing solely on G-202. The balance of our costs, aggregating approximately $5,002,000, was incurred in the development of G-202. For the nine months ended September 30, 2009 and 2008, approximately $1,813,000 and $1,348,000, respectively, was incurred in the development of G-202.

It is estimated that the development of G-202 will occur as follows:

It is estimated that the Phase I clinical trial will cost approximately $2,000,000 and will be completed in the fourth quarter of 2010.

Phase II clinical studies will cost an additional $4,200,000 and will be completed in the fourth quarter of 2011.

We anticipate that we will license G-202 to a third party during Phase I/II.  In the event we are not able to license G-202, we will proceed with Phase III Clinical trials.  We estimate that Phase III Clinical trials will cost approximately $25,000,000 and will be completed in the fourth quarter of 2014. If all goes as planned, we may expect marketing approval in the second half of 2015 with an additional $3,000,000 spent to get the NDA approved. We do not expect material net cash inflows before late 2015.  The Phase III estimated costs are subject to major revision simply because we have not yet entered clinical testing of our drug in patients. The estimates will become more refined as we obtain clinical data.

At this time, we have suspended the development of our other drug candidates, G-114, G-115 and Ac-GKAFRR-L12ADT. As a result we are unable to reasonably estimate the nature, timing and estimated costs and completion dates of those projects at this time.

We currently have budgeted $2,395,000 in cash expenditures for the twelve month period following the date of this report, including (1) $1,095,000 to cover our projected general and administrative expense during this period; and (2) $1,300,000 for research and development activities. Our cash on hand as of September 30, 2009 is sufficient to fund our operations for the next thirteen months after which time we will need to undertake additional financings.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the nine months ended September 30, 2009, as compared to those policies disclosed in the December 31, 2008 financial statements except as disclosed in the notes to financial statements.

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

Intangible and Long-Lived Assets — We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, "Property, Plant and Equipment ", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. We have not recognized any impairment losses.

Research and Development Costs — Research and development costs include expenses incurred by the Company for research and development of therapeutic agents for the treatment of cancer and are charged to operations as incurred.

Stock Based Compensation — We account for our share-based compensation under the provisions of ASC Topic 718 “Compensation – Stock Compensation”.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued new accounting guidance which requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. This guidance also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The guidance also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. The guidance is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted new accounting guidance which requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends should be included in the basic earnings per share calculation.  The adoption of this guidance did not affect the financial position or results of operations.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company has adopted SFAS No. 168 during the quarter ended September 30, 2009. The adoption of this standard during the third quarter of 2009 had no impact on the Company’s financial position or results of operations.

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

Third Quarter of 2009 Compared to Third Quarter of 2008

Revenue

The company did not have revenue for the three months ended September 30, 2009 and 2008, respectively. We do not anticipate any revenues for 2009.

Operating Expenses

Operating expense totaled $1,538,070 and $919,711 for the three months ended September 30, 2009 and 2008, respectively.  The increase in operating expenses is the result of the following factors.

	Three Months Ended September 30,
	2009	2008
Operating expenses
General and administrative expenses	$659,699	$90,337
Research and development	878,371	829,374
Total expense	$1,538,070	$919,711

General and Administrative Expenses

G&A expenses totaled $659,699 for the three months ended September 30, 2009 compared to $90,337 for the same period of 2008.  The increase of $569,362 or 630% for the three months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to increases of approximately $367,000 in compensation and consulting expense (including stock based compensation of approximately $365,000), $18,000 in insurance expense and $152,000 in professional fees (including stock based cost of approximately $88,000).

Research and Development Expenses

Research and development expenses totaled $878,371 for the three months ended September 30, 2009 compared to $829,374 for the same period of 2008.  The increase of $48,997 or 6% for the three months ended September 30, 2009 compared to the comparable period in 2008 was attributable to an increase of approximately $710,000 in stock based compensation expense partially offset by a decrease of approximately $661,000 in costs associated with manufacture and other expenses related to our lead drug.

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

Other Expenses

Other expenses totaled $86,050 and $35,476 for the three months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,
	2009	2008
Other expense:
Finance Cost	$(793)	$(39,218)
Change in fair value of derivative liability	(86,514)	-
Interest income (expense)	1,257	3,742
Total other expenses	$(86,050)	$(35,476)

Finance Cost

Finance Cost totaled $793 for the three months ended September 30, 2009 compared to $39,218 for the same period of 2008. This cost consists of the amortization of debt discount of $793 and $4,418 during 2009 and 2008, respectively, and a  2008 charge of $34,800 related to a penalty for the late filing of our registration statement.

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $86,514 for the three months ended September 30, 2009 compared to $0 for the same period of 2008. The increase of $86,514 for the three months ended September 30, 2009 compared to the comparable period in 2008 was the result of a change to the accounting treatment of our issued and outstanding warrants which contain certain anti-dilution provisions.

At September 30, 2009 we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at September 30, 2009 is $1,920,218. The fair value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 194%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $86,514 during the three months ended September 30, 2009 related to the change in fair value during that period.

Interest expense

Net interest income totaled $1,257 for the three months ended September 30, 2009 compared to $3,742 for the same period of 2008. The decrease of $2,485 for the three months ended September 30, 2009 compared to the comparable period in 2008 was attributable to a decrease in interest earned on deposits.

Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2008

Revenue

The company did not have revenue for the nine months ended September 30, 2009 and 2008, respectively. We do not anticipate any revenues for 2009.

Operating Expenses

Operating expense totaled $2,903,533 and $1,952,242 for the nine months ended September 30, 2009 and 2008, respectively.  The increase in operating expenses is the result of the following factors.

	Nine Months Ended September 30,
	2009	2008
Operating expenses
General and administrative expenses	$1,090,671	$603,873
Research and development	1,812,862	1,348,369
Total expense	$2,903,533	$1,952,242

General and Administrative Expenses

G&A expenses totaled $1,090,671 for the nine months ended September 30, 2009 compared to $603,873 for the same period of 2008.  The increase of $486,798 or 81% for the nine months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to an increase of approximately $167,000 in compensation and consulting expense (including stock based compensation of approximately $98,000), and increases of approximately $239,000 in professional fees (including stock based cost of approximately $88,000), $23,000 in insurance expense and $12,000 in travel and entertainment expense.

Research and Development Expenses

Research and development expenses totaled $1,812,862 for the nine months ended September 30, 2009 compared to $1,348,369 for the same period of 2008.  The increase of $464,493 or 34% for the nine months ended September 30, 2009 compared to the comparable period in 2008 was attributable an increase of approximately $798,000 in compensation expense (including stock based compensation of approximately $740,000) partially offset by a decrease of approximately $334,000 in costs associated with manufacture and other expenses related to our lead drug.

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

Other Expenses

Other expenses totaled $1,252,729 and $38,687 for the nine months ended September 30, 2009 and 2008, respectively.

	Nine Months Ended September 30,
	2009	2008
Other expense:
Finance Cost	$(478,886)	$(39,218)
Change in fair value of derivative liability	(769,625)	-
Interest income (expense)	(4,218)	531
Total other expenses	$(1,252,729)	$(38,687)

Finance Cost

Finance Cost totaled $478,886 for the nine months ended September 30, 2009 compared to $39,218 for the same period of 2008. The increase of $439,668 for the nine months ended September 30, 2009 compared to the comparable period in 2008 was primarily attributable to a $415,976 charge for the fair value of additional warrants issued when the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered plus a $51,864 charge for the fair value of additional warrants issued as consideration for the extension of the maturity dates of notes payable. The balance of the cost consists of the amortization of debt discount of $11,046 and $4,418 during 2009 and 2008, respectively, and a 2008 charge of $34,800 related to a penalty for the late filing of our registration statement.

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $769,625 for the nine months ended September 30, 2009 compared to $0 for the same period of 2008. The increase of $769,625 for the nine months ended September 30, 2009 compared to the comparable period in 2008 was the result of a change to the accounting treatment of our issued and outstanding warrants which contain certain anti-dilution provisions.

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that effective January 1, 2009, warrants issued during 2008 with a fair value of $734,617 on January 1, 2009 will need to be reclassified from equity to a liability. Fair value at January 1, 2009 was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 144%; and (4) an expected life of the warrants of 2 years.

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

At September 30, 2009 we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at September 30, 2009 is $1,920,218. The fair value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 194%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $769,625 during the nine months ended September 30, 2009 related to the change in fair value during that period.

Interest expense

Interest expense totaled $4,218  for the nine months ended September 30, 2009 compared to interest income of $531 for the same period of 2008. The increase of $4,749 for the nine months ended September 30, 2009 compared to the comparable period in 2008 was attributable to an increase in debt outstanding in 2009, partially offset by interest earned on deposits.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities and loans from Craig Dionne, our Chief Executive Officer. At September 30, 2009 we have cash on hand of approximately $2,742,000. Our currently average monthly cash burn rate is approximately $195,000. We anticipate that our available cash will be sufficient to finance most of our current activities for at least the next thirteen months from September 30, 2009, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.
	Nine Months Ended September 30,
	2009	2008

Cash & Cash Equivalents	$2,742,219	$1,697,649

Net cash used in operating activities	$(1,600,662)	$(1,486,618)
Net cash used in investing activities	(6,246)	(184,168)
Net cash provided by financing activities	3,814,837	2,778,000

Net Cash Used in Operating Activities

In our operating activities we used $1,600,662 for the nine months ended September 30, 2009 compared to $1,486,618 for the same period of 2008. An increase in net loss of approximately $2,165,000 was offset by increases in noncash expenses of approximately $2,229,000. We also had a decrease in accounts payable and accrued expenses of approximately $178,000.

Net Cash Used in Investing Activities

In our investment activities we used $6,246  for the nine months ended September 30, 2009 compared to $184,168 for the same period of 2008. The decrease in investment activities of $177,922 for the nine months ended September 30, 2009 compared to the comparable period in 2008 was attributable to the $184,168 cost associated with acquisition of key intellectual property in 2008, with $6,246 expended on fixed assets in 2009.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2009 we raised approximately $3,830,000 through the sale of common stock units. During the comparable period of 2008 we received proceeds of $2,778,000 through the sale of common stock units and upon the exercise of warrants.

Listed below are key financing transactions we have entered into.

•	During November of 2007, we sold an aggregate of 1,300,000 common shares resulting in gross proceeds of $650,000.

•	During March of 2008, we issued 1,000,000 common shares upon the exercise of outstanding warrants which resulted in gross proceeds to us of $500,000.

•	During July and August of 2008, we sold an aggregate of 2,320,000 units resulting in gross proceeds of $2,320,000.

•	In February and April of 2009, we sold 500,000 units resulting in gross proceeds of approximately $750,000.

•	In June and July of 2009, we sold 2,025,344 units resulting in gross proceeds of approximately $3,038,000.

•	In September of 2009, we sold 160,002 units resulting in gross proceeds of approximately $240,000.

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

 The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008 and September 30, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

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

Since inception in 2003 and through September 30, 2009 we have raised approximately $7,261,000 in capital.  During this same period, we have recorded accumulated losses totaling $9,214,964. As of September 30, 2009, we had working capital of $2,514,088 and stockholders’ equity of $492,506. Our net losses for the two most recent fiscal years ended December 31, 2007 and 2008 have been $691,199 and $3,326,261, respectively. Since inception, we have generated no revenue.

Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our technologies and proposed products; (ii) obtain approval from the FDA; (iii) achieve market acceptance of our proposed product, if developed; (iv) respond to competition; or (v) operate the business, as management has not previously undertaken such actions as a company. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell and derive material revenues from our proposed products in development.

We will need to raise additional capital to continue operations.

We currently generate no cash. We have relied entirely on external financing to fund operations. Such financing has historically come from the sale of common stock to third parties, loans from our Chief Executive Officer and the exercise of warrants/options. We have expended and will continue to expend substantial amounts of cash in the development, pre-clinical and clinical testing of our proposed products. We will require additional cash to conduct drug development, establish and conduct pre-clinical and clinical trials, support commercial-scale manufacturing arrangements and provide for the marketing and distribution of our products if developed. We anticipate that we will require an additional $7 million to take our lead drug through Phase II clinical evaluation, which is currently anticipated to occur in the fourth quarter of 2011.

We anticipate that our cash as of September 30, 2009, and will be sufficient to satisfy contemplated cash requirements through October of 2010, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies, any of which could affect cash requirements. As of September 30, 2009, we had cash on hand of approximately $2,742,000.  Presently, the Company has an average monthly cash burn rate of approximately $195,000.  We expect this average monthly cash burn rate to remain constant over the next thirteen months, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.  Accordingly, we will need to raise additional capital to fund anticipated operating expenses after October of 2010. In the event we are not able to secure financing, we may have to delay, reduce the scope of or eliminate one or more of our research, development or commercialization programs or product launches or marketing efforts.  Any such change may materially harm our business, financial condition and operations.

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

We cannot assure you that financing whether from external sources or related parties, will be available if needed or on favorable terms. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures.

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

For the year ended December 31, 2008, our independent auditor issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, our ability to continue as a going concern is dependent upon our ability to develop a product and generate profits from operations in the future or to obtain the necessary financing to meet our obligations and repay our liabilities when they come due. However, during 2009 we have raised approximately $3,830,000 through our private placements and we expect that our cash on hand at September 30, 2009 will be sufficient to fund operations through October of 2010.

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

On September 4, 2009, we received approval from the FDA for our first IND in order to commence clinical trials.  Although we have received approval from the FDA to commence trials, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that the clinical trials will be successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

We rely on our intellectual property, including our issued and applied for patents, as the foundation of our business. Our intellectual property rights may come under challenge.  No assurances can be given that, even if issued, our patents will survive claims alleging invalidity or infringement on other patents. The viability of our business will suffer if such patent protection becomes limited or is eliminated.

 We may not be able to adequately protect our intellectual property.

Considerable research with regard to our technologies has been performed in countries outside of the United States. The laws protecting intellectual property in some of those countries may not provide protection for our trade secrets and intellectual property.  If our trade secrets or intellectual property are misappropriated in those countries, we may be without adequate remedies to address the issue. At present, we are not aware of any infringement of our intellectual property. In addition to our patents, we rely on confidentiality and assignment of invention agreements to protect our intellectual property. These agreements provide for contractual remedies in the event of misappropriation.  We do not know to what extent, if any, these agreements and any remedies for their breach will be enforced by a court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will greatly diminish.

Our proposed products may not receive FDA approval.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product.  On September 4, 2009, we received approval from the FDA for our first IND in order to commence clinical trials.   We cannot assure you that we will successfully complete any clinical trials in connection with any such IND application.  Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.   Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company.

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

General Risks Relating to Our Business

We depend on Craig A. Dionne, PhD, our Chief Executive Officer, and Russell Richerson PhD, our Chief Operating Officer, for our continued operations.

The loss of Craig A. Dionne, PhD, our Chief Executive Officer, or Russell Richerson, PhD, our Chief Operating Officer, would be detrimental to us. Although we have entered into employment agreements with Messrs Dionne and Richerson, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment by Messrs. Dionne or Richerson could have a material adverse effect on our business operations and negatively impact the price of our common stock.  Further, as part of their employment agreements, Messrs Dionne and Richerson agreed to not compete with us for a certain amount of time following the termination of their employment.  Once the applicable time of these provisions expires, Messrs Dionne and Richerson may be employed by a competitor of ours in the future.

We currently maintain a one million dollar “key person” life insurance policy on the life of Dr. Dionne but do not maintain a policy on Dr. Richerson. Our prospects and operations will be significantly hindered upon the death or incapacity of either of these key individuals.

We may be required to make significant payments to members of our management in the event their employment with us is terminated or if we experience a change of control.

We are a party to employment agreements with each of Craig Dionne, our President and Chief Executive Officer and Russell Richerson, our Chief Operating Officer.  In the event we terminate the employment of any of these executives, we experience a change in control, or in certain cases, if such executives terminate their employment with us, such executives will be entitled to receive certain severance and related payments.  Additionally, in such instance, certain securities held by Messrs. Dionne and Richerson will become immediately vested and exercisable.  Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and accordingly, our ability to execute our business plan which could have a materially detrimental effect to our business.  Also, these provisions may discourage potential takeover attempts.

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

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT functions by dramatically raising the levels of calcium inside cells, which leads to cell death. 12ADT is derived from a material called thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica which grows along the coastal regions of the Mediterranean. We currently secure the seeds from Thapsibiza, SL, a third party supplier. There can be no assurances that the countries from which we can secure Thapsia garganica will continue to allow Thapsibiza, SL to collect such seeds and/or to do so and export the seeds derived from Thapsia garganica   to the United States. In the event we are no longer able to import these seeds, we will not be able to produce our proposed drug and our business will be adversely affected.

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

We may be required to secure land for cultivation and harvesting of Thapsia garganica.

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

There are a limited number of manufacturing facilities qualified to handle and manufacture using toxic agents for therapeutic compounds. This limits the potential number of possible manufacturing sites for our therapeutic compounds derived from Thapsia garganica.   No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for manufacturing our therapeutic compounds, our business and future prospects will be adversely affected.

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

We do not have product liability insurance.

The testing, manufacturing, marketing and sale of human therapeutic products entail an inherent risk of product liability claims.  We cannot assure you that substantial product liability claims will not be asserted against us.  In the event we are forced to expend significant funds on defending product liability actions beyond our current coverage, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses.

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

Provisions in Delaware law and executive employment agreements may prevent or delay a change of control

We are subject to the Delaware anti-takeover laws regulating corporate takeovers.  These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s assets unless:

•	the Board of Directors approved the transaction in which the stockholder acquired 15% or more of the corporation’s assets;

•
after the transaction in which the stockholder acquired 15% or more of the corporation’s assets, the stockholder owned at least 85% of the corporation’s outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•	on or after this date, the merger or sale is approved by the Board of Directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provide. We have not opted out of the provisions of the anti-takeover laws. As such, these laws could prohibit or delay mergers or other takeover or change of control of GenSpera and may discourage attempts by other companies to acquire us.

In addition, employment agreements with certain executive officers provide for the payment of severance and acceleration of the vesting of options and restricted stock in the event of termination of the executive officer following a change of control of GenSpera.  These provisions could have the effect of discouraging potential takeover attempts.

Risks Relating To Our Common Stock

There is no public market for our securities.

On September 18, 2009, our common shares began quotation on the OTCBB.  Notwithstanding, there has been little or no trading in our common shares.  Accordingly, there is no public market for our securities.  An investment in our common stock should be considered totally illiquid.  No assurances can be given that a public market for our securities will ever materialize. Additionally, even if a public market for our securities develops and our securities become traded, the trading volume may be limited, making it difficult for an investor to sell shares.

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

Starting in 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our  management assess the company’s internal control over financial reporting annually and include a report on such assessment in our annual report filed with the SEC. Effective December 15, 2010 for a smaller reporting company, our independent registered public accounting firm is required to audit both the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of such internal controls.

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

We do not intend to pay cash dividends.

We do not anticipate paying cash dividends in the foreseeable future. Accordingly, any gains on your investment will need to come through an increase in the price of our common stock.  The lack of a market for our common stock makes such gains highly unlikely.

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2009, we have issued and outstanding 15,292,281 common shares and we have 7,884,502 common shares reserved for issuance upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we will be entitled to issue up to 56,823,217 additional common shares and 10,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders.  Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

As a result of offering, the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered.  These anti-dilution provisions resulted in the exercise price of these warrants being reduced from $2.00 to $1.50.  Additionally, we issued holders of these warrants an additional 506,754 additional warrants.  We were obligated to file a registration statement for the common stock underlying such warrants pursuant to the registration rights agreement entered into in connection with the July and August 2008 financing.

We also entered into registration rights agreements with the investors granting certain registration rights with regard to the shares and the shares underlying the warrants.  The registration rights Agreement provides for penalties to be paid in restricted shares in the event the Company: (i) fails to file a registration statement or have such registration statement declared effective within a certain period of time; or (ii) fails to maintain the registration statement effective until all the securities registered therein are sold or are eligible for resale pursuant to Rule 144 without manner of sale or volume restrictions.  Subsequent to the issuance, a majority of the investors agreed to waive the date by which the registration statement needed to be filed.  As a result of the waiver, a registration statement covering the shares and shares underlying the warrants was filed.

•
On May 8, 2009, we issued 61,875 common shares to Lyophilization Services of New England, Inc. as payment for services valued at $74,869 provided in connection with manufacturing of our first drug compound.   The shares were valued at $1.50 per share.

•
In June and July of 2009 we entered into a series of securities purchase agreements with a number of accredited and institutional investors.  Pursuant to the terms of the agreements, we offered and sold an aggregate of 2,025,344 units resulting in gross proceeds to us of approximately $3,038,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and entitle the investors to purchase our common shares at a price per share of $3.00.  The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or stock dividends and fundamental transactions.  The provisions do not provide for any adjustment in the event of subsequent equity sales or transactions.  The warrants are also callable in the event our common stock becomes publically traded and certain other conditions, as described in the warrants, are met.  The Company incurred a total of $222,050 in fees and expenses incurred in connection with the transactions.  Of this amount, $64,000 was paid through the issuance of 42,667 units. We also issued a total of 83,895 additional common stock purchase warrants as compensation to certain finders.  The warrants have the same terms as the investor warrants.  The securities purchase agreements are substantially similar other than the agreement entered into on June 29, 2009 extended the expiration of most favored nation treatment from 90 days until December 31, 2009.

The Company also entered into two Registration Rights Agreements with the investors granting the Investors certain registration rights with regard to the Shares and the shares underlying the Warrants.  The Company has fulfilled all of its requirements pursuant to the Registration Rights Agreements.

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

•
On September 2, 2009 we entered a securities purchase agreement with a number of accredited investors.  Pursuant to the terms of the agreement, the Company sold units in the aggregate of 160,000 units resulting in gross proceeds of $240,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of the Company’s common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and entitle the Investors to purchase the Company’s common shares at a price per share of $3.00.  The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or stock dividends and fundamental transactions.  The provisions do not provide for any adjustment in the event of subsequent equity sales or transactions.  The warrants are also callable in the event the our common stock becomes publically traded and certain other conditions, as described in the warrants, are met.  In connection with the offering, we incurred a total of $23,100 in fees and expenses incurred in connection with the transaction.  Of this amount, $16,000 has been paid through the issuance of 10,667 units. We also issued warrants to purchase 12,267, common shares, with identical terms to the warrant, as a partial finder’s fee in connection with the offering.

The Company also entered into a Registration Rights Agreement with the investors granting the Investors certain registration rights with regard to the Shares and the shares underlying the Warrants.  The Company has fulfilled all of its requirements pursuant to the Registration Rights Agreements.

•	On September 2, 2009, we issued Messrs Dionne and Richerson common stock purchase options to purchase an aggregate of 1,775,000 common shares.

•
On September 2, 2009, we issued certain consultants options to purchase an aggregate of 125,000 common shares.  The options were granted pursuant to our 2007 Equity Compensation Plan, have an exercise price of $1.50 per share and are fully vested at the grant date.  The options have a term of 5 years and can be exercisable at any time during their term.

•
On September 2, 2009, we issued a consultant a warrant to purchase 20,000 common shares.  The warrant was issued as compensation for services related to our clinical trials.  The warrant has an exercise price of $1.50 per share and is fully vested at the grant date.  The warrant has a term of 5 years.

•
On September 2, 2009, we issued a consultant a warrant to purchase 100,000 common shares.  The warrant was issued as compensation for investor relations services.  The warrant has an exercise price of $1.50 per share and is fully vested at the grant date.  The warrant has a term of 5 years.

•
On September 2, 2009, we issued one of our service providers 25,000 common shares as compensation for services relating to the coordination of clinical trial sites and CROs services.  The shares were valued at $1.50 per share or an aggregate consideration of $37,500.

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

GENSPERA, INC.

Date: November 13, 2009	/s/ Craig Dionne
Chief Executive Officer

/s/ Craig Dionne
Chief Financial Officer
(Principal Accounting Officer)

EXHIBITS LIST

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

4.01**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan		8-K	4.02	333-153829	9/09/09

4.02	Form of Securities Purchase Agreement dated 6/29/09		8-K	10.01	333-153829	7/06/09

4.03	Form of Securities Purchase Agreement dated 6/30/09		8-K	10.02	333-153829	7/06/09

4.04	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.05	Form of Registration Rights Agreement dated 6/29/09		8-K	10.04	333-153829	7/06/09

4.06	Form of Registration Rights Agreement dated 6/30/09		8-K	10.05	333-153829	7/06/09

4.07**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.08	Form of Securities Purchase Agreement – September 2, 2009		8-K	10.01	333-153829	9/09/09

4.09	Form of Common Stock Purchase Warrant – September 2, 2009		8-K	10.02	333-153829	9/09/09

4.10	Form of Registration Rights Agreement—September 2, 2009		8-K	10.03	333-153829	9/09/09

10.01**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.02**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.03**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.04**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.05**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.06**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.