Form 10-K
period 2009-12-31
GENSPERA INC
filed 2010-03-31
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
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

Registrant’s telephone number, including area code 210-479-8112

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.00 as no market existed for our common stock at such time.

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at March 22, 2010 was 16,033,187.

DOCUMENTS INCORPORATED BY REFERENCE

None

GENSPERA, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section and the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us,”“our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in the section of this Annual Report entitled “Risk Factors” and elsewhere.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•	the success of our research and development activities, the development of a viable commercial product, and the speed with which regulatory authorizations may be achieved;

•	whether or not a market for our products develops and, if a market develops, the rate at which it develops;

•	our ability to successfully sell or license our products if a market develops;

•	our ability to attract and retain qualified personnel;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate growth strategies; and

•	other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors”

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

We are a pharmaceutical development stage company focused on the discovery and development of pro-drug cancer therapeutics, an emerging medical science. A pro-drug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor.

Our History

In early 2004, the intellectual property underlying our technologies was assigned from Johns Hopkins University to the co-inventors, Dr. John Isaacs, Dr. Soren Christensen, Dr. Hans Lilja and Dr. Samuel Denmeade.  The Co-inventors granted us an option to license the intellectual property in return for our continued prosecution of the patent portfolio containing the intellectual property. This option was exercised in early 2008 by reimbursement of past patent prosecution costs previously incurred by Johns Hopkins University. Subsequently, the co-inventors assigned us the intellectual property in April of 2008. Our activities during the period of 2004-2007 were limited to the continued prosecution of the relevant patents.

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

The Potential of Our Pro-Drug Therapies

Cancer chemotherapy involves treating patients with cytotoxic drugs (compounds or agents that are toxic to cells). Chemotherapy is often combined with surgery or radiation in the treatment of early stage disease and it is the preferred, or only, treatment option for many forms of cancer in later stages of the disease. However, major drawbacks of chemotherapy include:

Side effects	Non-cancer cells in the body are also affected, often leading to serious side effects.

Incomplete tumor kill
Many of the leading chemotherapeutic agents act  during the process of cell division - they might be effective with tumors comprised of rapidly-dividing cells, but are much less effective for tumors that contain cells that are slowly dividing.

Resistance	Cancers will often develop resistance to current drugs after repeated exposure, limiting the number of times that a treatment can be effectively applied.

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

We believe that, if successfully developed, pro-drug therapies have the potential to provide an effective therapeutic approach to a broad range of solid tumors. We have proprietary technologies that appear, in animal models, to meet the requirements for an effective pro-drug. In addition, we believe that our cytotoxin addresses two drawbacks prevalent with current cancer drugs - it kills slowly- and non-dividing cancer cells as well as rapidly dividing cancer cells, and does not appear to trigger the development of resistance to its effects.

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

Cytotoxin

12ADT is a chemically modified form of thapsigargin, a cytotoxin that kills fast-, slow- and non-dividing cells. Our two issued core patents, both entitled “ Tissue Specific Prodrug, ” contain claims which cover the composition of 12ADT.

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

Our Pro-Drug Development Candidates

We currently have four pro-drug candidates identified based on this technology, as summarized in the table below (at this time we are only developing G-202):

Pro-Drug Candidate	Activating enzyme	Target location of activation enzyme	Status

G-202	Prostate Specific Membrane Antigen (PSMA)	The blood vessels of all solid tumors	•	Phase I Clinical Trial is underway

G-114	Prostate Specific Antigen (PSA)	Prostate cancers	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

G-115	Prostate Specific Antigen (PSA)	Prostate cancers	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

Ac-GKAFRR-L12ADT	Human glandular kallikrein 2 (hK2)	Prostate cancers	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

Strategy

Business Strategy

We plan to develop a series of therapies based on our pro-drug technology platform and bring them through Phase I/II clinical trials.

Manufacturing and Development Strategy

Under the planning and direction of key personnel, we expect to outsource all of our Good Laboratory Practices (“GLP”) preclinical development activities (e.g., toxicology) and Good Manufacturing Practices (“GMP”) manufacturing and clinical development activities to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”).  Manufacturing will also be outsourced to organizations with approved facilities and manufacturing practices.

Commercialization Strategy

We intend to license our drug compounds to third parties after Phase I/II clinical trials. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products.

Market and Competitive Considerations

G-202

Our primary focus is the opportunity offered by our lead pro-drug candidate, G-202. We believe that we have validated G-202 as a drug candidate to treat various forms of solid tumors; including breast, urinary bladder, kidney and prostate cancer based on the ability of G-202 to cause tumor regression in animal models.  On January 19, 2010, we commenced our first Phase I Clinical Trial on G-202 at University of Wisconsin, Carbone Cancer Center in Madison, Wisconsin.  The second clinical site for the G-202 Phase I study, the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins University, enrolled its first patient on March 3, 2010. Although we have commenced the trials, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize G-202.   Notwithstanding, we hope to eventually demonstrate that G-202 is more efficacious than current commercial products that treat solid tumors by disrupting their blood supply.

Potential Markets for G-202

We believe that if successfully developed, G-202 has the potential to treat a range of solid tumors by disrupting their blood supply. It is too early in the development process to determine target indications. The table below summarizes a number of the potential United States patient populations which we believe may be amenable to this therapy and represent potential target markets.

	Estimated Number of	Probability of Developing (birth to death)
Cancer	New Cases (2006)	Male	Female
Prostate	192,280	1 in 6	-
Breast	194,280	n/a	1 in 8
Urinary Bladder	70,980	1 in 27	1 in 84
Kidney Cancer	57,760	n/a	n/a

Source: CA Cancer J. Clin 2009; 59; 225-249

The clinical opportunity for G-202

We believe that current anti-angiogenesis drugs (drugs that disrupt the blood supply to tumors) validate the clinical approach and market potential of G-202.  Angiogenesis is the physiological process involving the growth of new blood vessels from pre-existing vessels and is a normal process in growth and development, as well as in wound healing.  Angiogenesis is also a fundamental step in the development of tumors from a clinically insignificant size to a malignant state because no tumor can grow beyond a few millimeters in size without the nutrition and oxygenation that comes from an associated blood supply. Interrupting this process has been targeted as a point of intervention for slowing or reversing tumor growth. A well known example of a successful anti-angiogenic approach is the recently approved drug, Avastin TM , a monoclonal antibody that inhibits the activity of Vascular Endothelial Growth Factor, which is important for the growth and survival of endothelial cells.

These types of anti-angiogenic drugs have only a limited therapeutic effect with increased median patient survival times of only a few months. Our approach is designed to destroy both the existing and newly growing tumor vasculature, rather than just block new blood vessel formation. We anticipate that this approach will lead to a more immediate collapse of the tumors nutrient supply and consequently an enhanced rate of tumor destruction.

G-202 destroys new and existing blood vessels in tumors

Competition

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future.  Although we are not aware of any competitor who is developing a drug that is designed to destroy both the existing and newly growing tumor vasculature in a manner similar to G-202, there are several marketed drugs and drugs in development that attack tumor-associated blood vessels to some degree. For example, Avastin TM   is a marketed product that acts predominantly as an anti-angiogenic agent. Zybrestat TM   is another drug in development that is described as a vascular-disrupting agent that inhibits blood flow to tumors. It is impossible to accurately ascertain how well our drug will compete against these or other products that may be in the marketplace until we have human patient data for comparison.

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

Patents and Proprietary Rights

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing on the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable or that we determine to keep as trade secrets. We protect our proprietary information, in part, by the use of confidentiality and assignment of invention agreements with our officers, directors, employees, consultants, significant scientific collaborators and sponsored researchers that generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.  The intellectual property underlying our technology is covered by certain patents and patent applications previously owned by JHU that were assigned to us in April of 2008.  By virtue of these assignments, we have no further financial obligations to the inventors or to JHU with regard to the assigned intellectual property. JHU retains a paid-up, royalty-free, non-exclusive license to use the intellectual property for non-profit purposes.

Number	Country	Filing Date	Issue Date	Expiration Date	Title

Patents Issued
6,504,014	US	6/7/00	1/7/2003	6/6/2020	Tissue specific pro-drug (TG)

6,545,131	US	7/28/00	4/8/2003	7/27/2020	Tissue specific pro-drug (TG)

6,265,540	US	5/19/98	7/24/2001	5/18/2018	Tissue specific pro-drug (PSA)

6,410,514	US	6/7/00	6/25/2002	6/6/2020	Tissue specific pro-drug (PSA)

7,053,042	US	7/28/00	5/30/2006	7/27/2020	Activation of peptide pro-drugs by HK2

7,468,354	US	11/30/01	12/23/08	11/29/2021	Tissue specific pro-drug (G-202, PSMA)

7,635,682	US	1/6/06	12/22/09	1/5/2026	Tumor activated pro-drugs (G-115)
Patents Pending
US 2008/0247950	US	3/15/07	Pending	N/A	Activation of peptide pro-drugs by HK2

US 2007/0160536	US	1/6/2006	Pending	N/A	Tumor Activated Pro-drugs (PSA,G-115)

US 2009/0163426	US	11/25/08	Pending	N/A	Tumor specific pro-drugs (PSMA)

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

Manufacturing & Development

12ADT is manufactured by chemically modifying the cytotoxin thapsigargin, which is isolated from the seeds of Thapsia garganica, a plant predominantly found in countries bordering the Mediterranean Sea. Our pro-drug, G-202, is then manufactured by attaching a specific peptide to 12ADT.

Outsource Manufacturing

To leverage our experience and available financial resources, we do not plan to develop company-owned or company-operated manufacturing facilities. We plan to outsource all drug manufacturing to contract manufacturers that operate in compliance with GMP.  We may also seek to refine the current manufacturing process and final drug formulation to achieve improvements in storage temperatures and the like.

Supply of Raw Materials – Thapsibiza SL

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

The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before we may begin human clinical trials.  The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold.  In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.  Our submission of an IND may not result in FDA authorization to commence clinical trials for any particular compound.  All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations.  These regulations include the requirement that all prospective patients provide informed consent. Further, an independent Institutional Review Board (“IRB”) at each medical center proposing to conduct the clinical trials must review and approve any clinical study.  The IRB also monitors the study and must be kept informed of the study’s progress, particularly as to adverse events and changes in the research.  Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur.

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

Our business strategy is to bring our drug candidates through Phase I/II clinical trials before licensing them to third parties who would then further develop the drugs and seek marketing approval. Once the drug is approved, the third party licensee will be expected to market, sell, and distribute the products in exchange for some combination of up-front payments, royalty payments, and milestone payments. Management cannot be certain that we, or our licensees, will successfully initiate or complete Phase I, Phase II, or Phase III testing of our product candidates within any specific time period, if at all.  Furthermore, the FDA or the IRB or the IND sponsor may suspend clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.

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

The results of the drug development efforts and pre-clinical and clinical studies are then submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product.  The FDA reviews each NDA submitted and may request additional information, rather than accepting the NDA for filing. In this event, the application must be resubmitted with the additional information included.  The resubmitted application is also subject to review before the FDA accepts it for filing.  Once the FDA accepts the NDA for filing, the agency begins an in-depth review of the NDA.  The FDA has substantial discretion in the approval process and may disagree with our, or our licensees’, interpretation of the data submitted.

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

Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee to the FDA, which is adjusted annually.  For fiscal year 2010, that fee is $1,405,500.  In return, the FDA assigns a goal (often months) for standard NDA reviews from acceptance of the application to the time the agency issues its “complete response,” in which the FDA may approve the NDA, deny the NDA if the applicable regulatory criteria are not satisfied, or require additional clinical data. Even if this data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.  If the FDA approves the NDA, the product becomes available for physicians to prescribe.  Even if the FDA approves the NDA, the agency may decide later to withdraw product approval if compliance with regulatory standards is not maintained or if safety problems are recognized after the product reaches the market.  The FDA may also require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the efficacy and safety of a product.  In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post-marketing programs.

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

Employees

As of March 31, 2010 we employed 2 individuals who are also our 2 executive officers, both of whom hold advanced degrees.

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

GENSPERA
2511 N Loop 1604 W, Suite 204
San Antonio, TX 78258
Attn: Chief Executive Officer
Tel: 210-479-8112

ITEM 1A.	RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating us, our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Relating to Our Stage of Development

As a result of our limited operating history, you cannot rely upon our historical performance to make an investment decision.

Since inception in 2003 and through December 31, 2009, we have raised approximately $7,228,000 in capital.  During this same period, we have recorded accumulated losses totaling $10,191,529. As of December 31, 2009, we had working capital of $2,134,006 and a stockholders’ deficit of $54,245. Our net losses for the two most recent fiscal years ended December 31, 2008 and 2009 have been 3,326,261 and $5,132,827, respectively. Since inception, we have generated no revenue.

Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our technologies and proposed products; (ii) obtain approval from the FDA; (iii) achieve market acceptance of our proposed product, if developed; (iv) respond to competition; or (v) operate the business, as management has not previously undertaken such actions as a company. No assurances can be given as to exactly when, if at all, we will be able to fully develop, license, commercialize, market, sell and derive material revenues from our proposed products in development.

We will need to raise additional capital to continue operations.

We currently generate no cash. We have relied entirely on external financing to fund operations. Such financing has come primarily from the sale of common stock to third parties and the exercise of warrants/options. We have expended and will continue to expend substantial amounts of cash in the development, pre-clinical and clinical testing of our proposed products. We will require additional cash to conduct drug development, establish and conduct pre-clinical and clinical trials and for general working capital needs. We anticipate that we will require an additional $7 million to take our lead drug through Phase II clinical evaluation, which is currently anticipated to occur in the fourth quarter of 2011.

As of December 31, 2009, we had cash on hand of approximately $2,255,000 and then raised $860,000 in the first quarter of 2010 which we anticipate will fund our operations through June of 2011.  Presently, the Company has an average monthly cash burn rate of approximately $185,000.  We expect this average monthly cash burn rate to remain constant over the next fifteen months, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.  Accordingly, we will need to raise additional capital to fund anticipated operating expenses after June of 2011. In the event we are not able to secure financing, we may have to delay, reduce the scope of or eliminate one or more of our research, development or commercialization programs or product launches or marketing efforts.  Any such change may materially harm our business, financial condition and operations.

Our long term capital requirements are expected to depend on many factors, including:

•	our development programs;

•	the progress and costs of pre-clinical studies and clinical trials;

•	the time and costs involved in obtaining regulatory clearance;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	the costs and our ability to license our products;

•	competing technological and market developments;

•	market acceptance of our proposed products, if developed; and

•	the costs for recruiting and retaining employees, consultants and professionals.

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

We have concentrated our research and development on our pro-drug technologies.  Our ability to generate revenue and operate profitably will depend on our being able to develop these technologies for human applications. Our technologies are primarily directed toward the development of cancer therapeutic agents. We cannot guarantee that the results obtained in the pre-clinical and clinical evaluation of our therapeutic agents will be sufficient to warrant approval by the FDA. Even if our therapeutic agents are approved for use by the FDA, there is no guarantee that they will exhibit an enhanced efficacy relative to competing therapeutic modalities such that they will be adopted by the medical community. Without significant adoption by the medical community, our agents will have limited commercial potential which could harm our ability to generate revenues, operate profitably or remain a viable business.

Inability to complete pre-clinical and clinical testing and trials will impair our viability.

In the first quarter of 2010, we commenced our first clinical trials of G-202 at the University of Wisconsin, Carbone Cancer Center in Madison Wisconsin.   Although we have commenced our clinical trials, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product.  On September 4, 2009, we received approval from the FDA for our first IND in order to commence clinical trials with our lead drug candidadte, G-202.   Although we began the G-202 Phase I clinical trial on January 19, 2010, we cannot assure you that we will successfully complete the trial.  Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.   Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company.

General Risks Relating to Our Business and Business Model

We depend on Craig A. Dionne, PhD, our Chief Executive Officer, and Russell Richerson, PhD, our Chief Operating Officer, for our continued operations.

We only have 2 full time employees.  The loss of either Craig A. Dionne, PhD, our Chief Executive Officer, or Russell Richerson, PhD, our Chief Operating Officer, would be detrimental to us. Although we have entered into employment agreements with Messrs Dionne and Richerson, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment by Messrs. Dionne or Richerson could have a materially adverse effect on our business.  Further, as part of their employment agreements, Messrs Dionne and Richerson agreed to not compete with us for a certain amount of time following the termination of their employment.  Once the applicable time of these provisions expires, Messrs Dionne and Richerson may be employed by a competitor of ours in the future.

We may be required to make significant payments to members of our management in the event their employment with us is terminated or if we experience a change of control.

We are a party to employment agreements with each of Craig Dionne, our President and Chief Executive Officer and Russell Richerson, our Chief Operating Officer.  In the event we terminate the employment of any of these executives, we experience a change in control, or in certain cases, if such executives terminate their employment with us, such executives will be entitled to receive certain severance and related payments.  Additionally, in such instance, certain securities held by Messrs. Dionne and Richerson will become immediately vested and exercisable.  Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and accordingly, our ability to execute our business plan which could have a materially adverse effect to our business.  Also, these provisions may discourage potential takeover attempts.

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

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT functions by dramatically raising the levels of calcium inside cells, which leads to cell death. 12ADT is derived from a material called thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third party supplier. There can be no assurances that the countries from which we can secure Thapsia garganica will continue to allow Thapsibiza, SL to collect such seeds and/or to do so and export the seeds derived from Thapsia garganica   to the United States. In the event we are no longer able to import these seeds, we will not be able to produce our proposed drug and our business will be adversely affected.

The current manufacturing process of G-202 requires acetonitrile.

The current manufacturing process for G-202 requires the common solvent acetonitrile. Beginning in late 2008, there was a temporary worldwide shortage of acetonitrile for a variety of reasons. We observed that during that period of time the available supply of acetonitrile was of variable quality, some of which is not suitable for our purposes.  If we are unable to successfully change our manufacturing methods to avoid the reliance upon acetonitrile, we may incur prolonged production timelines and increased production costs if an acetonitrile shortage was to reoccur. In an extreme case this situation could adversely affect our ability to manufacture G-202 altogether, thus significantly impacting our future operations.

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

There are a limited number of manufacturing facilities qualified to handle and manufacture therapeutic toxic agents and compounds. This limits the potential number of possible manufacturing sites for our therapeutic compounds derived from Thapsia garganica.   No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for manufacturing our therapeutic compounds, our business and future prospects will be adversely affected.

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

We may not have adequate insurance coverage.

The testing, manufacturing, marketing and sale of human therapeutic products entail an inherent risk of product liability claims.  We cannot assure you that substantial claims will not be asserted against us.  In the event we are forced to expend significant funds on defending such claims beyond our current coverage, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses.

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

Risks Relating To Our Common Stock

There is no established public market for our securities.

On September 18, 2009, our common shares began quotation on the OTCBB.  Notwithstanding, there has been sporadic trading in our common shares.  Accordingly, there is no established public market for our securities.  An investment in our common stock should be considered totally illiquid.  No assurances can be given that a public market for our securities will ever materialize. Additionally, even if a public market for our securities develops and our securities become traded, the trading volume may be limited, making it difficult for an investor to sell shares.

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

Starting in 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires a company’s management to assess the company’s internal control over financial reporting annually and include a report on such assessment in our annual report filed with the SEC.  For small reporting companies with fiscal years ending on or after June 15, 2010, independent registered public accounting firms will be required to audit both the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of such internal controls.  If this deadline is not extended, we will be required to expand substantial capital in connection with compliance.

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

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2009, we have issued and outstanding 15,466,446 common shares and we have 7,648,684 common shares reserved for issuance upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we will be entitled to issue up to 56,884,870 additional common shares and 10,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders.  Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Our Officers and Scientific Advisors beneficially own approximately 41%of our outstanding common shares.

Our Officers and Scientific Advisors own approximately 41% of our issued and outstanding common shares. As a consequence of their level of stock ownership, the group will substantially retain the ability to elect or remove members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

ITEM 2.	PROPERTIES

Our executive offices are located at 2511 N Loop 1604 W, Suite 204San Antonio, TX 78258. We lease this facility consisting of approximately 850square feet, for $1,422 per month. Our lease expires on September 15, 2012.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol GNSZ.  The trading and quotation of our shares is limited and sporadic.  Accordingly, we have concluded that no established public trading market for our common stock exists.

Holders

As of March 29, 2010, our common stock was held by approximately 118 record holders. We believe that our actual number of shareholders may be significantly higer as 4,957,975 shares are currently held in street name.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2007 Stock Plan, as amended (1)	784,000	$0.67	5,216,000
Equity compensation plans not approved by security holders
2009 Executive Compensation Plan	1,775,000	1.58	0
Total	2,559,000	$1.30	5,216,000

(1)
Our 2007 Stock Plan, as amended, provides for the issuance of up to 1,500,000 common shares during any calendar year.  The plan provides for authorizes the issuance of up to 6,000,000 common shares in the aggregate.

GenSpera2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan (“2009 Plan”) is administered by our Board or any of its committee. The purpose of our 2009 Plan is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability.  The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2009 Plan authorizes the issuance of up to 1,775,000 shares of our common stock for the foregoing awards.

Recent Sales of Unregistered Securities.

The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder:

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

•
On September 2, 2009 we entered a securities purchase agreement with a number of accredited investors.  Pursuant to the terms of the agreement, the Company sold units in the aggregate of 140,000 units resulting in gross proceeds of $210,000.  The price per unit was $1.50.  Each unit consists of: (i) one share of the Company’s common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and entitle the Investors to purchase the Company’s common shares at a price per share of $3.00.  The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or stock dividends and fundamental transactions.  The provisions do not provide for any adjustment in the event of subsequent equity sales or transactions.  The warrants are also callable in the event the our common stock becomes publically traded and certain other conditions, as described in the warrants, are met.  In connection with the offering, we incurred a total of $23,100 in fees and expenses incurred in connection with the transaction.  Of this amount, $16,000 has been paid through the issuance of 10,667 units. We also issued warrants to purchase 12,267, common shares, with identical terms to the warrant, as a partial finder’s fee in connection with the offering.

•
The Company also entered into a Registration Rights Agreement with the investors granting the Investors certain registration rights with regard to the Shares and the shares underlying the Warrants.  The Company has fulfilled all of its requirements pursuant to the Registration Rights Agreements.

•
On September 2, 2009, in connection with their employment agreements, we issued Messrs Dionne and Richerson common stock purchase options to purchase an aggregate of 1,775,000 common shares (Dionne-1,000,000, Richerson—775,000) for a further description of the transaction see the section of this Report entitled “Employment Agreements and Change in Control.”

•
On September 2, 2009, we issued certain consultants options to purchase an aggregate of 125,000 common shares.  The options were granted pursuant to our 2007 Equity Compensation Plan, have an exercise price of $1.50 per share and are fully vested at the grant date.  The options have a term of 5 years and can be exercised at any time during their term.

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

•
On September 2, 2009, we issued one of our service providers 25,000 common shares as compensation for services relating to the coordination of clinical trial sites and CRO services.  The shares were valued at $1.50 per share or an aggregate consideration of $37,500.

•
On November 2, 2009, we issued TR Winston & Company, LLC, 174,165 common shares as payment in full ($163,500 principal and $10,565 accrued interest) of its 5% convertible debenture dated July 14, 2009.

•
During January and March 2010, we entered into securities purchase agreements with a number of accredited investors.  Pursuant to the terms of the agreements, we sold 553,407 units resulting in gross proceeds of  approximately $880,000.  The price per unit was $1.65.  Each unit consists of: (i) one share of common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.10.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred placement agent fees of  of $70,410 in connection with the transaction. We also issued a total of 42,673 additional common stock purchase warrants as compensation.  The warrants have the same terms as the investor warrants except that 12,160 warrants have an exercise price of $2.20 and 30,513 warrants have an exercise price of $2.94.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of MD&A.

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing 2009 to 2008.

•	Liquidity and Capital Resources — A discussion of our financial condition and potential sources of liquidity.

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

We anticipate that during much of 2010, we will be engaged in conducting the Phase I clinical trial of G-202, and, if appropriate, extension into a Phase II clinical trial of G-202. The purpose of a Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regime for the subsequent clinical studies. We currently plan to conduct the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study at: (i) Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); and (ii) University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator). We are currently negotiating contracts for conduct of the Phase I studies.  The final terms of the contracts have not yet been determined.

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

From inception through December 31, 2009, the vast majority of costs incurred have been devoted to G-202. We estimate that we have incurred costs of approximately $235,000 related to G-114, G-115 and Ac-GKAFRR-L12ADT. All of these costs were incurred prior to December 2007, at which time we began focusing solely on G-202. The balance of our costs, aggregating approximately $5,277,000, was incurred in the development of G-202. For the years ended December 31, 2009 and 2008, approximately $2,087,000 and $2,433,000, respectively, was incurred in the development of G-202.

It is estimated that the development of G-202 will occur as follows:

It is estimated that the ongoing Phase I clinical trial will cost an additional approximately $1,600,000 and will be completed in the second quarter of 2011.

Phase II clinical studies will cost an additional $4,200,000 and will be completed in the fourth quarter of 2012.

We anticipate that we will license G-202 to a third party during Phase I/II.  In the event we are not able to license G-202, we will proceed with Phase III Clinical trials.  We estimate that Phase III Clinical trials will cost approximately $25,000,000 and will be completed in the fourth quarter of 2015. If all goes as planned, we may expect marketing approval in the second half of 2016 with an additional $3,000,000 spent to get the NDA approved. We do not expect material net cash inflows before late 2015.  The Phase III estimated costs are subject to major revision simply because we have not yet entered clinical testing of our drug in patients. The estimates will become more refined as we obtain clinical data.

At this time, we have suspended the development of our other drug candidates, G-114, G-115 and Ac-GKAFRR-L12ADT. As a result we are unable to reasonably estimate the nature, timing and estimated costs and completion dates of those projects at this time.

We currently have budgeted $2,219,000 in cash expenditures for the twelve month period following the date of this report, including (1) $1,013,000 to cover our projected general and administrative expense during this period; and (2) $1,206,000 for research and development activities. Our cash on hand as of December 31, 2009 together with the monies raised in the fisrt quarter of 2010 is sufficient to fund our operations for the next through June, 2011 after which time we will need to undertake additional financings.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2009, as compared to those policies disclosed in the December 31, 2008 financial statements except as disclosed in the notes to financial statements.

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

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 1 of Notes to Financial Statements.

Result of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenue

We did not have revenue during the years ending December 31, 2009 and 2008.  We do not anticipate any revenues for 2010.

Operating Expenses

Operating expense totaled $3,511,981 and $3,287,285 during 2009 and 2008, respectively.  The increase in operating expenses is the result of the following factors.

Change in
2009
Versus 2008
2009	2008	$	%
Operating Expenses
General and administrative expenses	$1,424,847	$854,294	$570,553	66.8%
Research and development	2,087,134	2,432,991	(345,857)	(14.2)%
Total expense	$3,511,981	$3,287,285	$224,696	6.8%

General and Administrative Expenses

G&A expenses totaled $1,424,847 and $854,294 during 2009 and 2008, respectively.   The increase of $570,553 or 66.8% for 2009 compared to 2008 was primarily attributable to increases of approximately $292,000 in compensation and consulting expense (including an increase in stock based compensation of approximately $215,000), $31,000 in travel and entertainment expense, $25,000 in insurance expense and $203,000 in professional fees (including stock based cost of approximately $88,000).

Research and Development Expenses

Research and development expenses totaled $2,087,134 and $2,432,991 during 2009 and 2008, respectively.   The decrease of $345,857
or 14.2% for 2009 compared to 2008 was primarily attributable to an increase of approximately $852,000 in compensation expense (including stock based compensation of approximately $831,000), which was more than offset by a decrease of approximately $1,198,000 in costs associated with manufacture and other expenses related to our lead drug.

Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, clinical trials and compensation and consulting costs.

Under the planning and direction of key personnel, we expect to outsource all of our GLP preclinical development activities (e.g., toxicology) and GMP manufacturing and clinical development activities to CROs and CMOs.  Manufacturing will be outsourced to organizations with approved facilities and manufacturing practices.

Other Expenses

Other expenses totaled $1,620,846 and $38,976 for 2009 and 2008, respectively.

			Change in
			2009
			Versus 2008
	2009	2008	$	%
Other Expenses
Financing Cost	$(478,886)	$(39,789)	$(439,097)	1104%
Change in fair value of derivative liablity	(1,140,094)	-	(1,140,094)	-
Interest income (expense)	(1,886)	813	(2,699)	331%
Total expense	$(1,620,846)	$(38,976)	$(1,581,870)	4058%

Finance Cost

Finance Cost totaled $478,886 and $39,789 during 2009 and 2008, respectively. The increase of $439,097 or 1104% for 2009 compared to 2008 was primarily attributable to a $415,976 charge for the fair value of additional warrants issued when the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered plus a $51,864 charge for the fair value of additional warrants issued as consideration for the extension of the maturity dates of notes payable. The balance of the cost consists of the amortization of debt discount of $11,046 and $9,629 during 2009 and 2008, respectively, and a 2008 charge of $30,160 related to a penalty for the late filing of our registration statement.

Change in fair value of derivative liability

The charge for the change in fair value of derivative liability totaled $1,140,094 for 2009 compared to $0 for 2008. The increase of $1,140,094 for 2009 compared to 2008 was the result of a change to the accounting treatment of our issued and outstanding warrants which contain certain anti-dilution provisions.

At December 31, 2009 we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at December 31, 2009 is $2,290,686. The fair value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 98%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $1,140,094 during  2009 related to the change in fair value during that period.

Interest expense

Interest expense totaled $1,886 for 2009 compared to interest income of $813 for 2008. The increase of $2,699 for 2009 compared to 2008 was attributable to an increase in debt outstanding in 2009, partially offset by interest earned on deposits.

Net Loss

Net losses for 2009 and 2008 were $5,132,827 and $3,326,261, respectively, resulting from the expenses described above.

Liquidity and Capital Resources

Since our inception, we have financed our operations through the private placement of our securities. At December 31, 2009 we had cash on hand of approximately $2,255,000 and raised an additional $860,000 in the first quarter of 2010. Our currently average monthly cash burn rate is approximately $185,000. We anticipate that our available cash will be sufficient to finance most of our current activities for at least the next eighteen months from December 31, 2009, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.

			Change in
			2009
			Versus 2008
	2009	2008	$	%
Cash & Cash Equivalents	$2,255,311	$534,290	$1,721,021	322.1%
Net cash used in operating activities	$(2,010,483)	$(2,649,977)	$639,494	24.1%
Net cash used in investing activities	$(15,833)	$(184,168)	$168,335	91.4%
Net cash provided by financing activities	$3,747,337	$2,778,000	$969,337	34.9%

Net Cash Used in Operating Activities

In our operating activities we used 2,010,483 and $2,649,977 during 2009 and 2008, respectively.  An increase in net loss of approximately $1,806,000 was offset by increases in noncash expenses of approximately $2,835,000. We also had a decrease in accounts payable and accrued expenses of approximately $389,000.

Net Cash Used in Investing Activities

In our investment activities we used $15,833 and $184,168 during 2009 and 2008, respectively.  The decrease in investment activities of $168,335 for 2009 compared to 2008 was attributable to the $184,168 cost associated with acquisition of key intellectual property in 2008, with $15,833 expended on fixed assets in 2009.

Net Cash Provided by Financing Activities

During 2009 and 2008 we raised approximately $3,797,000 and $2,778,000 through the sale of our securities.

Listed below are key financing transactions we have entered into.

•	During November of 2007, we sold an aggregate of 1,300,000 common shares resulting in gross proceeds of $650,000.

•	During March of 2008, we issued 1,000,000 common shares upon the exercise of outstanding warrants which resulted in gross proceeds to us of $500,000.

•	During July and August of 2008, we sold an aggregate of 2,320,000 units resulting in gross proceeds of $2,320,000.

•	In February and April of 2009, we sold 500,000 units resulting in gross proceeds of approximately $750,000.

•	In June and July of 2009, we sold 2,025,344 units resulting in gross proceeds of approximately $3,038,000.

•	In September of 2009, we sold 140,002 units resulting in gross proceeds of approximately $210,000.

•	In January and March of 2010, we sold 553,407 units resulting in gross proceeds of approximately $880,000.

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

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GenSpera Inc.
San Antonio, TX

We have audited the accompanying balance sheets of GenSpera Inc., a development stage company, as of December 31, 2009 and 2008, and the related statements of losses, statement of stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009 and the period November 21, 2003 (date of inception) through December 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenSpera Inc., a development stage company, at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 and the period November 21, 2003 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
New York, New York
March 30, 2010

GENSPERA INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
Assets

Current assets:
Cash	$2,255,311	$534,290

Total current assets	2,255,311	534,290

Fixed assets, net of accumulated depreciation of $708 and $0	15,125	-

Intangible assets, net of accumulated amortization of $26,858 and $11,511	157,310	172,657

Total assets	$2,427,746	$706,947

Liabilities and stockholders' equity (deficit)

Current liabilities:

Accounts payable and accrued expenses	$78,198	$238,817
Accrued interest - stockholder	8,107	5,399
Convertible note payable - stockholder, current portion	35,000	50,000

Total current liabilities	121,305	294,216

Convertible note payable, net of discount of $0 and $11,046	-	152,554
Convertible notes payable - stockholder, long term portion	70,000	105,000
Derivative liabilities	2,290,686	-

Total liabilities	2,481,991	551,770

Commitments and contingencies

Stockholders' equity (deficit):

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized,
15,466,446 and 12,486,718 shares issued and outstanding	1,547	1,249
Additional paid-in capital	10,135,737	4,922,174
Deficit accumulated during the development stage	(10,191,529)	(4,768,246)

Total stockholders' equity (deficit)	(54,245)	155,177

Total liabilities and stockholders' equity (deficit)	$2,427,746	$706,947

See accompanying notes to financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2009

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Years ended December 31,		December 31,
	2009	2008	2009
Operating expenses:
General and administrative expenses	$1,424,847	$854,294	$2,714,389
Research and development	2,087,134	2,432,991	5,511,541

Total operating expenses	3,511,981	3,287,285	8,225,930

Loss from operations	(3,511,981)	(3,287,285)	(8,225,930)

Finance cost	(478,886)	(39,789)	(518,675)
Change in fair value of derivative liability	(1,140,094)	-	(1,430,550)
Interest income (expense), net	(1,866)	813	(16,374)

Loss before provision for income taxes	(5,132,827)	(3,326,261)	(10,191,529)

Provision for income taxes	-	-	-

Net loss	$(5,132,827)	$(3,326,261)	$(10,191,529)

Net loss per common share, basic and diluted	$(0.37)	$(0.30)

Weighted average shares outstanding	14,035,916	11,030,657

See accompanying notes to financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2009

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, November 21, 2003	-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001
per share in November, 2003	6,100,000	610	(510)	-	100

Contributed services	-	-	120,000	-	120,000

Net loss	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	(125,127)	(5,027)

Contributed services	-	-	192,000	-	192,000

Stock based compensation	-	-	24,102	-	24,102

Net loss	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	(378,748)	(42,546)

Contributed services	-	-	48,000	-	48,000

Stock based compensation	-	-	24,100	-	24,100

Net loss	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	(505,716)	(97,414)

Contributed services	-	-	144,000	-	144,000

Stock based compensation	-	-	42,162	-	42,162

Net loss	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	(750,786)	(156,322)

Shares sold for cash at $0.50 per share
in November, 2007	1,300,000	130	649,870	-	650,000

Shares issued for services	735,000	74	367,426	-	367,500

Contributed services	-	-	220,000	-	220,000

Stock based compensation	-	-	24,082	-	24,082

Exercise of options for cash at $0.003 per share
in March and June, 2007	900,000	90	2,610	-	2,700

Net loss	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share
on March 7,2008	1,000,000	100	499,900	-	500,000

Sale of common stock and warrants at $1.00 per
share - July and August 2008	2,320,000	232	2,319,768	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	15,859

Shares issued for services	100,000	10	49,990	-	50,000

Stock based compensation	-	-	313,743	-	313,743

Contributed services	-	-	50,000	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	20,675

Net loss	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	(4,768,246)	155,177

Cumulative effect of change in accounting principle for derivative liability	-	-	(444,161)	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,865	-	51,865

Stock based compensation	-	-	1,530,536	-	1,530,536

Common stock issued for services	86,875	10	104,109	-	104,119

Sale of common stock and warrants at $1.50 per
share - February 2009	466,674	46	667,439	-	667,485

Sale of common stock and warrants at $1.50 per
share - April 2009	33,334	3	49,997	-	50,000

Sale of common stock and warrants at $1.50 per
share - June 2009	1,420,895	142	2,038,726	-	2,038,868

Sale of common stock and warrants at $1.50 per
share - July 2009	604,449	60	838,024	-	838,084

Sale of common stock and warrants at $1.50 per
share - September 2009	140,002	14	202,886	-	202,900

Common stock and warrants issued as payment
of placement fees	53,334	5	(5)	-	-

Common stock and warrants issued upon conversion
of note and accrued interest	174,165	18	174,147	-	174,165

Net loss	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	$1,547	$10,135,737	$(10,191,529)	$(54,245)

See accompanying notes to financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2009

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Years ended December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(5,132,827)	$(3,326,261)	$(10,191,529)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	16,055	11,511	27,566
Stock based compensation	1,634,655	363,743	2,480,344
Warrants issued for financing costs	467,840	-	467,840
Change in fair value of derivative liability	1,140,094	-	1,430,550
Contributed services	-	50,000	774,000
Amortization of debt discount	11,046	9,629	20,675
Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(147,346)	241,401	112,729

Cash used in operating activities	(2,010,483)	(2,649,977)	(4,877,825)

Cash flows from investing activities:
Acquisition of property and equipment	(15,833)	-	(15,833)
Acquisition of intangibles	-	(184,168)	(184,168)

Cash used in investing activities	(15,833)	(184,168)	(200,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	3,797,337	2,778,000	7,228,137
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	(50,000)	-	(50,000)

Cash provided by financing activities	3,747,337	2,778,000	7,333,137

Net increase (decrease) in cash	1,721,021	(56,145)	2,255,311
Cash, beginning of period	534,290	590,435	-
Cash, end of period	$2,255,311	$534,290	$2,255,311

Supplemental cash flow information:
Cash paid for interest	$3,537	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock units issued as payment of placement fees	$80,000	$-
Warrants issued as payment of placement fees	78,503	-
Common stock issued as payment of convertible note	163,600	-
Accrued interest paid with common stock	10,565	15,859
Convertible note issued as payment of placement fees	-	163,600
Fair value of warrants issued with convertible debt recorded
as debt discount	-	20,675

See accompanying notes to financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD FROM NOVEMBER 21, 2003
(INCEPTION) TO DECEMBER 31, 2009

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

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through December 31, 2009, we have accumulated losses of $10,191,529.

Liquidity

Our financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2009, we had working capital of $2,134,006.  Our cash flow used in operations was $2,010,483 and $2,649,977 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, we had cash on hand of approximately $2,255,000 and raised an additional $860,000 in the first quarter of 2010.  Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through 2010.

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

Research and Development

Research and development costs include expenses incurred by the Company for research and development of therapeutic agents for the treatment of cancer and are charged to operations as incurred. Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, clinical trials and compensation and consulting costs.

GenSpera incurred research and development expenses of $2,087,134, $2,432,991 and $5,511,541 for the years ended December 31, 2009 and 2008, and from November 21, 2003 (inception) through December 31, 2009, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits. At December 31, 2009, deposits exceeded current insurance limits by approximately $1,892,000.

Intangible Assets

Intangible assets consist of 7 issued patents and 3 patent applications pending worldwide (see Note 5). These patents and patent applications cover the intellectual property underlying our technology. The assets are recorded at cost. The patents are being amortized on the straight line basis over their estimated useful lives of twelve years.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation.  Depreciation is provided on the straight line basis over the estimated useful lives of the assets of five years

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 7,648,684 common share equivalents at December 31, 2009 and 3,713,598 at December 31, 2008. For the years ended December 31, 2009 and 2008, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities as of December 31, 2009:

	Fair Value at	Fair Value Measurement Using
	December 31, 2009	Level 1	Level 2	Level 3

Convertible notes payable	$105,000	$—	$—	$105,000
Warrant derivative liability	2,290,686	—	—	2,290,686

	$2,395,686	$—	$—	$2,395,686

The following is a description of the valuation methodologies used for these items:

Warrant derivative liability — these instruments consist of certain of our warrants with anti-dilution provisions. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Stock-Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Change in Accounting Principle

In June 2008, the FASB issued new accounting guidance which requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of ASC 815 and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that effective January 1, 2009, warrants issued during 2008 with a fair value of $734,617 on January 1, 2009 were required to be reclassified from equity to a liability. The cumulative effect of the change in accounting principle on January 1, 2009 is an increase in our derivative liability related to the fair value of the warrants of $734,617, a decrease in additional paid-in capital of $444,161, based on the fair value of the warrants at date of issue, and a $290,456 increase to the deficit accumulated during development stage to reflect the change in fair value of the derivative liability from date of issue to January 1, 2009.

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

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009. The adoption of this guidance had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162 ” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company has adopted SFAS No. 168 during the quarter ended September 30, 2009. The adoption of this standard during the third quarter of 2009 had no impact on the Company’s financial position or results of operations.

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

On February 17, 2009, we entered into a modification with Dr. Dionne, our president and chief executive officer, with regard to our 4% Convertible Promissory Note issued to Dionne in the amount of $35,000 (“Note”).  Pursuant to the modification, Dr. Dionne agreed to extend the maturity date of the Note from December 2, 2008 to December 2, 2009. As consideration for the modification, the Company issued Dr. Dionne a common stock purchase warrant entitling him to purchase 11,000 shares of our common stock at a per share purchase price of $1.50.  The warrant has a five year term. The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We have recorded a financing expense of $9,353 during 2009 related to the fair value of the warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 156%; and (4) an expected life of the warrants of 2 years.

On February 17, 2009, we entered into a modification with TR Winston & Company, LLC (“TRW”) with regard to the Company’s 5% Convertible Debenture issued to TRW in the amount of $163,600.  Pursuant to the modification, TRW agreed to extend the maturity date of the debenture from July 14, 2009 to July 14, 2010.  As consideration for the modification, the we issued TRW a common stock purchase warrant entitling TRW to purchase 50,000 shares of our common stock at a per share purchase price of $1.50.  The warrant has a five year term. The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We have recorded a financing expense of $42,512 during 2009 related to the fair value of the warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 156%; and (4) an expected life of the warrants of 2 years.

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

As a result of this offering, the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered.  These anti-dilution provisions resulted in the exercise price of these warrants being reduced from $2.00 from $1.50.  Additionally, we are obligated to issue holders of these warrants an additional 506,754 warrants, and we are obligated to file a registration statement for the common stock underlying such warrants pursuant to the registration rights agreement entered into in connection with the July and August 2008 financing. We have recorded a financing expense of $415,976 during 2009 related to the fair value of the additional warrants, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 149%; and (4) an expected life of the warrants of 2 years. Because these additional warrants are subject to the same anti-dilution provisions as the original 2008 warrants we have recorded the fair value of the warrants as a derivative liability.

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

On July 10, 2009, we issued a common stock purchase warrant to purchase 150,000 common shares as reimbursement of due diligence expenses related to the June transaction. The warrant has a term of five years and entitles the holder to purchase our common shares at a price per share of $3.00.

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

On September 2, 2009, we granted a total of 1,000,000 common stock options to our chief executive officer. The options have an exercise price of $1.65 per share. Of these options, 500,000 options vested upon grant and 500,000 options will vest upon the attainment of various milestones. The options lapse if unexercised on September 2, 2016. The options have an aggregate grant date fair value of $918,413, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 188%; and (4) an expected life of the options of 2 years. During the year ended December 31, 2009 we have recorded an expense of $651,228 related to the fair value of the options that vested or are expected to vest.

On September 2, 2009, we granted a total of 775,000 common stock options to our chief operating officer. The options have an exercise price of $1.50 per share. Of these options, 400,000 options vested upon grant and 375,000 options will vest upon the attainment of various milestones. The options lapse if unexercised on September 2, 2016.  The options have an aggregate grant date fair value of $720,415, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 188%; and (4) an expected life of the options of 2 years. During the year ended December 31, 2009 we have recorded an expense of $517,592 related to the fair value of the options that vested or are expected to vest.

During May 2009, we issued 61,875 shares of common stock, valued at $74,869, for services.

During September 2009, we issued 25,000 shares of common stock, valued at $29,250, for services.

During November 2009, we issued 174,165 shares of common stock as payment of a convertible note in the amount of $163,600, plus accrued interest of $10,565.

During 2009, we have recorded an expense of $92,906 related to the fair value of options granted to members of our Scientific Advisory Board that vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 156%; and (4) an expected life of the options of 2 years.

During 2009, we have recorded an expense of $12,035 related to options granted to directors that vested during that period.

During 2009, we have recorded an expense of $29,032 related to the fair value of these options granted to a former director who is currently a consultant that vested during that period, using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 156%; and (4) an expected life of the options of 2 years.

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

On February 11, 2008, we granted a total of 100,000 common stock options to a consultant for investor relation services. The options have an exercise price of $0.50 per share and expire if unexercised on February 11, 2013. The options vested 20,000 upon grant and 80,000 upon the attainment of certain financial milestones. Any options not vesting by June 30, 2008 terminate on that date. Of the 80,000 options subject to the attainment of financial milestones, 64,000 vested on June 30, 2008 and the balance were terminated. We have recorded an expense of $21,906 during 2008 related to the fair value of the options that vested during that period, using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.7%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 97%; and (4) an expected life of the options of 2 years.

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

NOTE 3 -CONVERTIBLE NOTES PAYABLE

We have executed five convertible notes with our president and chief executive officer pursuant to which we have borrowed an aggregate of $155,000. The notes bear an interest rate of 4.2% and mature at various dates through December 6, 2011. On March 7, 2008, we issued 31,718 shares of common stock as payment of accrued interest in the amount of $15,859. During 2009, we made cash payments aggregating $53,458, retiring two notes with a principal amount of $50,000, plus accrued interest of $3,458. Accrued interest at December 31, 2009 was $8,107. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

As an accommodation to the Company, TR Winston & Company, LLC, our placement agent, agreed to receive a convertible debenture in the principal amount of $163,600 plus warrants to purchase an additional 81,800 common shares in lieu of $163,600 of its cash fee. The convertible debenture accrued interest at 5% per annum and had a maturity date of July 14, 2010 (extended from July 14, 2009). It is convertible into the shares of the Company’s common stock, at the sole discretion of the holder, at $1.00 per share subject to certain anti-dilution adjustments. During November 2009, we issued 174,165 shares of common stock as payment of the convertible note, plus accrued interest of $10,565.

In accordance with ASC 740 “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $20,675 using the Black Scholes option pricing model. This amount has been recorded as a debt discount and has been amortized over the term of the debenture. We determined that there was no beneficial conversion feature attributable to the convertible debenture since the effective conversion price was greater than the value of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 2.9%, and (4) expected life of 2 year.

Principal amounts of the notes mature as follows:

Years ended December 31,
2010	35,000
2011	70,000
$105,000

NOTE 4 – DERIVATIVE LIABILITY

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

At December 31, 2009, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at December 31, 2009 is $2,290,686. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 98%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $1,140,094 during the year ended December 31, 2009 related to the change in fair value during that period.

NOTE 5 – INTELLECTUAL PROPERTY

We have acquired know-how, pre-clinical data, development data and related patent portfolios for a series of technologies that relate to targeted, potentially curative treatments for a variety of human cancers. We currently own 7 issued patents and 3 patent applications. The previous owner of the intellectual property, John Hopkins University, agreed to assign the patents underlying the technology to our co-founders (the “Assignee Co-Founders”) in return for their assumption of future patent fees and costs, and patent attorney fees and costs, associated with all of the assigned technology. In exchange for us continuing to pay for these future costs, the Assignee Co-Founders entered into world-wide, exclusive option agreements with us. In April 2008, upon the reimbursement of approximately $122,778 in previously-paid patent costs, fees and expenses to John Hopkins University, the Assignee Co-Founders assigned to GenSpera all right, title, and interest in and to the intellectual property, and GenSpera subsequently recorded  these assignments in the United States Patent & Trademark Office. By virtue of the April 2008 assignments, GenSpera has no further financial obligations to the Assignee Co-Founders or to John Hopkins University with regard to the assigned intellectual property. These reimbursement costs were required to be paid by the Assignee Co-Founders to Johns Hopkins University. As part of our agreements with the Assignee Co-Founders, we have provided these reimbursement costs directly to the Assignee Co-Founders specifically for reimbursement to Johns Hopkins University. Because these payments have been made by us to the Assignee Co-Founders, this may trigger a taxable event such that the Assignee Co-Founders may be required to pay Federal and state taxes (if any) based upon our payment of the reimbursement costs to the Assignee Co-Founders. Therefore, as part of our agreements with the Assignee Co-Founders, we have further provided additional funds to cover applicable Federal and state taxes (if any) associated with the reimbursement payments. Under our agreement with the Assignee Co-Founders, we will not be required to make any other future payments, including fees, milestone or royalty fees, to either Johns Hopkins University or the Assignee Co-Founders.

On March 10, 2008, we paid an aggregate of $184,167 to acquire the issued patents and patent applications described above. Amortization expense recorded during the years ended December 31, 2009 and 2008 was $15,347 and $11,511, respectively.

Amortization expense for each on the next five fiscal years is estimated to be $15,348 per year.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2009	December 31, 2008
Office equipment	$15,833	$-
Accumulated depreciation	(708)	-
Carrying value	$15,125	$-

Depreciation expense was $708 for the year ended December 31, 2009.

NOTE 7- STOCK OPTIONS AND WARRANTS

GenSpera 2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan (“2009 Plan”) is administered by our Board or any of its committee. The purpose of our 2009 Plan is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability.  The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2009 Plan authorizes the issuance of up to 1,775,000 shares of our common stock for the foregoing awards.

GenSpera 2007 Equity Compensation Plan

Our 2007 Plan is administered by a committee of non-employee directors who are appointed by our board of directors (“Committee”). The purpose of our 2007 Plan is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability.

Under our 2007 Plan, we may grant stock options and restricted stock to employees, directors and consultants. Our 2007 Plan authorizes the issuance of up to 1,500,000 shares of our common stock per year for the foregoing awards. The exercise price of Nonqualified Stock Options shall not be less than 85% of the fair market value per share on the date of grant. The exercise price per share for Incentive Stock Option grants must be no less than 100% of the fair market value per share on the date of grant. The exercise price per share for an incentive stock option grant to an employee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of GenSpera or any parent or subsidiary, must be no less than 110% of the fair market value per share on the date of grant.

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

Transactions involving our stock options are summarized as follows:

	2009		2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	659,000	$0.51	—	$—
Granted during the period	1,900,000	1.58	675,000	0.51
Exercised during the period	—	—	—	—
Terminated during the period	—	—	(16,000)	0.50
Outstanding at end of the period	2,559,000	$1.30	659,000	$0.51
Exercisable at end of the period	1,604,000	$1.19	424,000	$0.52

At December 31, 2009 employee options outstanding totaled 1,990,000 with a weighted average exercise price of $1.47. These options had an intrinsic value of $953,000 and a weighted average remaining contractual term of 6.9 years. Of these options, 1,115,000 are exercisable at December 31, 2009, with an intrinsic value of $634,250 and a remaining weighted average contractual term of 6.9 years. Compensation cost related to the unvested employee options not yet recognized is $470,008 at December 31, 2009. We have estimated that $431,744 and $38,264 will be recognized during 2010 and 2011, respectively.

The weighted average remaining life of the options is 6.9 years.

Transactions involving our stock warrants are summarized as follows:

	2009		2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	2,570,200	$1.61	—	$—
Granted during the period	2,293,270	2.55	3,570,200	1.30
Exercised during the period	—	—	(1,000,000)	0.50
Terminated during the period	—	—	—	—
Outstanding at end of the period	4,863,470	$1.90	2,570,200	$1.61
Exercisable at end of the period	4,863,470	$1.90	2,570,200	$1.61

The weighted average remaining life of the warrants is 3.4 years.

The number and weighted average exercise prices of our options and warrants outstanding as of December 31, 2009 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.50 - $1.00	1,659,000	3.7	$0.81
$1.50 - $2.00	4,157,954	5.0	$1.54
$3.00	1,605,516	4.5	$3.00

NOTE 8 - INCOME TAXES

We utilize ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Net operating losses for tax purposes of approximately $5,087,000 at December 31, 2009 are available for carryover. The net operating losses will expire from 2013 through 2029. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $706,000 and $1,089,000 during the years ended December 31, 2009 and 2008, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2009 and 2008 follows.

Significant components of deferred tax assets and liabilities are as follows:

	2009	2008

Deferred tax assets:
Net operating loss carryforward	1,730,000	1,078,000
Tax credits	159,000	105,000
Valuation allowance	(1,889,000)	(1,183,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-0%	-0%
Non-deductible items	21%	4%
Tax credits	1%	3%
Valuation allowance	12%	27%

Effective income tax rate	0%	0%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

(a)	Operating Leases

The Company lease executive offices under an operating lease with lease term which expires on September 15, 2012.  The following is a schedule of the future minimum lease payments required under the operating lease that has an initial non-cancelable lease term in excess of one year:

Fiscal year ending December 31,	Mini mum Lease Comm itments
2010	$17,488
2011	18,764
2012	13,080
$49,332

Rent expense for office space amounted to $28,045 and $30,751 for the years ended December 31, 2009 and 2008, respectively.

(b)	Employment Agreements

On September 2, 2009, we entered into two employment agreements with the Chief Executive Officer and Chief Operating Officer.  The employment agreements contain severance provision and indemnification clauses.  The indemnification agreement provides for the indemnification and defense of the executive officers, in the event of litigation, to the fullest extent permitted by law.  We also adopted the form of indemnification agreement for use with all other executive officers, employees and directors.

As part of the agreements, the executives shall be entitled to the following:

	Chief Executive Officer	Chief Operating Officer
Terminated without cause	$720,000	$300,000
Terminated, change of control without good reason	1,440,000	-
Disability	240,000	200,000

NOTE 10 – SUBSEQUENT EVENTS

During January and March 2010, we entered into securities purchase agreements with a number of accredited investors.  Pursuant to the terms of the agreements, we sold 553,407 units resulting in gross proceeds of approximately $880,000.  The price per unit was $1.65.  Each unit consists of: (i) one share of common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.10.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred placement agent fees of $70,410 in connection with the transaction. We also issued a total of 42,673 additional common stock purchase warrants as compensation.  The warrants have the same terms as the investor warrants except that 12,160 warrants have an exercise price of $2.20 and 30,513 warrants have an exercise price of $2.94.

During 2010 we received $50,000 upon the exercise of 33,334 warrants.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management Report on Internal Control Over Financial Reporting

The management of GenSpera, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal accounting officers to provide reasonable assurance to the Company’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting were ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, due to the Company’s limited resources and limited number of employees.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

ITEM 9B	OTHER INFORMATION

During January and March 2010, we completed a private placement of our securities resulting in gross proceeds of approximately $880,000.  For a further description of the transaction, please refer to the section of this Annual Report entitled “Recent Sales of Unregistered Securities” contained in Item 5.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth our current directors and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders and until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer, President and Director of GenSpera	52	11/03

John M. Farah, Jr., PhD	Vice President Intercontinental Operations at Cephalon (NASDAQ: CEPH)	57	02/08

Scott Ogilvie	President and CEO of Gulf Enterprises International, Ltd.	56	02/08

Craig A. Dionne, PhD, age 52, has over 21 years experience in the pharmaceutical industry, including direct experience of identifying promising oncology treatments and bringing them through the clinic. For example, he served for five years as VP Discovery Research at Cephalon, Inc. where he was responsible for its oncology and neurobiology drug discovery and development programs. Dr. Dionne has also recently served as EVP at the Prostate Cancer Research Foundation. In addition to extensive executive experience, Dr. Dionne’s productive scientific career has led to 6 issued patents and co-authorship of many scientific papers. In evaluating Mr. Dionne’s specific experience, qualifications, attributes and skills in connection with his appointment to our board,  we took into account his 27 year career in pharmaceutical drug discovery and development, prior work for our company in additional to being one of our founders, familiarity with our technologies, and academic background.

John M. Farah, Jr., Ph.D., age 57, is VP Intercontinental Operations at Cephalon (Nasdaq:CEPH), which he joined in 1992 after six years as a discovery research scientist at G.D. Searle and Co. He is responsible for ensuring corporate support and managing sales performance of international partners in the Americas and Asia Pacific with specific growth initiatives for Cephalon in China and Japan. His prior roles included the responsibility for promoting and negotiating R&D and commercial alliances with multinational and regional pharmaceutical firms, and responsibilities in scientific affairs, product licensing and academic collaborations. He currently serves on the board of directors of Aeolus Pharmaceuticals (AOLS.OB).  In evaluating Dr. Farah’s specific experience, qualifications, attributes and skills in connection with his appointment to our board,  we took into account his prior work in both public and private organizations regarding the development, protection and licensing of intellectual property as well as product and product candidates and his past experience and relationships in the biopharma and biotech field.

Scott Ogilvie, age 55, isPresident of AFIN International, Inc. a private equity/business advisory firm, which he founded in 2006.  Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, ("Gulf") a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August of 2006.  Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he has held from 2001 to 2007.  He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc.  (NYSE AMEX:CUR), Innovative Card Technologies, Inc. (OTCBB:INVC) and Preferred Voice Inc, (OTCBB:PRFV). In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer and President	52	11/03

Russell Richerson, PhD	Chief Operating Officer and Secretary	57	07/08

Craig A. Dionne, PhD. – See Bio in Directors Section

Russell Richerson, PhD, age 57, has over 25 years experience in the Biotechnology/Diagnostics industry, including 11 years at Abbott Laboratories in numerous management roles. Most recently, he has served as Vice President of Diagnostic Research and Development at Prometheus Laboratories (2001-2004) and then as Chief Operating Officer of the Molecular Profiling Institute (2005-2008).

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

Board of Directors Structure and Committee Composition

In 2009, our board of directors consisted of three directors. Our Chief Executive Officer also serves as our Chairman of the Board.  On January 6, 2010, our board of directors established the following three standing committees: (1) an Audit Committee, (2) a Nominating and Corporate Governance Committee, and (3) a Leadership Development and Compensation Committee.  Each of the committees operates under a written charter adopted by the board of directors. All of the committee charters are available on our web site at www.genspera.com.

For purposes of determining independence, the Company has adopted the definition of independence within the meaning of the rules of the SEC and the Marketplace Rules of NASDAQ. Pursuant to the definition, the Company has determined that Messrs. Ogilvie and Farah qualify as independent.

During 2009, the board of directors held two formal meetings and acted by written consent on nine occasions.  Each director attended at all board of directors and applicable committee meetings.  The committee membership and the function of each of the committees are described below.

Director	Audit Committee	Nominating and Corporate Governance Committee	Leadership Development and Compensation Committee
Scott V. Ogilvie	Chair	Member	Member
John M. Farah, Jr., Ph.D	Member	Chair	Chair

Audit Committee

The main function of our Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. This committee’s responsibilities include:

•	Selecting and hiring our independent auditors.

•	Evaluating the qualifications, independence and performance of our independent auditors.

•	Approving the audit and non-audit services to be performed by our independent auditors.

•	Reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies.

•	Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters.

•	Reviewing with management any earnings announcements and other public announcements regarding our results of operations.

•	Reviewing regulatory filings with management and our auditors.

•	Preparing any report the SEC requires for inclusion in our annual proxy statement.

Our Audit Committee is currently comprised of Scott V. Ogilvie and John M. Farah, Jr. each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the SEC and the Marketplace Rules of NASDAQ.  The board of directors has determined that Scott V. Ogilvie is an audit committee financial expert as defined under the rules of the SEC.  The Audit Committee charter was adopted on January 6, 2010.  A copy of the charter is available on our website at www.genspera.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee’s purpose is to assist our board of directors in identifying individuals qualified to become members of our board of directors consistent with criteria set by our board of directors and to develop our corporate governance principles. This committee’s responsibilities include:

•
Evaluating the composition, size, organization and governance of our board of directors and its committees, determining future requirements, and making recommendations regarding future planning, the appointment of directors to our committees and selection of chairs of these committees.

•	Reviewing and recommending to our board of directors director independence determinations made with respect to continuing and prospective directors.

•	Establishing a policy for considering stockholder nominees for election to our board of directors.

•	Recommending ways to enhance communications and relations with our stockholders.

•	Evaluating and recommending candidates for election to our board of directors.

•	Overseeing our board of directors’ performance and self-evaluation process and developing continuing education programs for our directors.

•
Evaluating and recommending to the board of directors termination of service of individual members of the board of directors as appropriate, in accordance with governance principles, for cause or for other proper reasons.

•	Making regular written reports to the board of directors.

•	Reviewing and reexamining the committee’s charter and making recommendations to the board of directors regarding any proposed changes.

•	Reviewing annually the committee’s own performance against responsibilities outlined in its charter and as otherwise established by the board of directors.

We do not have a formal policy with regard to the consideration of diversity in identifying Director nominees, but the Nominating and Corporate Governance Committee strives to nominate Directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee our businesses.

Our Nominating and Corporate Governance Committee is currently comprised of Scott V. Ogilvie and John M. Farah, Jr. each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Nominating and Corporate Governance Committee is independent as defined in the Marketplace Rules of NASDAQ.  The charter of the Nominating and Corporate Governance Committee is available on our website at www.genspera.com.

Leadership Development and Compensation Committee

The purpose of our Leadership Development and Compensation Committee is to oversee our compensation programs. The committee may form and delegate authority to subcommittees or, with respect to compensation for employees and consultants who are not executive officers for purposes of Section 16 of the Exchange Act, to our officers, in either instance as the committee determines appropriate. The committee’s responsibilities include:

•	Reviewing and approving our general compensation strategy.

•	Establishing annual and long-term performance goals for our CEO and other executive officers.

•	Conducting and reviewing with the board of directors an annual evaluation of the performance of the CEO and other executive officers.

•	Evaluating the competitiveness of the compensation of the CEO and the other executive officers.

•	Reviewing and making recommendations to the board of directors regarding the salary, bonuses, equity awards, perquisites and other compensation and benefit plans for the CEO.

•	Reviewing and approving all salaries, bonuses, equity awards, perquisites and other compensation and benefit plans for our other executive officers.

•
Reviewing and approving the terms of any offer letters, employment agreements, termination agreements or arrangements, change-in-control agreements, indemnification agreements and other material agreements between the company and our executive officers.

•	Acting as the administering committee for our stock and bonus plans and for any equity or cash compensation arrangements that we may adopted from time to time.

•
Providing oversight for our overall compensation plans and benefit programs, monitoring trends in executive and overall compensation and making recommendations to the board of directors with respect to improvements to such plans and programs or the adoption of new plans and programs.

•	Reviewing and approving compensation programs as well as salaries, fees, bonuses and equity awards for non-employee members of the board of directors.

•	Reviewing plans for the development, retention and succession of our executive officers.

•	Reviewing executive education and development programs.

•	Monitoring total equity usage for compensation and establishing appropriate equity dilution levels.

•	Reporting regularly to the board of directors on the committee’s activities.

•
Reviewing and discussing with management the any required annual compensation discussion and analysis disclosure, if any, regarding named executive officer compensation and, based on this review and discussions, making a recommendation to include in our annual public filings.

•	Preparing and approving any required committee report to be included in our annual public filings.

•	Performing a review, at least annually, of the performance of the committee and its members and reporting to the board of directors on the results of this review.

•
Investigating any matter brought to its attention, with full access to all our books, records, facilities and employees and obtaining advice, reports or opinions from internal or external counsel and expert advisors in order to help it perform its responsibilities.

Our Leadership Development and Compensation Committee is currently comprised of Scott V. Ogilvie and John M. Farah, Jr. each of whom is a non-employee member of our board of directors.  Each member of our Leadership Development and Compensation Committee is an “outside” director as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a “non-employee” director within the meaning of Rule 16b-3 of the Exchange Act. Our board of directors has determined that each of the directors serving on our Leadership Development and Compensation Committee is independent as defined in the Marketplace Rules of NASDAQ.

Consideration of Director Nominees

Stockholder Recommendations and Nominees

The policy of our Nominating and Corporate Governance Committee is to consider properly submitted recommendations for candidates to the board of directors from stockholders. In evaluating such recommendations, the Nominating and Corporate Governance Committee seeks to achieve a balance of experience, knowledge, integrity and capability on the board of directors and to address the membership criteria set forth under “Director Qualifications” below. Any stockholder recommendations for consideration by the Nominating and Corporate Governance Committee should include the candidate’s name, biographical information, information regarding any relationships between the candidate our company within the last three years, at least three personal references, a statement of recommendation of the candidate from the stockholder, a description of our securities beneficially owned by the stockholder, a description of all arrangements between the candidate and the recommending stockholder and any other person pursuant to which the candidate is being recommended, a written indication of the candidate’s willingness to serve on the board and a written indication to provide such other information as the Nominating and Corporate Governance Committee may reasonably request. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or otherwise. Stockholder recommendations to the board of directors should be sent to:

GENSPERA
2511 N Loop 1604 W, Suite 204
San Antonio, TX 78258
Attn: Corporate Secretary
Tel: 210-479-8112

In addition, our bylaws permit stockholders to nominate directors for consideration at an annual meeting. To be properly brought before an annual meeting of stockholders, or any special meeting of stockholders called for the purpose of electing directors, nominations for the election of director must be (a) specified in the notice of meeting (or any supplement thereto), (b) made by or at the direction of the Board (or any duly authorized committee thereof) or (c) made by any stockholder of the corporation (i) who is a stockholder of record on the date of the giving of the notice and on the record date for the determination of stockholders entitled to vote at such meeting and (ii) who complies with the notice procedures set forth in our bylaws.

In addition to any other applicable requirements, for a nomination to be made by a stockholder, such stockholder must have given timely notice thereof in proper written form to our secretary. To be timely, a stockholder’s notice to the secretary must be delivered to or mailed and received at our principal executive offices, in the case of an annual meeting, in accordance with the provisions set forth in our Bylaws, and, in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth (10th) day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs.

To be in proper written form, a stockholder’s notice to the secretary must set forth:

(a)
as to each person whom the stockholder proposes to nominate for election as a director (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of capital stock of the corporation which are owned beneficially or of record by the person, (iv) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, and (v) any other information relating to such person that is required to be disclosed in solicitations of proxies for elections of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including without limitation such person’s written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected); and

(b)	as to such stockholder giving notice, the information required to be provided pursuant to our Bylaws.

Director Qualifications

Our Nominating and Corporate Governance Committee will evaluate and recommend candidates for membership on the board of directors consistent with criteria established by the committee. The Nominating and Corporate Governance Committee has not formally established any specific, minimum qualifications that must be met by each candidate for the board of directors or specific qualities or skills that are necessary for one or more of the members of the board of directors to possess. However, the Nominating and Corporate Governance Committee, when considering a potential non-incumbent candidate, will factor into its determination the following qualities of a candidate: professional experience, educational background, including whether the person is a current or former CEO or CFO of a public company or the head of a division of a large international organization, knowledge of our business, integrity, professional reputation, independence, wisdom and ability to represent the best interests of our stockholders.

Identification and Evaluation of Nominees for Directors

Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating nominees for director. Our Nominating and Corporate Governance Committee regularly assesses the appropriate size and composition of the board of directors, the needs of the board of directors and the respective committees of the board of directors and the qualifications of candidates in light of these needs. Candidates may come to the attention of the Nominating and Corporate Governance Committee through stockholders, management, current members of the board of directors or search firms. The evaluation of these candidates may be based solely upon information provided to the committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the committee deems appropriate, including the use of third parties to review candidates.

Board Leadership Structure

The Board does not have a policy on whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for our company and business at that time.   The Board believes that its current leadership structure, with Mr. Dionne serving as both chief executive officer and board chairman, is appropriate given Mr. Dionne’s past experience serving in these roles, the efficiencies of having the chief executive officer also serve in the role of chairman, the fact that Mr. Dionne was one of our initial founders and our limited number of employees.  Our board is however comprised of a majority of independent members, all of who serve on our standing committees.

Our risk management program is overseen by our Chief Executive Officer. Material risks are identified and prioritized by management, and each prioritized risk is referred to a Board Committee or the full Board for oversight. For example, strategic risks are referred to the full Board while financial risks are referred to the audit Committee. The Board regularly reviews information regarding our liquidity and operations, as well as the risks associated with each.  Also, the Compensation Committee periodically reviews the most important risks to our business to ensure that compensation programs do not encourage excessive risk-taking and promote our goals and objectives.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our most recently completed fiscal year concerning the compensation of Craig Dionne our Chief Executive Officer (“CEO”) and all other executive officers of GenSpera, Inc. who earned over $100,000 in salary and bonus during the last most recently completed fiscal years ended December 31, 2009 and 2008 (together the “Named Executive Officers”).

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Award ($)		Nonequity Incentive Plan compensation ($)	Non-qualified deferred compensation earning ($)	All other Compensation ($) (4)	Total ($)

Craig Dionne, PhD Chief Executive Officer/Chief Financial Officer	2009	240,000				918,413	(2)			23,369	1,181,782
	2008	240,000									20,000
Russell Richerson, PhD Chief Operating Officer Secretary	2009	200,000				720,415	(3)			10,796	931,211
	2008	100,000	(1)								100,000

(1)	During 2008, Dr. Richerson forwent second quarter compensation in the amount of $50,000. Dr. Richerson began receiving a salary in July of 2008.

(2)
Mr. Dionne was awarded an option grant on September 2, 2009 in the amount of 1,000,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $1.65 per share; (ii) fair value of a share of common stock of $1.17; (iii) volatility of 188%; (iv) dividend rate of 0%; (v) risk free interest rate of 1%; and (vi) estimated life of 2 years. 500,000 options vested upon grant and 500,000 options will vest upon the attainment of certain milestones. The option lapse if unexercised on September 2, 2016.

(3)
Mr. Richerson was awarded an option grant on September 2, 2009 in the amount of 775,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $1.50 per share; (ii) fair value of a share of common stock of $1.17; (iii) volatility of 188%; (iv) dividend rate of 0%; (v) risk free interest rate of 1%; and (vi) estimated life of 2 years. 400,000 options vested upon grant and 375,000 options will vest upon the attainment of certain milestones. The option lapse if unexercised on September 2, 2016.

(4)	Represents payments for medical insurance.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan award: Number of un- earned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Craig Dionne, PhD Chief Executive Officer/Chief Financial Officer	500,000		500,000	$1.65	09/02/16
Russell Richerson, PhD Chief Operating Officer, Secretary	400,000		375,000	$1.50	09/02/16

Employment Agreements and Change in Control

On September 2, 2009, we entered into written employment agreements with Messrs. Dionne and Richerson.

Craig Dionne

In connection with Mr. Dionne’s employment, we entered into: (i) an employment agreement; (ii) a severance agreement; (iii) a proprietary information, inventions and competition agreement; and (iv) an indemnification agreement.

Employment Agreement

Pursuant to the terms of the employment agreement, the Company shall employ Craig Dionne our Chief Executive Officer for a term of 5 years.  As compensation for his services, Mr. Dionne shall receive a base salary of $240,000 per year.  In addition, Mr. Dionne is eligible to receive annual and discretionary bonuses as determined by the Board.  Mr. Dionne is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated.  As part of the agreement, Mr. Dionne was also granted options to purchase 1,000,000 shares of Common Stock with an exercise price of $1.65 per share and a term of seven years.  The options were issued pursuant to our 2009 Plan and vest, if at all, upon the achievement of the following milestones:

•	Options to purchase an aggregate of 500,000 shares were vested immediately. The options represent compensation for prior services and an inducement grant.

•
150,000 options vest upon: (i) the Company’s Common Stock becoming listed on a national exchange or on the Over-the-Counter Bulletin Board; and (ii) the enrollment of the first patient in a Phase 1 clinical trial for G-202 (This milestone was achieved on January 19, 2010.)

•
200,000 options vest upon: (i) enrollment of first patient in a second Phase 1 clinical trial; (ii) enrollment of first patient in a Phase II clinical trial or an expanded cohort in a Phase 1B clinical trial;  or (iii) enrollment of tenth patient in a Phase II clinical trial or in an expanded cohort in a phase 1B clinical trial.

•
150,000 options vest upon an additional: (i) enrollment of first patient in a second Phase 1 clinical trial; (ii) enrollment of first patient in a Phase II clinical trial or an expanded cohort in a Phase 1B clinical trial;  or (iii) enrollment of tenth patient in a Phase II clinical trial or in an expanded cohort in a phase 1B clinical trial. (for purposes of clarity, these milestones are in addition to those required for the vesting of options to purchase 200,000 shares of Common Stock as contained in the paragraph immediately above)

Severance Agreement

The severance agreement provides for certain payments, as described below, in the event Mr. Dionne’s employment is terminated in connection with a change in control.

Proprietary Information, Inventions and Competition Agreement

The proprietary information, inventions and competition agreement requires Mr. Dionne to maintain the confidentiality of the Company’s intellectual property as well as the assignment of any inventions made by Mr. Dionne during his employment.  The agreement also limits Mr. Dionne’s ability to compete within certain fields of interest, as defined in the agreement, for a period of 18 months following the end of his employment.

Indemnification Agreement

The indemnification agreement provides for the indemnification and defense of Mr. Dionne, in the event of litigation, to the fullest extent permitted by law.  The Company has also adopted the form of indemnification agreement for use with its other executive officers, employees and directors.

Potential Payments Upon Termination or Change-in-Control

As part of the agreements, Mr. Dionne shall be entitled to

Officer	Salary		Bonus		Health		Accelerated Vesting of Options		Total

Craig Dionne
Terminated without cause (1)	$720,000	(2)	$0	(3)	$54,000	(4)	$1,150,000	(5)	$774,000
Terminated, change of control (6)	$1,440,000		$0	(3)	$54,000	(4)	$1,150,000	(5)	$1,494,000
Disability	$240,000		—		—		—		$240,000
Other	—		—		—		—		—

(1)	Also includes termination by Mr. Dionne with Good Reason
(2)	Represents 36 months of Mr. Dionne’s base salary.
(3)	There has been no bonus established for the current year.
(4)	Represents 36 months of Mr. Dionne’s monthly health care reimbursement of $1,500.
(5)	There does not presently exist a market for the Company’s securities. In the event of termination, Mr. Dionne’s 1,000,000 common stock options would vest and would remain exercisable for their term.
(6)	Assumes termination without cause or good reason.

The foregoing summary of Mr. Dionne’s:  (i) employment agreement; (ii) severance agreement; (iii) proprietary information, inventions and competition agreement; and (iv) indemnification agreement  are qualified in their entirety by reference to the full text of the agreements which are attached hereto as exhibits and incorporated hereby by reference.

Russell Richerson

In connection with Mr. Richerson’s employment, we entered into: (i) an employment agreement; (ii) a proprietary information, inventions and competition agreement; and (iii) an indemnification agreement.

Employment Agreement

Pursuant to the terms of the employment agreement, the Company shall employ Russell Richerson as our Chief Operating  Officer for a term of 3 years.  As compensation for his services, Mr. Richerson shall receive a base salary of $200,000 per year.  In addition, Mr. Richerson is eligible to receive annual and discretionary bonuses as determined by the Board.  Mr. Richerson is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated and as described below.  As part of the agreement, Mr. Richerson was also granted options to purchase 775,000 shares of Common Stock with an exercise price of $1.50 per share and have a term of 7 years.  The options were issued pursuant to the 2009 Plan and vest upon the achievement of the following milestones:

•	Options to purchase an aggregate of 350,000 shares were vested immediately. The options represent compensation for prior services and an inducement grant.

•
112,500 options vest upon: (i) development of a plan acceptable to the Company’s CEO for the synthesis and/or purification of G-202 bulk from first synthesis to enough G-202 API to complete Phase I and Phase II clinical trials for G-202; (ii) develop and implement plan to define site and studies for G-202 propagation and determination of Thapsigargin distribution in plan parts;  (iii) the Company’s Common Stock becoming listed on a national exchange or on the Over-the-Counter Bulletin Board; and (iv) the enrollment of the first patient in a Phase 1 clinical trial for G-202.

(This milestone was achieved on January 19, 2010.)

•
150,000 options vest upon: (i) enrollment of first patient in a second Phase 1 clinical trial; (ii) enrollment of first patient in a Phase II clinical trial or an expanded cohort in a Phase 1B clinical trial;  or (iii) enrollment of tenth patient in a Phase II clinical trial or in an expanded cohort in a phase 1B clinical trial.

•
112,500 options vest upon an additional: (i) enrollment of first patient in a second Phase 1 clinical trial; (ii) enrollment of first patient in a Phase II clinical trial or an expanded cohort in a Phase 1B clinical trial;  or (iii) enrollment of tenth patient in a Phase II clinical trial or in an expanded cohort in a phase 1B clinical trial. (for purposes of clarity, these milestones are in additional to those required for the vesting of options to purchase 150,000 shares of Common Stock as contained in the paragraph immediately above)

Proprietary Information, Inventions and Competition Agreement

The proprietary information, inventions and competition agreement requires Mr. Richerson to maintain the confidentiality of the Company’s intellectual property as well as the assignment of any inventions made by Mr. Richerson during his employment.  The agreement also limits Mr. Richerson’s ability to compete within certain fields of interest, as defined in the agreement, for a period of 18 months following end of his employment.

Indemnification Agreement

The indemnification agreement provides for the indemnification and defense of Mr. Richerson, in the event of litigation, to the fullest extent permitted by law.

Potential Payments Upon Termination or Change-in-Control

As part of the agreements, Mr. Richerson shall be entitled to

Officer	Salary		Bonus		Health		Accelerated Vesting of Options		Total

Russell Richerson
Terminated without cause (1)	$300,000	(2)	$0	(3)	$27,000	(4)	$1,007,500	(5)	$327,000
Terminated, change of control	—		—		—		1,007,500	(5)	—
Disability	$200,000		—		—		—		$200,000
Other	—		—		—		—		—

(1)	Also includes termination by Mr. Richerson with Good Reason
(2)	Represents 18 months of Mr. Richerson’s base salary.
(3)	There has been no bonus established for the current year.
(4)	Represents 18 months of Mr. Richerson’s monthly health care reimbursement of $1,500.
(5)	There does not presently exist a market for the Company’s securities. In the event of termination, Mr. Richerson’s 775,000 common stock options would vest and would remain exercisable for their term.

The foregoing summary of Mr. Richerson’s: (i) employment agreement; (ii) proprietary information, inventions and competition agreement; and (iii) indemnification agreement are qualified in their entirety by reference to the full text of the agreements which are attached hereto as Exhibits and which are incorporated herein in their entirety by reference.

Director Compensation

 On January 29, 2010, we amended our non-executive board compensation policy.  Our prior policy provided for a director grant upon joining but no additional annual grants or compensation.  Pursuant to the terms of the new policy, non-employee directors will be entitled to the following compensation for service on our Board:

Inducement/First Year Grant.  Upon joining the Board, individual will receive options to purchase 50,000 shares of our common stock.  The options vest as follows:  (i) 25,000 immediately upon appointment to the Board; and (ii) 25,000 vesting quarterly over the following 12 months.

Annual Grant.  Subject to shareholder rights to elect any individual director, starting on the first year anniversary of service, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 25,000 shares of common stock.  The annual grants vest quarterly during the grant year.

Committee and Committee Chairperson Grant.  Each director will receive options to purchase an additional 4,000 shares of common stock for each committee on which he or she serves. Chairpersons of each committee will receive options to purchase an additional 1,000 share common stock.  The committee grants vest quarterly during the grant year.

Special Committee Grants.   From time to time, individual directors may be requested by the Board to provide extraordinary services.  These services may include such items as the negotiation of key contracts, assistance with scientific issues, or such other items as the Board deems necessary and in the best interest of the Company and our shareholders.  In such instances, the Board shall have the flexibility to issue special committee grants.   The amount of such grants and terms will vary commensurate with the function and tasks of the special committee.

Exercise Price and Term.  All options issued pursuant to the non-executive board compensation policy will have an exercise price equal to the fair market value of the Company’s common stock at close of market on the grant date.  The term of the options shall be for a period of 5 years from the grant date.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 22, 2010, information regarding beneficial ownership of our capital stock by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named executive officers
Craig Dionne, PhD	2,438,662	889,172	3,327,834	19.7%
Russell B. Richerson, PhD	925,000	512,500	1,437,500	8.7%
John M. Farah, PhD	-	100,000	100,000	0.6%
Scott Ogilvie	-	115,000	115,000	0.7%
All directors and executive officers as a group (4 persons)	3,363,662	1,616,672	4,980,334	28.2%
Beneficial Owners of 5% or more
John T. Isaacs, PhD(4)	1,271,528	45,000	1,316,528	8.2%
Samuel R. Denmeade, M.D (5)	1,271,528	45,000	1,316,528	8.2%

*	Less than one percent.

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is GenSpera, Inc., 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258 San Antonio, TX 78258

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 16,033,187 shares of common stock issued and outstanding as of March 22, 2010.

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

•
On September 2, 2009, we issued Messrs Dionne and Richerson common stock purchase options to purchase an aggregate of 1,775,000 common shares.  For a further description of the grant, refer to the section of this registration statement entitled “Employment Agreements and Change of Control.”

•	On September 2, 2009, we entered into indemnification agreements with our Executive Officers.

•
On September 28, 2009, we paid off the promissory note payable to Craig Dionne, our Chief Executive Officer, that was originally entered into on September 29, 2004.  The balance of the note, including principal and interest was $15,996.

•
On December 2, 2009, we paid off the promissory note payable to Craig Dionne, our Chief Executive Officer, that was originally entered into on December 2, 2003.  The balance of the note, including principal and interest was $37,462.

•
As of December 31, 2009, we have 3 promissory notes payable to Mr. Dionne, or Chief Executive Officer.  Each note accrues interest at 4.2% per annum.  The loans were originally made in order to provide us with working capital.  The aggregate balance of the notes are $105,000 in principal and $8,107 in accrued interest.  The notes are convertible into common shares at a price per share of $0.50.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2009 and 2008 fiscal years:

Type of Fees	2009	2008

Audit Fees	$69,014	$46,764

Audit Related Fees	10,250	7,542

Tax Fees	—	—

All Other Fees	—	—

Total Fee's	$79,264	$54,306

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by RBSM, LLP and has determined that the provision of such services to us during fiscal 2009 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. RBSM, LLP did not provide us with any services, other than those listed above.

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

GENSPERA, INC

Dated: March 31, 2010	By:	/S/ Craig Dionne
Craig Dionne Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Dionne	Chief Executive Officer, Chief Financial Officer and Director (Principal	March 31, 2010
Craig Dionne	executive officer and Principal financial and accounting officer)

/s/ John Farah	Director	March 31, 2010
John Farah

/s/ Scott Ogilvie	Director	March 31, 2010
Scott Ogilvie

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent an annual report covering its last fiscal year or proxy materials to its security holders.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on January , 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Subscription Agreement for November 2007 offering		S-1	4.06	333-153829	10/03/08

4.06	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.07	Form of Securities Purchase Agreement—July and August 2008 private placement		S-1	4.08	333-153829	10/03/08

4.08	Form of Registration Rights Agreement – July and August 2008 private placement		S-1	4.09	333-153829	10/03/08

4.09	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.10	Form of 5.0% convertible debenture issued to TR Winston & Company, LLC		S-1	4.12	333-153829	10/03/08

4.11	Form of 5.0% convertible debenture modification between TR Winston & Company, LLC and GenSpera, Inc.		8-K	10.01	333-153829	2/20/09

4.12	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.13	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.14	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.15	Form of Securities Purchase Agreement dated 2/19/09		8-K	10.01	333-153829	2/20/09

4.16	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09

4.17	Form of Registration Rights Agreement dated 2/19/09		8-K	10.03	333-153829	2/20/09

4.18	Form of Securities Purchase Agreement dated 6/29/09		8-K	10.01	333-153829	7/06/09

4.19	Form of Securities Purchase Agreement dated 6/30/09		8-K	10.02	333-153829	7/06/09

4.20	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.21	Form of Registration Rights Agreement dated 6/29/09		8-K	10.04	333-153829	7/06/09

4.22	Form of Registration Rights Agreement dated 6/30/09		8-K	10.05	333-153829	7/06/09

4.23**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.24	Form of Securities Purchase Agreement – 9/2/09		8-K	10.01	333-153829	9/09/09

4.25	Form of Common Stock Purchase Warrant – 9/2/09		8-K	10.02	333-153829	9/09/09

4.26	Form of Registration Rights Agreement—9/2/09		8-K	10.03	333-153829	9/09/09

4.27	Form of Securities Purchase Agreement – Jan – Mar 2010	*
		*
4.28	Form of Common Stock Purchase Warrant Jan – Mar 2010

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.04**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.05**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.06**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.07**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.