Form 10-Q
period 2010-03-31
GENSPERA INC
filed 2010-05-14
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010
Or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-153829

GENSPERA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2511 N. Loop 1604 W, Suite 204 San Antonio, TX	78258
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at May 10, 2010 was 16,033,187.

GenSpera, Inc.

Table of Contents

ADVISEMENT

We urge you to read this entire Quarterly Report on Form 10-Q, including the” Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three month period ended March 31, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this Annual Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$2,711,281	$2,255,311

Total current assets	2,711,281	2,255,311

Fixed assets, net of accumulated depreciation of $1,500 and $708	14,333	15,125

Intangible assets, net of accumulated amortization of $30,695 and $26,858	153,473	157,310

Total assets	$2,879,087	$2,427,746

Liabilities and stockholders' deficit

Current liabilities:

Accounts payable and accrued expenses	$232,070	$78,198
Accrued interest - stockholder	9,195	8,107
Convertible note payable - stockholder, current portion	35,000	35,000

Total current liabilities	276,265	121,305

Convertible note payable, net of discount of $0 and $11,046	-	-
Convertible notes payable - stockholder, long term portion	70,000	70,000
Derivative liabilities	3,655,387	2,290,686

Total liabilities	4,001,652	2,481,991

Commitments and contingencies

Stockholders' equity deficit:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized,
16,033,187 and 15,466,446 shares issued and outstanding	1,603	1,547
Additional paid-in capital	11,237,425	10,135,737
Deficit accumulated during the development stage	(12,361,593)	(10,191,529)

Total stockholders' equity deficit	(1,122,565)	(54,245)

Total liabilities and stockholders' equity deficit	$2,879,087	$2,427,746

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2010
(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Three Months ended March 31,		March 31,
	2010	2009	2010

Operating expenses:
General and administrative expenses	$395,880	$199,717	$3,110,269
Research and development	354,065	309,502	5,865,606

Total operating expenses	749,945	509,219	8,975,875

Loss from operations	(749,945)	(509,219)	(8,975,875)

Finance cost	-	(472,938)	(518,675)
Change in fair value of derivative liability	(1,423,492)	(572,785)	(2,854,042)
Interest income (expense), net	3,373	(2,608)	(13,001)

Loss before provision for income taxes	(2,170,064)	(1,557,550)	(12,361,593)

Provision for income taxes	-	-	-

Net loss	$(2,170,064)	$(1,557,550)	$(12,361,593)

Net loss per common share, basic and diluted	$(0.14)	$(0.12)

Weighted average shares outstanding	15,649,956	12,699,314

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2010
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, November 21, 2003	-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	610	(510)	-	100

Contributed services	-	-	120,000	-	120,000

Net loss	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	(125,127)	(5,027)

Contributed services	-	-	192,000	-	192,000

Stock based compensation	-	-	24,102	-	24,102

Net loss	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	(378,748)	(42,546)

Contributed services	-	-	48,000	-	48,000

Stock based compensation	-	-	24,100	-	24,100

Net loss	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	(505,716)	(97,414)

Contributed services	-	-	144,000	-	144,000

Stock based compensation	-	-	42,162	-	42,162

Net loss	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	(750,786)	(156,322)

Shares sold for cash at $0.50 per share in November, 2007	1,300,000	130	649,870	-	650,000

Shares issued for services	735,000	74	367,426	-	367,500

Contributed services	-	-	220,000	-	220,000

Stock based compensation	-	-	24,082	-	24,082

Exercise of options for cash at $0.003 per share in March and June, 2007	900,000	90	2,610	-	2,700

Net loss	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share on March 7,2008	1,000,000	100	499,900	-	500,000

Sale of common stock and warrants at $1.00 per share - July and August 2008	2,320,000	232	2,319,768	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	15,859

Shares issued for services	100,000	10	49,990	-	50,000

Stock based compensation	-	-	313,743	-	313,743

Contributed services	-	-	50,000	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	20,675

Net loss	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,865	-	51,865

Stock based compensation	-	-	1,530,536	-	1,530,536

Common stock issued for services	86,875	10	104,109	-	104,119

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	667,439	-	667,485

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	174,165

Net loss	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	(10,191,529)	(54,245)

Stock based compensation	-	-	186,742	-	186,742

Sale of common stock and warrants at $1.65 per share - February and March 2010	533,407	53	806,157	-	806,210

Exercise of warrants	33,334	3	49,998	-	50,001

Reclassification of derivative liability upon exercise of warrants	-	-	58,791	-	58,791

Net loss	-	-	-	(2,170,064)	(2,170,064)

Balance, March 31, 2010 (Unaudited)	16,033,187	$1,603	$11,237,425	$(12,361,593)	$(1,122,565)

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2010
(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Three months ended March 31,		March 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(2,170,064)	$(1,557,550)	$(12,361,593)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	4,629	3,837	32,195
Stock based compensation	186,742	29,554	2,667,086
Warrants issued for financing costs	-	467,840	467,840
Change in fair value of derivative liability	1,423,492	572,785	2,854,042
Contributed services	-	-	774,000
Amortization of debt discount	-	5,098	20,675
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	154,960	(94,479)	267,689

Cash used in operating activities	(400,241)	(572,915)	(5,278,066)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(15,833)
Acquisition of intangibles	-	-	(184,168)

Cash used in investing activities	-	-	(200,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	806,210	699,985	8,034,347
Proceeds from exercise of warrants	50,001	-	50,001
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	-	(50,000)

Cash provided by financing activities	856,211	699,985	8,189,348

Net increase in cash	455,970	127,070	2,711,281
Cash, beginning of period	2,255,311	534,290	-
Cash, end of period	$2,711,281	$661,360	$2,711,281

Supplemental cash flow information:
Cash paid for interest	$-	$79
Cash paid for income taxes	$-	$-

Non-cash financial activities:
Derivative liability reclassified to equity upon exercise of warrants	$58,791	$-

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 21, 2003
(INCEPTION) TO MARCH 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

GenSpera Inc. (“we”, “us”, “our company”, “our”, “GenSpera” or the “Company” ) was formed under the laws of the State of Delaware in 2003. We are a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. GenSpera, Inc. is a pharmaceutical company focused on the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder and kidney cancer. Our operations are based in San Antonio, Texas.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through March 31, 2010, we have accumulated losses of $12,361,593.

Liquidity

As of March 31, 2010, we had working capital of $2,435,016.  Our cash flow used in operations was $400,241 and $572,915 for the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, we had cash on hand of approximately $2,711,000 and raised approximately $856,000 in the first quarter of 2010.  Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through 2010.

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

GenSpera incurred research and development expenses of $354,065, $309,502 and $5,865,606 for the three months ended March 31, 2010 and 2009, and from November 21, 2003 (inception) through March 31, 2010, respectively.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 8,003,903 common share equivalents at March 31, 2010 and 4,517,867 at March 31, 2009. For the three months ended March 31, 2010 and 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

Fair value measurements

We follow the guidance established pursuant to ASC 820 which established a framework for measuring fair value and expands disclosure about fair value measurements. ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

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

The table below summarizes the fair values of our financial liabilities as of March 31, 2010:

	Fair Value at	Fair Value Measurement Using
	March 31, 2010	Level 1	Level 2	Level 3

Convertible notes payable	$105,000	$—	$—	$105,000
Warrant derivative liability	3,655,387	—	—	3,655,387

	$3,760,387	$—	$—	$3,760,387

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the three months ended March 31, 2010 and 2009.

	2010	2009
Balance at beginning of year	$2,290,686	$-
Additions to derivative instruments	-	1,150,593
Change in fair value of warrant liability	1,423,492	572,785
Reclassification to equity upon exercise of warrants	(58,791)	-

Balance at end of period	$3,655,387	$1,723,378

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

During January and March 2010, we entered into securities purchase agreements with a number of accredited investors.  Pursuant to the terms of the agreements, we sold 533,407 units resulting in gross proceeds of approximately $880,000.  The price per unit was $1.65.  Each unit consists of: (i) one share of common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.10.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred placement agent fees of $73,910 in connection with the transaction. We also issued a total of 42,673 additional common stock purchase warrants as compensation.  The warrants have the same terms as the investor warrants except that 12,160 warrants have an exercise price of $2.20 and 30,513 warrants have an exercise price of $2.94.

During March, 2010, we issued 33,334 shares of common stock upon exercise of an equivalent number of warrants and received cash proceeds of $50,001.

As a result of the exercise of the warrants, we have reclassified $58,791 of our warrant derivative liability to paid in capital.

On February 24, 2010, we granted a total of 77,000 common stock options to two directors. The options have a weighted average exercise price of $2.30 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have an aggregate grant date fair value of $54,079, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.245%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the options of 0.625 years. During the three months ended March 31, 2010 we have recorded an expense of $4,507 related to the fair value of the options that are expected to vest.

During the three months ended March 31, 2010 we have recorded an expense of $135,200 related to the fair value of the options granted to our chief executive officer and chief operating officer that vested or are expected to vest.

During the three months ended March 31, 2010, we have recorded an expense of $47,035 related to the fair value of options granted to members of our Scientific Advisory Board that vested during that period.

NOTE 3 – DERIVATIVE LIABILITY

During the three months ended March 31, 2010, 33,334 of our warrants subject to derivative accounting were exercised into common stock. We have recorded an expense of $21,119 at the date of exercise related to the change in fair value from January 1, 2010 to the date of exercise. As a result of the exercise of the warrants, we have reclassified $58,791 of our warrant derivative liability to paid in capital.

At March 31, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at March 31, 2010 is $3,655,387. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $1,402,373 during the three months ended March 31, 2010 related to the change in fair value during that period.

NOTE 4 – SUBSEQUENT EVENTS

On May 14, 2010, our compensation committee approved the 2010 annual base salaries and 2009 discretionary bonuses for our chief executive officer and chief operating officer. This action results in an increase in 2010 base salaries aggregating $50,000, retroactive to January 1, 2010. The discretionary bonuses aggregate $100,000 and shall be paid in shares of common stock from our 2007 stock plan. For purposes of calculating the number of shares to be issued as payment of the discretionary bonuses, the grant date is May 14, 2010. We have included an accrual of $112,500 at March 31, 2010 to reflect the bonuses and the retroactive increase in salaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the first quarter of 2010 to the comparable period in 2009.

•	Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

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

We anticipate that during 2010 and the first half of 2011 we will be engaged in conducting the Phase I clinical trial of G-202, and, if appropriate, extension into a Phase II clinical trial of G-202. The purpose of a Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for the subsequent clinical studies. We are currently conducting the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study at: (i) Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); and (ii) University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator).

Assuming successful completion of the Phase I clinical trial, we expect to conduct a Phase II clinical trial to determine the therapeutic efficacy of G-202 in cancer patients. Although we believe that G-202 will be useful across a wide variety of cancer types, it is usually most efficient and medically prudent to evaluate a drug candidate in a single tumor type within a single trial. It is currently too early in the pre-clinical development process to determine which tumor types will be evaluated, but our current expectation is to conduct up to four separate concurrent Phase II studies in different tumor types over a time span of 18 months.

We have identified 4 pro-drug candidates: G-202, G-114, G-115 and Ac-GKAFRR-L12ADT. At this time, we are engaged solely in the development of G-202. It is anticipated that the development of the remaining candidates will not commence until we have sufficient resources to devote to their development.

From inception through March 31, 2010 the vast majority of costs incurred have been devoted to G-202. We estimate that we have incurred costs of approximately $235,000 related to G-114, G-115 and Ac-GKAFRR-L12ADT. All of these costs were incurred prior to December 2007, at which time we began focusing solely on G-202. The balance of our costs, aggregating approximately $5,586,000, was incurred in the development of G-202. For the years ended December 31, 2009 and 2008, approximately $2,087,000 and $2,433,000, respectively, was incurred in the development of G-202.  For the three months ended March 31, 2010 and 2009, we incurred costs of approximately $354,000 and $310,000, respectively, in the development of G-202.

It is estimated that the development of G-202 will occur as follows:

It is estimated that the ongoing Phase I clinical trial will cost an additional approximately $1,500,000 and will be completed in the second quarter of 2011.

Phase II clinical studies will cost an additional $7,000,000 and will be completed in the fourth quarter of 2012.  The increase in estimated Phase II costs from previous disclosures is due to the addition of extra Phase II studies into the G-202 clinical development plan.

We anticipate that we will license G-202 to a third party during Phase II clinical studies.  In the event we are not able to license G-202, we will proceed with Phase III Clinical trials.  We estimate that Phase III Clinical trials will cost approximately $25,000,000 and will be completed in the fourth quarter of 2015. If all goes as planned, we may expect marketing approval in the first half of 2017 with an additional $3,000,000 spent to get the NDA approved. We do not expect material net cash inflows from our own marketing efforts before early 2017.  The Phase III estimated costs are subject to major revision simply because we have not yet obtained any efficacy data for our drug in patients and therefore cannot accurately predict what may be the optimal Phase III patient population. The estimates will become more refined as we obtain more clinical data.

At this time, we have suspended the development of our other drug candidates, G-114, G-115 and Ac-GKAFRR-L12ADT. As a result we are unable to reasonably estimate the nature, timing and estimated costs and completion dates of those projects at this time.

We currently have budgeted $2,227,000 in cash expenditures for the twelve month period following the date of this report, including (1) $1,064,000 to cover our projected general and administrative expense during this period; and (2) $1,163,000 for research and development activities. Our cash on hand as of March 31, 2010 is sufficient to fund our operations for the next 15 months through June, 2011 after which time we will need to undertake additional financings.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2009, as compared to those policies disclosed in the December 31, 2008 financial statements except as disclosed in the notes to financial statements or through the three month period ended March 31, 2010.

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

Result of Operations – First Quarter of 2010 Compared to First Quarter of 2009

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenue for the three months ended March 31, 2010 and 2009, respectively. We do not anticipate any revenues during 2010.

Operating Expenses

Operating expense totaled $749,945 and $509,219 for the three months ended March 31, 2010 and 2009, respectively.  The increase in Operating expenses is primarily the result of increased general and administrative expenses.

	Three Months Ended March 31,
	2010	2009
Operating expenses
General and administrative expenses	$395,880	$199,717
Research and development	354,065	309,502
Total expense	$749,945	$509,219

General and Administrative Expenses

G&A expenses totaled $395,880 and $199,717 for the three months ended March 31, 2010 and 2009, respectively.  The increase of $196,163 or 98% for the three months ended March 31, 2010 compared to the same period in 2009 was primarily attributable to the allocation of 100% of Dr. Dionne’s compensation to G&A as opposed to the 50% allocation to G&A for the first three quarters of 2009, plus an increase in Dr. Dionne’s compensation of $67,500 in 2010. Stock based compensation increased by approximately $67,000, related primarily to options granted during the third quarter of 2009, and other compensation increased by approximately $30,000 during the 2010 period. Professional fees increased by approximately $16,000.

Research and Development Expenses

Research and development expenses totaled $354,065 and $309,502 for the three months ended March 31, 2010 and 2009, respectively.  We had an increase of $44,563 or 14% for the three months ended March 31, 2010 compared to the same period in 2009. A decrease in third party development costs was offset by an increase in compensation expense. The increase in compensation was a result of an increase in stock based compensation of approximately $85,000 and an increase in other compensation of $45,000, partially offset by a decrease attributable to the allocation of 100% of Dr. Dionne’s compensation to G&A as opposed to the 50% allocation to R & D in 2009.

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

Other Expenses

Other expenses totaled $1,420,119 and $1,048,331 for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010	2009
Other expense:
Finance Cost	$-	$(472,938)
Change in fair value of derivative liability	(1,423,492)	(572,785)
Interest income (expense) net	3,373	(2,608)
Total other expenses	$(1,420,119)	$(1,048,331)

Finance Cost

Finance Cost totaled $0 and $472,938 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2009 we incurred a  $415,976 charge for the fair value of additional warrants issued when the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered plus a $51,864 charge for the fair value of additional warrants issued as consideration for the extension of the maturity dates of notes payable. We had no comparable expense during the 2010 period.

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $1,423,492 and $572,785 for the three months ended March 31, 2010 and 2009, respectively.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion on our warrant liabilities.

During the three months ended March 31, 2010, 33,334 of our warrants subject to derivative accounting were exercised into common stock. We have recorded an expense of $21,119 at the date of exercise related to the change in fair value from January 1, 2010 to the date of exercise. As a result of the exercise of the warrants, we have reclassified $58,791 of our warrant derivative liability to paid in capital.

At March 31, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at March 31, 2010 is $3,655,387. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $1,402,373 during the three months ended March 31, 2010 related to the change in fair value during that period.

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

Interest expense

We had net interest income of $3,373 for the three months ended March 31, 2010 and net interest expense of $2,608 for the three months ended March 31, 2009. The increase in net interest income of $5,981 for the three months ended March 31, 2010 compared to the same period in 2009 was attributable to a decrease in debt outstanding in 2010 and an increase in interest earned on deposits.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private placement of our securities. Our current monthly cash burn rate is $185,000.We expect this average monthly cash burn rate to remain constant during the remainder of the year. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 15 months from March 31, 2010, although certain activities and related personnel may need to be reduced.

	Three Months Ended March 31,
	2010	2009

Cash & Cash Equivalents	$2,711,281	$661,360

Net cash used in operating activities	$(400,241)	$(572,915)

Net cash provided by financing activities	856,211	699,985

Total cash was $2,711,281 and $661,360 at March 31, 2010 and 2009, respectively.  The increase of $2,049,921 at March 31, 2010 compared to the same period in 2009 was attributable to capital raised through equity sales in 2009 and 2010.

Net Cash Used in Operating Activities

In our operating activities we used cash of $400,241 and $572,915 for the three months ended March 31, 2010 and 2009, respectively. The decrease of $172,674 in cash used for the three months ended March 31, 2010 compared to the same period in 2009 was attributable to a decrease in cash expended on accounts payable of $249,439, offset by an increase in loss of $76,765 (after adjusting for non cash items).

Net Cash Provided by Financing Activities

Cash provided by financing activities was $856,211 and $699,985 for the three months ended March 31, 2010 and 2009, respectively.

Listed below are key financing transactions we have entered into.

•	During November of 2007, we sold an aggregate of 1,300,000 common shares resulting in gross proceeds of $650,000.

•	During March of 2008, we issued 1,000,000 common shares upon the exercise of outstanding warrants which resulted in gross proceeds to us of $500,000.

•	During July and August of 2008, we sold an aggregate of 2,320,000 units resulting in gross proceeds of $2,320,000.

•	In February and April of 2009, we sold 500,000 units resulting in gross proceeds of approximately $750,000.

•	In June and July of 2009, we sold 2,025,344 units resulting in gross proceeds of approximately $3,038,000.

•	In September of 2009, we sold 140,002 units resulting in gross proceeds of approximately $210,000.

•	In January and March of 2010, we sold 553,407 units resulting in gross proceeds of approximately $880,000.

•	During March, 2010, we issued 33,334 shares of common stock upon exercise of an equivalent number of warrants and received cash proceeds of $50,001.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Quarterly Reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Report should be considered carefully in evaluating us and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Report or presented elsewhere by management from time to time.

Risks Relating to Our Stage of Development

As a result of our limited operating history, you cannot rely upon our historical performance to make an investment decision.

Since inception in 2003 and through March 31, 2010, we have raised approximately $8,084,000 in capital.  During this same period, we have recorded accumulated losses totaling $12,361,593.  As of March 31, 2010, we had working capital of $2,435,016 and a stockholders’ deficit of $1,122,565. Our net losses for the two most recent fiscal years ended December 31, 2008 and 2009 have been 3,326,261 and $5,132,827, respectively. Since inception, we have generated no revenue.

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

We currently generate no cash. We have relied entirely on external financing to fund operations. Such financing has come primarily from the sale of common stock to third parties and the exercise of warrants/options. We have expended and will continue to expend substantial amounts of cash in the development, pre-clinical and clinical testing of our proposed products. We will require additional cash to conduct drug development, establish and conduct pre-clinical and clinical trials and for general working capital needs. We anticipate that we will require an additional $13 million to take our lead drug through Phase II clinical evaluations, which is currently anticipated to occur in the fourth quarter of 2012.

As of March 31, 2010, we had cash on hand of approximately $2,711,000 which we anticipate will fund our operations through June of 2011.  Presently, the Company has an average monthly cash burn rate of approximately $185,000.  We expect this average monthly cash burn rate to remain constant over the next fifteen months, assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.  Accordingly, we will need to raise additional capital to fund anticipated operating expenses after June of 2011. In the event we are not able to secure financing, we may have to delay, reduce the scope of or eliminate one or more of our research, development or commercialization programs or product launches or marketing efforts.  Any such change may materially harm our business, financial condition and operations.

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

In the first quarter of 2010, we commenced our first clinical trials of G-202 at the University of Wisconsin, Carbone Cancer Center in Madison Wisconsin and at the Sydney Kimmel Comprehensive Cancer Center at Johns Hopkins University..   Although we have commenced our clinical trials, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product.  On September 4, 2009, we received approval from the FDA for our first IND in order to commence clinical trials with our lead drug candidate, G-202.   Although we began the G-202 Phase I clinical trial on January 19, 2010, we cannot assure you that we will successfully complete the trial.  Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.   Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company.

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

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2010, we have issued and outstanding 16,033,187 common shares and we have 8,003,903 common shares reserved for issuance upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we will be entitled to issue up to 55,962,910 additional common shares and 10,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders.  Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Our Officers and Scientific Advisors beneficially own approximately 41% of our outstanding common shares.

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

The following information is given with regard to unregistered securities sold during the period covered by this report.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

•
During January and March 2010, we entered into securities purchase agreements with a number of accredited investors.  Pursuant to the terms of the agreements, we sold 533,407 units resulting in gross proceeds of  approximately $880,000.  The price per unit was $1.65.  Each unit consists of: (i) one share of common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.10.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred placement agent fees of  of $70,410 in connection with the transaction. We also issued a total of 42,673 additional common stock purchase warrants as compensation.  The warrants have the same terms as the investor warrants except that 12,160 warrants have an exercise price of $2.20 and 30,513 warrants have an exercise price of $2.94.

•
In February of 2010, we granted John M. Farah, Jr., Ph.D, one of our outside directors, options to purchase 39,000 common shares.  The options were granted pursuant to our director compensation plan as compensation for Dr. Farah’s service on our Board and related committees.  The options have an exercise price of $2.14 per share, a term of 5 years and vest quarterly over the grant year.

•
In March of 2010, we granted Scott Ogilvie, one of our outside directors, options to purchase 38,000 common shares.  The options were granted pursuant to our director compensation plan as compensation for Mr. Ogilvie’s service on our Board and related committees.  The options have an exercise price of $2.47 per share, a term of 5 years and vest quarterly over the grant year.

•
In May of 2010, our board of directors approved the issuance of a warrant to purchase 235,000 common shares in exchange for business advisory services.  The warrant has an exercise price of $1.65 per share, a term of 5 years and provides for cashless exercise after 6 months in the event the shares underlying the warrant are not registered at the time of exercise.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

None

ITEM 5.	OTHER INFORMATION

2010 Annual Base Salaries & Discretionary Bonus

On May 14, 2010, the Compensation Committee approved the fiscal year 2010 annual base salaries and 2009 discretionary bonuses for our Chief Executive Officer and the other named executive officers (the “Named Executive Officers”) identified in our annual report for the year ended December 31, 2009.   In doing so, the Compensation Committee did increase the Named Executive Officers’ 2010 annual base salaries from their 2009 annual base salaries.   The increase is retroactive as of January 1, 2010.  Accordingly, the Named Executive Officers’ fiscal year 2009 annual base salaries remain as follows:

Executive Officer	Title	Base Compensation
Craig Dionne PhD	Chairman of the Board and Chief Executive Officer, Chief Financial Officer and President	$270,000

Russell Richerson PhD	Chief Operating Officer and Secretary	$220,000

The Compensation Committee also granted discretionary bonuses to our Chief Executive Officer and Named Executive Officers as follows:

Executive Officer	Title	Discretionary Bonus
Craig Dionne PhD	Chairman of the Board and Chief Executive Officer, Chief Financial Officer and President	$60,000

Russell Richerson PhD	Chief Operating Officer and Secretary	$40,000

The discretionary bonuses shall be paid in common shares from our 2007 Stock Plan.  For purposes of calculating the number of shares to be issued to each respective Named Executive Officer, the grant date shall be considered to be May 14, 2010.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: May 14, 2010	/s/ Craig Dionne
Chief Executive Officer

/s/ Craig Dionne
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on January , 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Subscription Agreement for November 2007 offering		S-1	4.06	333-153829	10/03/08

4.06	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.07	Form of Securities Purchase Agreement—July and August 2008 private placement		S-1	4.08	333-153829	10/03/08

4.08	Form of Registration Rights Agreement – July and August 2008 private placement		S-1	4.09	333-153829	10/03/08

4.09	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.10	Form of 5.0% convertible debenture issued to TR Winston & Company, LLC		S-1	4.12	333-153829	10/03/08

4.11	Form of 5.0% convertible debenture modification between TR Winston & Company, LLC and GenSpera, Inc.		8-K	10.01	333-153829	2/20/09

4.12	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.13	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.14	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.15	Form of Securities Purchase Agreement dated 2/19/09		8-K	10.01	333-153829	2/20/09

4.16	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09

4.17	Form of Registration Rights Agreement dated 2/19/09		8-K	10.03	333-153829	2/20/09

4.18	Form of Securities Purchase Agreement dated 6/29/09		8-K	10.01	333-153829	7/06/09

4.19	Form of Securities Purchase Agreement dated 6/30/09		8-K	10.02	333-153829	7/06/09

4.20	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.21	Form of Registration Rights Agreement dated 6/29/09		8-K	10.04	333-153829	7/06/09

4.22	Form of Registration Rights Agreement dated 6/30/09		8-K	10.05	333-153829	7/06/09

4.23**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.24	Form of Securities Purchase Agreement – 9/2/09		8-K	10.01	333-153829	9/09/09

4.25	Form of Common Stock Purchase Warrant – 9/2/09		8-K	10.02	333-153829	9/09/09

4.26	Form of Registration Rights Agreement—9/2/09		8-K	10.03	333-153829	9/09/09

4.27	Form of Securities Purchase Agreement – Jan – Mar 2010		10-K	4.27	333-153829	3/31/10

4.28	Form of Common Stock Purchase Warrant Jan – Mar 2010		10-K	4.28	333-153829	3/31/10

4.29	Form of May 2010 Consultant Warrant	*

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.04**	Craig Dionne Proprietary Information, Inventions And Competition Agreement	8-K	10.06	333-153829	9/09/09

10.05**	Form of Indemnification Agreement	8-K	10.07	333-153829	9/09/09

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Russell Richerson Proprietary Information, Inventions And Competition Agreement	8-K	10.09	333-153829	9/09/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.