Form 10-Q
period 2010-06-30
GENSPERA INC
filed 2010-08-13
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010
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

As of August 14, 2010, Registrant had 17,604,465 common shares, $0.0001 par value, issued and outstanding.

GenSpera, Inc.

Table of Contents

ADVISEMENT

We urge you to read this entire Quarterly Report, including the “Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (June 30, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three and six month periods ended June 30, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to sell, license or market any of our products;

•	our ability to compete against other companies;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to attract and retain key personnel;

•	our ability to obtain adequate financing; and

•	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this quarterly report, including Part I, the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part II, Item 1A of this Report, under the caption “Risk Factors”, that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$4,498,942	$2,255,311

Total current assets	4,498,942	2,255,311

Fixed assets, net of accumulated depreciation of $2,292 and $708	13,541	15,125

Intangible assets, net of accumulated amortization of $34,532 and $26,858	149,636	157,310

Total assets	$4,662,119	$2,427,746

Liabilities and stockholders' equity (deficit)

Current liabilities:

Accounts payable and accrued expenses	$149,807	$78,198
Accrued interest - stockholder	10,294	8,107
Convertible note payable - stockholder, current portion	75,000	35,000

Total current liabilities	235,101	121,305

Convertible note payable, net of discount of $0 and $11,046	-	-
Convertible notes payable - stockholder, long term portion	30,000	70,000
Derivative liabilities	2,817,991	2,290,686

Total liabilities	3,083,092	2,481,991

Commitments and contingencies

Stockholders' equity (deficit):

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 17,584,465 and 15,466,446 shares issued and outstanding	1,758	1,547
Additional paid-in capital	14,634,946	10,135,737
Deficit accumulated during the development stage	(13,057,677)	(10,191,529)

Total stockholders' equity (deficit)	1,579,027	(54,245)

Total liabilities and stockholders' equity (deficit)	$4,662,119	$2,427,746

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2010
(Unaudited)

					Cumulative Period
					from November 21, 2003
					(date of inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2010	2009	2010	2009	2010

Operating expenses:
General and administrative expenses	$777,744	$231,255	$1,173,624	$430,972	$3,888,013
Research and development	737,106	624,989	1,091,171	934,491	6,602,712

Total operating expenses	1,514,850	856,244	2,264,795	1,365,463	10,490,725

Loss from operations	(1,514,850)	(856,244)	(2,264,795)	(1,365,463)	(10,490,725)

Finance cost	-	(5,155)	-	(478,093)	(518,675)
Change in fair value of derivative liability	809,880	(110,326)	(613,612)	(683,111)	(2,044,162)
Interest income (expense), net	8,886	(2,867)	12,259	(5,475)	(4,115)

Loss before provision for income taxes	(696,084)	(974,592)	(2,866,148)	(2,532,142)	(13,057,677)

Provision for income taxes	-	-	-	-	-

Net loss	$(696,084)	$(974,592)	$(2,866,148)	$(2,532,142)	$(13,057,677)

Net loss per common share, basic and diluted	$(0.04)	$(0.07)	$(0.18)	$(0.20)

Weighted average shares outstanding	16,752,200	13,026,971	16,203,123	12,864,048

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2010
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

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2010
(Unaudited)

Shares issued for services	100,000	10	49,990	-	50,000

Stock based compensation	-	-	313,743	-	313,743

Contributed services	-	-	50,000	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	20,675

Net loss	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,865	-	51,865

Stock based compensation	-	-	1,530,536	-	1,530,536

Common stock issued for services	86,875	10	104,109	-	104,119

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	667,439	-	667,485

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	174,165

Net loss	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	(10,191,529)	(54,245)

Stock based compensation	-	-	726,402	-	726,402

Sale of common stock and warrants at $1.65 per share - February and March 2010	533,407	53	806,157	-	806,210

Sale of common stock and warrants at $2.00 per share - May 2010	1,347,500	135	2,655,365	-	2,655,500

Common stock and warrants issued as payment of placement fees	43,632	4	(4)	-	-

Salaries paid with common stock	43,749	4	99,996	-	100,000

Exercise of options and warrants	150,001	15	124,986	-	125,001

Reclassification of derivative liability upon exercise of warrants	-	-	86,307	-	86,307

Net loss	-	-	-	(2,866,148)	(2,866,148)

Balance, June 30, 2010 (Unaudited)	17,584,735	$1,758	$14,634,946	$(13,057,677)	$1,579,027

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2010
(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Six months ended June 30,		June 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(2,866,148)	$(2,532,142)	$(13,057,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,257	7,674	36,823
Stock based compensation	826,402	134,501	3,306,746
Warrants issued for financing costs	-	467,840	467,840
Change in fair value of derivative liability	613,612	683,111	2,044,162
Contributed services	-	-	774,000
Amortization of debt discount	-	10,253	20,675
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	73,797	55,833	186,526

Cash used in operating activities	(1,343,080)	(1,172,930)	(6,220,905)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(15,833)
Acquisition of intangibles	-	-	(184,168)

Cash used in investing activities	-	-	(200,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	3,461,710	2,738,852	10,689,847
Proceeds from exercise of warrants	125,001	-	125,001
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	-	(50,000)

Cash provided by financing activities	3,586,711	2,738,852	10,919,848

Net increase in cash	2,243,631	1,565,922	4,498,942
Cash, beginning of period	2,255,311	534,290	-
Cash, end of period	$4,498,942	$2,100,212	$4,498,942

Supplemental cash flow information:
Cash paid for interest	$-	$79
Cash paid for income taxes	$-	$-

Non-cash financial activities:
Derivative liability reclassified to equity upon exercise of warrants	$86,307	$-

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 21, 2003
(INCEPTION) TO JUNE 30, 2010
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

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through June 30, 2010, we have accumulated losses of $13,057,677.

The accompanying unaudited condensed financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 and from date of inception as a development stage enterprise (November 21, 2003) to June 30, 2010 have been prepared by GenSpera pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

Liquidity

As of June 30, 2010, we had working capital of $4,263,841.  Our cash flow used in operations was $1,343,080 and $1,172,930 for the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, we had cash on hand of approximately $4,499,000 and raised approximately $3,587,000 in the first two quarters of 2010.  Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through 2010.

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

GenSpera incurred research and development expenses of $737,106 and $624,989 for the three months ended June 30, 2010 and 2009, respectively, and $1,091,171 and $934,491 for the six months ended June 30, 2010 and 2009, respectively, and $6,602,712 from November 21, 2003 (inception) through June 30, 2010.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 8,894,425 common share equivalents at June 30, 2010 and 5,248,197 at June 30, 2009. For the three and six months ended June 30, 2010 and 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities as of June 30, 2010:

	Fair Value at	Fair Value Measurement Using
	June 30, 2010	Level 1	Level 2	Level 3

Warrant derivative liability	$2,817,991	—	—	$2,817,991

	$2,817,991	$—	$—	$2,817,991

 The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the six months ended June 30, 2010 and 2009.

	2010	2009
Balance at beginning of year	$2,290,686	$-
Additions to derivative instruments	-	1,150,593
Change in fair value of warrant liability	613,612	683,111
Reclassification to equity upon exercise of warrants	(86,307)	-

Balance at end of period	$2,817,991	$1,833,704

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

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effectively immediately. The new guidance does not have an effect on it’s the Company’s results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” which clarifies certain existing disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

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

During May 2010, we entered into securities purchase agreements with a number of accredited investors.  Pursuant to the terms of the agreements, we sold 1,347,500 units resulting in gross proceeds of  $2,695,000.  The price per unit was $2.00.  Each unit consists of: (i) one share of common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.50.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred placement agent and escrow fees of $39,500 in connection with the transaction. We issued an additional 43,632 units as payment of $87,264 of consulting fees. We also issued a total of 18,000 additional common stock purchase warrants as compensation.  The warrants have the same terms as the investor warrants.

During the six months ended June 30, 2010, we issued 150,001 shares of common stock upon exercise of an equivalent number of options and warrants and received cash proceeds of $125,001.

As a result of the exercise of 50,001 of the warrants, we have reclassified $86,307 of our warrant derivative liability to paid in capital.

On February 24, 2010, we granted a total of 77,000 common stock options to two directors. The options have a weighted average exercise price of $2.30 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have an aggregate grant date fair value of $54,079, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.245%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the options of 0.625 years. During the three and six months ended June 30, 2010 we have recorded an expense of $13,520 and $18,027, respectively, related to the fair value of the options that are expected to vest.

During the three and six months ended June 30, 2010 we have recorded an expense of $98,849 and $234,049, respectively, related to the fair value of the options granted to our chief executive officer and chief operating officer that vested or are expected to vest.

During the three and six months ended June 30, 2010, we have recorded an expense of $38,016 and $85,051, respectively, related to the fair value of options granted to members of our Scientific Advisory Board that vested during that period.

During May and June 2010, we granted a total of 291,425 common stock warrants to consultants. The warrants have a weighted average exercise price of $1.99 per share. The warrants vested upon grant. The warrants lapse if unexercised after five years.  We have recorded an expense of $389,275, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 100%; and (4) an expected life of the warrants of 2 years.

During May 2010 we issued an aggregate of 43,479 shares of common stock to our chief executive officer and chief operating officer as payment of discretionary bonuses aggregating $100,000. For purposes of calculating the number of shares to be issued as payment of the discretionary bonuses, the grant date is May 14, 2010.

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

During the three months ended June 30, 2010, 16,667 of our warrants subject to derivative accounting were exercised into common stock. We have recorded a credit of $3,044 at the date of exercise related to the change in fair value from April 1, 2010 to the date of exercise. As a result of the exercise of the warrants, we have reclassified $27,516 of our warrant derivative liability to paid in capital.

At June 30, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at June 30, 2010 is $2,817,991. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 98%; and (4) an expected life of the warrants of 2 years. We have recorded a credit of $806,836 during the three months ended June 30, 2010 and an expense of $595,537 during the six months ended June30, 2010 related to the change in fair value during those periods.

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

•
Results of Operations — Analysis of our financial results comparing: (i) the second quarter of 2010 to the comparable period in 2009, and (ii) the six month period ended June 30, 2010 to the comparable period in 2009.

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

Plan of Operation

On June 23, 2009, we submitted our first Investigational New Drug application (“IND”) for G-202 to the United States Food and Drug Administration (“FDA”).  On September 4, 2009, we received approval from the FDA for our IND in order to commence clinical trials.  Although we have received approval from the FDA to commence trials, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. Over the next twelve months we plan to focus on our clinical trials of G-202 in cancer patients.

Additionally, we will continue to protect our intellectual property position particularly with regard to the outstanding claims contained within the core PSMA-pro-drug patent application in the United States.  We will also continue to prosecute the claims contained in our other patent applications in the United States.

We anticipate that during 2010 we will be engaged in conducting the Phase I clinical trial of G-202. The purpose of a Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for the subsequent clinical studies. We are currently conducting the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study at: (i) Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); and (ii) University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator).

Assuming successful completion of the Phase I clinical trial, we expect to conduct a Phase II clinical trial to determine the therapeutic efficacy of G-202 in cancer patients. Although we believe that G-202 will be useful across a wide variety of cancer types, it is usually most efficient and medically prudent to evaluate a drug candidate in a single tumor type within a single trial. It is currently too early in the clinical development process to determine which tumor types will be evaluated, but our current expectation is to conduct up to four separate concurrent Phase II studies in different tumor types over a time span of 18 months.

In anticipation of the upcoming G-202 Phase II clinical trials, we will manufacture one or more batches of Good Manufacturing Practice (“GMP”) grade G-202 over the coming nine months.

We have identified 4 pro-drug candidates: G-202, G-114, G-115 and Ac-GKAFRR-L12ADT. At this time, we are engaged solely in the development of G-202. We plan to begin development of G-115 in the fourth quarter of 2010 with an anticipated filing of an IND in the third quarter of 2011. It is anticipated that the development of the remaining candidates will not commence until we have sufficient resources to devote to their development.

From inception through June 30, 2010 the vast majority of costs incurred have been devoted to G-202. We estimate that we have incurred costs of approximately $235,000 related to G-114, G-115 and Ac-GKAFRR-L12ADT. All of these costs were incurred prior to December 2007, at which time we began focusing solely on G-202. The balance of our costs, aggregating approximately $6,368,000, was incurred in the development of G-202. For the years ended December 31, 2009 and 2008, approximately $2,087,000 and $2,433,000, respectively, was incurred in the development of G-202.  For the six months ended June 30, 2010 and 2009, we incurred costs of approximately $1,091,000 and $934,000, respectively, in the development of G-202.

It is estimated that the development of G-202 will occur as follows:

It is estimated that the ongoing Phase I clinical trial will cost an additional approximately $1,200,000 and will be completed in the second quarter of 2011.

Phase II clinical studies will cost an additional $7,000,000 and will be completed in the fourth quarter of 2012.  The increase in estimated Phase II costs from previous disclosures is due to the addition of extra Phase II studies into the G-202 clinical development plan.

We anticipate that we will license G-202 to a third party during or after Phase II clinical studies.  In the event we are not able to license G-202, we will proceed with Phase III Clinical trials.  We estimate that Phase III Clinical trials will cost approximately $25,000,000 and will be completed in the fourth quarter of 2015. If all goes as planned, we may expect marketing approval in the second half of 2016 with an additional $3,000,000 spent to get the NDA approved. We do not expect material net cash inflows from our own marketing efforts before late 2016.  The Phase III estimated costs are subject to major revision simply because we have not yet obtained any efficacy data for our drug in patients and therefore cannot accurately predict what may be the optimal Phase III patient population. The estimates will become more refined as we obtain more clinical data.

We currently have budgeted $3,531,000 in cash expenditures for the twelve month period following the date of this report, including (1) $1,348,000 to cover our projected general and administrative expense during this period; and (2) $2,183,000 for research and development activities. Our cash on hand as of June 30, 2010 is sufficient to fund our operations for the next 16 months through October, 2011 after which time we will need to undertake additional financings.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2009, as compared to those policies disclosed in the December 31, 2008 financial statements except as disclosed in the notes to financial statements or through the six month period ended June 30, 2010.

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

Result of Operations for the Second Quarter of 2010 Compared to the Second Quarter of 2010

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenue for the three months ended June, 2010 and 2009, respectively. We do not anticipate any revenues during 2010.

Operating Expenses

Operating expense totaled $1,514,850 and $856,244 for the three months ended June 30, 2010 and 2009, respectively.  The increase in operating expenses is primarily the result of increased general and administrative expenses.

	Three Months Ended June 30,
	2010	2009
Operating expenses
General and administrative expenses	$777,744	$231,255
Research and development	737,106	624,989
Total expense	$1,514,850	$856,244

General and Administrative Expenses

G&A expenses totaled $777,744 and $231,255 for the three months ended June 30, 2010 and 2009, respectively.  The increase of $546,489 or 236% for the three months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to a number of factors, including the allocation of 100% of Dr. Dionne’s compensation to G&A in 2010 as opposed to the 50% allocation to G&A for the first three quarters of 2009 (an increase in G& A allocation of $30,000), plus an increase in Dr. Dionne’s compensation of $7,500 in 2010. Stock based compensation increased by approximately $67,000, related primarily to options granted during the third quarter of 2009. Stock based consultant expense increased by approximately $383,000 during the 2010 period, related to common stock purchase warrants granted during the 2010 period. Professional and other fees increased by approximately $30,000 and insurance expense increased by approximately $23,000.

Research and Development Expenses

Research and development expenses totaled $737,106 and $624,989 for the three months ended June 30, 2010 and 2009, respectively.  The increase of $112,117 or 18% for the three months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to increases in third party development costs of approximately $57,000, license fees of approximately $29,000 and compensation of approximately $35,000. The increase in compensation was a result of an increase in stock based compensation of approximately $60,000 and an increase in other compensation of approximately $5,000, partially offset by a decrease attributable to the allocation of 100% of Dr. Dionne’s compensation to G&A as opposed to the 50% allocation to R & D in 2009 (a decrease in R & D allocation of $30,000).

Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, clinical trials and compensation and consulting costs.  Under the planning and direction of key personnel, we expect to outsource all of our GLP preclinical development activities (e.g., toxicology) and GMP manufacturing and clinical development activities to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”).  Manufacturing will be outsourced to organizations with approved facilities and manufacturing practices.

Other Income (Expenses)

Other income (expenses) totaled $818,766 of income for the three months ended June 30, 2010 and $118,348 of expense for the three months ended June 30, 2009.

	Three Months Ended June 30,
	2010	2009
Other expense:
Finance Cost	$-	$(5,155)
Change in fair value of derivative liability	809,880	(110,326)
Interest income (expense) net	8,886	(2,867)
Total other income (expenses)	$818,766	$(118,348)

Finance Cost

Finance Cost totaled $0 and $5,155 for the three months ended June 30, 2010 and 2009, respectively. This cost consists of the amortization of debt discount of $5,155 during the 2009 period.

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $809,880 of income for the three months ended June 30, 2010 and $110,326 of expense for the three months ended June 30, 2009.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion on our warrant liabilities.

During the three months ended June 30, 2010, 16,667 of our warrants subject to derivative accounting were exercised into common stock. We have recorded income of $3,044 at the date of exercise related to the change in fair value from April 1, 2010 to the date of exercise. As a result of the exercise of the warrants, we have reclassified $27,516 of our warrant derivative liability to paid in capital.

At June 30, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at June 30, 2010 is $2,817,991. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 98%; and (4) an expected life of the warrants of 2 years. We have recorded income of $806,836 during the three months ended June 30, 2010 related to the change in fair value during that period.

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

Interest expense

We had net interest income of $8,886 for the three months ended June 30, 2010 and net interest expense of $2,867 for the three months ended June 30, 2009. The increase in net interest income of $11,753 for the three months ended June 30, 2010 compared to the same period in 2009 was attributable to a decrease in debt outstanding in 2010 and an increase in interest earned on deposits.

Result of Operations for the First Half of 2010 Compared to the First Half of 2010

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenue for the six months ended June, 2010 and 2009, respectively. We do not anticipate any revenues during 2010.

Operating Expenses

Operating expense totaled $2,264,795 and $1,365,463 for the six months ended June 30, 2010 and 2009, respectively.  The increase in operating expenses is primarily the result of increased general and administrative expenses.

	Six Months Ended June 30,
	2010	2009
Operating expenses
General and administrative expenses	$1,173,624	$430,972
Research and development	1,091,171	934,491
Total expense	$2,264,795	$1,365,463

General and Administrative Expenses

G&A expenses totaled $1,173,624 and $430,972 for the six months ended June 30, 2010 and 2009, respectively.  The increase of $742,652 or 172% for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to a number of factors, including the allocation of 100% of Dr. Dionne’s compensation to G&A in 2010 as opposed to the 50% allocation to G&A for the first three quarters of 2009 (an increase in G& A allocation of $65,000), plus an increase in Dr. Dionne’s compensation of $75,500 in 2010. Stock based compensation increased by approximately $145,000, related primarily to options granted during the third quarter of 2009. Stock based consultant expense increased by approximately $376,000 during the 2010 period, related to stock warrants granted during the 2010 period. Professional and other fees increased by approximately $67,000 and insurance expense increased by approximately $27,000.

Research and Development Expenses

Research and development expenses totaled $1,091,171 and $934,491 for the six months ended June 30, 2010 and 2009, respectively.  The increase of $156,680 or 17% for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to increases in license fees of approximately $29,000 and compensation of approximately $131,000. The increase in compensation was a result of an increase in stock based compensation of approximately $145,000 and an increase in other compensation of approximately $46,000, partially offset by a decrease attributable to the allocation of 100% of Dr. Dionne’s compensation to G&A as opposed to the 50% allocation to R & D in 2009 (a decrease in R & D allocation of $60,000).

Other Expenses

Other expenses totaled $601,353 and $1,166,679 for the six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,
	2010	2009
Other expense:
Finance Cost	$-	$(478,093)
Change in fair value of derivative liability	(613,612)	(683,111)
Interest income (expense) net	12,259	(5,475)
Total other expenses	$(601,353)	$(1,166,679)

Finance Cost

Finance Cost totaled $0 and $478,093 for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2009 we incurred a $415,976 charge for the fair value of additional warrants issued when the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered plus a $51,864 charge for the fair value of additional warrants issued as consideration for the extension of the maturity dates of notes payable. The balance of the cost consisted of the amortization of debt discount. We had no comparable expense during the 2010 period.

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $613,612 and $683,111 for the six months ended June 30, 2010 and 2009, respectively.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion on our warrant liabilities.

During the six months ended June 30, 2010, 50,001 of our warrants subject to derivative accounting were exercised into common stock. We have recorded a net aggregate expense of $18,075 at the dates of exercise related to the change in fair value from January 1, 2010 (for those warrants exercised during the first quarter) or April 1, 2010 (for those warrants exercised during the second quarter) to the dates of exercise. As a result of the exercise of the warrants, we have reclassified $86,307of our warrant derivative liability to paid in capital.

At June 30, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at June 30, 2010 is $2,817,991. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 98%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $613,612 during the six months ended June 30, 2010 related to the change in fair value during that period.

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

Interest expense

We had net interest income of $12,259 for the six months ended June 30, 2010 and net interest expense of $5,475 for the six months ended June 30, 2009. The increase in net interest income of $17,734 for the six months ended June 30, 2010 compared to the same period in 2009 was attributable to a decrease in debt outstanding in 2010 and an increase in interest earned on deposits.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private placement of our securities. Our currently monthly cash burn rate is $298,000. This will increase to $391,000 in the fourth quarter of 2010 primarily due to G-202 manufacturing costs but it will then decrease to $244,000 per month for the first half of 2011. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 16 months from June 30, 2010.

	Six Months Ended June 30,
	2010	2009
Cash & Cash Equivalents	$4,498,942	$2,100,212

Net cash used in operating activities	$(1,343,080)	$(1,172,930)
Net cash provided by financing activities	3,586,711	2,738,852

Total cash was $4,498,942 and $2,100,212 at June 30, 2010 and 2009, respectively.  The increase of $2,398,730 at June 30, 2010 compared to 2009 was attributable to capital raised through equity sales in the first half of 2010.

Net Cash Used in Operating Activities

In our operating activities we used cash of $1,343,080 and $1,172,930 for the six months ended June 30, 2010 and 2009, respectively. The increase of $170,150 in cash used for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to an increase in loss of $188,114 (after adjusting for non cash items) offset by an increase in accounts payable of $17,964.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $3,586,711 and $2,738,852 for the six months ended June 30, 2010 and 2009, respectively.

Listed below are key financing transactions we have entered into during 2009 and year to date 2010.

•	In February and April of 2009, we sold 500,000 units resulting in gross proceeds of approximately $750,000.

•	In June and July of 2009, we sold 2,025,344 units resulting in gross proceeds of approximately $3,038,000.

•	In September of 2009, we sold 140,002 units resulting in gross proceeds of approximately $210,000.

•	In January and March of 2010, we sold 553,407 units resulting in gross proceeds of approximately $880,000.

•	In May of 2010, we sold 1,347,500 units resulting in gross proceeds of approximately $2,695,000.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

General Risks Relating to Our Business and Business Model

As a result of our limited operating history, you cannot rely upon our historical performance to make an investment decision.

Since inception in 2003 and through June 30, 2010, we have raised approximately $10,815,000 in capital.  During this same period, we have recorded accumulated losses totaling $13,057,677.  As of June 30, 2010, we had working capital of $4,263,841 and stockholders’ equity of $1,579,027. Our net losses for the two most recent fiscal years ended December 31, 2008 and 2009 have been $3,326,261 and $5,132,827, respectively. Since inception, we have generated no revenue.

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

We currently generate no cash. We have relied entirely on external financing to fund operations. Such financing has come primarily from the sale of equity securities to third parties and the exercise of warrants/options.  We have expended and will continue to expend substantial amounts of cash in the development, pre-clinical and clinical testing of our proposed products. We will require additional cash to conduct drug development, establish and conduct pre-clinical and clinical trials and for general working capital needs. We anticipate that we will require an additional $7 million in addition to $2.25 million in operating costs to take our lead drug through Phase II clinical evaluations, which is currently anticipated to occur in the fourth quarter of 2012.

 As of June 30, 2010, we had cash on hand of approximately $4,499,000 which we anticipate will fund our operations through October of 2011.  Presently, the Company has an average monthly cash burn rate of $298,000. This will increase to $391,000 in the fourth quarter of 2010 primarily due to G-202 manufacturing costs but it will then decrease to $244,000 per month for the first half of 2011 assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.  Accordingly, we will need to raise additional capital to fund anticipated operating expenses after October of 2011. In the event we are not able to secure financing, we may have to delay, reduce the scope of or eliminate one or more of our research, development or commercialization programs or product launches or marketing efforts.  Any such change may materially harm our business, financial condition and operations.

We cannot assure you that financing whether from external sources or related parties, will be available if needed. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund operations and planned growth, develop or enhance our technologies, take advantage of business opportunities or respond to competitive market pressures.

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

In the first quarter of 2010, we commenced our first clinical trials of G-202 at the University of Wisconsin, Carbone Cancer Center in Madison Wisconsin and at the Sydney Kimmel Comprehensive Cancer Center at Johns Hopkins University.   Although we have commenced our clinical trials, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

We are dependent upon third-parties to develop our product candidates, and such parties are, to some extent, outside of our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

Risks Relating To Our Common Stock

There is no well established public market for our securities.

On September 18, 2009, our common shares began quotation on the Over-the-Counter Bulletin Board (“OTCBB”) and Pinksheets.  The shares were initially sporadic traded and as a result, we did not consider that a public market for our securities existed.  Commencing in the first quarter of 2010, our common shares began trading regularly but with limited volume.   Accordingly, although technically a limited public market for our securities now exists, it is still relatively illiquid.  Any prospective investor in our common stock should consider the limited market when making an investment decision as our securities are still relatively illiquid.    No assurances can be given that the trading volume of our common shares will increase or that a liquid public market will ever materialize.   Additionally, due to the limited trading volume, it may be difficult for an investor to sell shares.

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

Starting in 2007, Section 404 of the Sarbanes-Oxley Act of 2002 requires a company’s management to assess the company’s internal control over financial reporting annually and include a report on such assessment in our annual report filed with the SEC.  Section 404(b) is not applicable to smaller reporting companies.  Presently we qualify as a smaller reporting company under Section 404(b) and, accordingly, our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of such internal controls.  In the event we cease to qualify as a smaller reporting company, we will be required to expand substantial capital in connection with compliance.

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

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2010, we have issued and outstanding 17,584,465 common shares and we have 8,894,425 common shares reserved for future grants under our equity compensation plans and issuances upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we will be entitled to issue up to 53,521,110 additional common shares and 10,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders.  Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Our Officers and Scientific Advisors beneficially own approximately 37% of our outstanding common shares.

Our Officers and Scientific Advisors own approximately 37% of our issued and outstanding common shares. As a consequence of their level of stock ownership, the group will substantially retain the ability to elect or remove members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

The following information is given with regard to unregistered securities sold since January 1, 2010.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

•
During January and March of 2010, we entered into securities purchase agreements with a number of accredited investors.  Pursuant to the terms of the agreements, we sold 533,407 units resulting in gross proceeds of approximately $880,000.  The price per unit was $1.65.  Each unit consists of: (i) one common share; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and allow the investors to purchase our common stock at a price per share of $3.10.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. The warrants are callable by us assuming the following: (i) our common stock trades above $5.00 for twenty (20) consecutive days; (ii) the daily average minimum volume over such 20 days is 75,000 or greater; and (iii) there is an effective registration statement covering the underlying shares. We incurred placement agent fees of $70,410 in connection with the transaction. We also issued a total of 42,673 additional common stock purchase warrants to our placement agent as compensation.  The warrants have the same terms as the investor warrants except that 12,160 warrants have an exercise price of $2.20 and 30,513 warrants have an exercise price of $2.94.

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

•
In May of 2010, we issued warrants to purchase 235,000 common shares as compensation for business advisory services.  The warrant has an exercise price of $1.65 per share, a term of 5 years and provides for cashless exercise after 6 months in the event the shares underlying the warrant are not registered at the time of exercise.

•
In May of 2010, we issued 5,800 common stock purchase warrants as compensation to a consultant.  The warrants have an exercise price of $2.40 and a term of 5 years and provides for cashless exercise after 6 months in the event the shares underlying the warrant are not registered at the time of exercise.

•
In May of 2010, we issued Craig Dionne, our CEO, and Russell Richerson, our COO, an aggregate of 43,479 common shares as payment for their 2009 discretionary bonuses.  The shares were valued at $2.30 which represents their fair market value on the grant date of May 14, 2010.

•
On May 18, 2010, we sold 1,347,500 units resulting in gross proceeds of approximately $2,695,000.  The price per unit was $2.00.  Each unit consists of the following: (i) one common share, and (ii) one half common stock purchase warrant.  The warrants have a term of five years and an exercise price of $3.50.  The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.  The securities purchase agreement, pursuant to which the offering was completed, also contains a 180 days most favored nation provision whereby if we enters into a subsequent financing with another individual or entity on terms that are more favorable to the third party, then at the discretion of the holder, the agreements between us and the investors shall be amended to include such better terms.  The warrants are callable by us assuming the following: (i) our common stock trades above $6.50 for twenty (20) consecutive days; (ii) the daily average minimum volume over such 20 days is 50,000 or greater; and (iii) there is an effective registration statement covering the underlying shares.   We also granted the investors certain piggy-back registration rights.

In connection with the transaction, we incurred a total of $39,500 in fees and expenses.  We also issued warrants to purchase a total of 18,000 shares to our placement agent.  The placement agent warrant has the same terms and conditions as the investor warrant.

As part of the offering, we also agreed to exchange 43,632 units for $87,264 in payables owed to a consultant.  The exchange was on the same terms and conditions as the offering.

As a result of the offering and the exchange, we issued a total of 1,391,132 shares and issued 713,566 warrants.

•
In June of 2010, we issued 100,000 common shares upon the exercise of an outstanding common stock purchase option.  The exercise price of the option was $0.50 per share and we received gross proceeds of $50,000.

•
In June of 2010, we issued warrants to purchase an aggregate of 50,625 common shares.  The warrants were issued as compensation to consultants.  The warrants have an exercise price of $3.50, a term of 5 years, are callable in the event certain conditions are met, and generally have the same terms and conditions as the warrants issued to our investors in the May 18, 2010 offering.

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

GENSPERA, INC.

Date: August 13, 2010	/s/ Craig Dionne
Chief Executive Officer

/s/ Craig Dionne
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on January , 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.06	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09

4.11	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.12**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.13	Form of Common Stock Purchase Warrant – 9/2/09		8-K	10.02	333-153829	9/09/09

4.14	Form of Securities Purchase Agreement – Jan – Mar 2010		10-K	4.27	333-153829	3/31/10

4.15	Form of Common Stock Purchase Warrant Jan – Mar 2010		10-K	4.28	333-153829	3/31/10

4.16	Form of Securities Purchase Agreement – May 18, 2010		8-K	10.01	333-153829	5/25/10

4.17	Form of: (i) Common Stock Purchase Warrant – May 18, 2010 offering, and (ii) June Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.18	Form of Consultant Warrants Issued in May of 2010	*

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	*

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	*

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.