Form 10-Q
period 2010-09-30
GENSPERA INC
filed 2010-11-12
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
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

(210) 479-8112

Registrant’s telephone number, including area code

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

As of November 1, 2010, Registrant had 17,604,465 common shares, $0.0001 par value, issued and outstanding.

GenSpera, Inc.

Table of Contents

ADVISEMENT

We urge you to read this entire Quarterly Report, including the “Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (September 30, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three and nine month periods ended September 30, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2010. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to sell, license or market any of our products;

•	our history of operating losses;

•	our ability to compete against other companies;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to attract and retain key personnel;

•	our ability to obtain adequate financing; and

•	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including Part I, the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part II, Item 1A of this Report, under the caption “Risk Factors”, that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash	$3,900,949	$2,255,311

Total current assets	3,900,949	2,255,311

Fixed assets, net of accumulated depreciation of $3,083 and $708	12,750	15,125

Intangible assets, net of accumulated amortization of $38,368 and $26,858	173,799	157,310

Total assets	$4,087,498	$2,427,746

Liabilities and stockholders' equity (deficit)

Current liabilities:

Accounts payable and accrued expenses	$46,286	$78,198
Accrued interest - stockholder	11,406	8,107
Convertible notes payable - stockholder, current portion	75,000	35,000

Total current liabilities	132,692	121,305

Convertible notes payable - stockholder, long term portion	30,000	70,000
Derivative liabilities	1,955,596	2,290,686

Total liabilities	2,118,288	2,481,991

Commitments and contingencies

Stockholders' equity (deficit):

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 17,604,465 and 15,466,446 shares issued and outstanding	1,760	1,547
Additional paid-in capital	14,734,178	10,135,737
Deficit accumulated during the development stage	(12,766,728)	(10,191,529)

Total stockholders' equity (deficit)	1,969,210	(54,245)

Total liabilities and stockholders' equity (deficit)	$4,087,498	$2,427,746

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2010
(Unaudited)

					Cumulative Period
					from November 21, 2003
					(date of inception) to
	Three Months ended September 30,		Nine Months ended September 30,		September 30,
	2010	2009	2010	2009	2010

Operating expenses:
General and administrative expenses	$340,979	$659,699	$1,514,603	$1,090,671	$4,228,992
Research and development	238,225	878,371	1,329,396	1,812,862	6,840,937

Total operating expenses	579,204	1,538,070	2,843,999	2,903,533	11,069,929

Loss from operations	(579,204)	(1,538,070)	(2,843,999)	(2,903,533)	(11,069,929)

Finance cost	-	(793)	-	(478,886)	(518,675)
Change in fair value of derivative liability	862,395	(86,514)	248,783	(769,625)	(1,181,767)
Interest income (expense), net	7,758	1,257	20,017	(4,218)	3,643

Income (loss) before provision for income taxes	290,949	(1,624,120)	(2,575,199)	(4,156,262)	(12,766,728)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$290,949	$(1,624,120)	$(2,575,199)	$(4,156,262)	$(12,766,728)

Net income (loss) per common share, basic	$0.02	$(0.11)	$(0.15)	$(0.31)

Net loss per common share, diluted - see Note 1	$(0.03)	$(0.11)	$(0.15)	$(0.31)

Weighted average shares outstanding, basic and diluted	17,602,726	14,971,487	16,675,447	13,574,247

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2010
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, November 21, 2003	-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	610	(510)	-	100

Contributed services	-	-	120,000	-	120,000

Net loss	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	(125,127)	(5,027)

Contributed services	-	-	192,000	-	192,000

Stock based compensation	-	-	24,102	-	24,102

Net loss	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	(378,748)	(42,546)

Contributed services	-	-	48,000	-	48,000

Stock based compensation	-	-	24,100	-	24,100

Net loss	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	(505,716)	(97,414)

Contributed services	-	-	144,000	-	144,000

Stock based compensation	-	-	42,162	-	42,162

Net loss	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	(750,786)	(156,322)

Shares sold for cash at $0.50 per share in November, 2007	1,300,000	130	649,870	-	650,000

Shares issued for services	735,000	74	367,426	-	367,500

Contributed services	-	-	220,000	-	220,000

Stock based compensation	-	-	24,082	-	24,082

Exercise of options for cash at $0.003 per share in March and June, 2007	900,000	90	2,610	-	2,700

Net loss	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share on March 7,2008	1,000,000	100	499,900	-	500,000

Sale of common stock and warrants at $1.00 per share - July and August 2008	2,320,000	232	2,319,768	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	15,859

Shares issued for services	100,000	10	49,990	-	50,000

Stock based compensation	-	-	313,743	-	313,743

Contributed services	-	-	50,000	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	20,675

Net loss	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,865	-	51,865

Stock based compensation	-	-	1,530,536	-	1,530,536

Common stock issued for services	86,875	10	104,109	-	104,119

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	667,439	-	667,485

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	174,165

Net loss	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	(10,191,529)	(54,245)

Stock based compensation	-	-	778,836	-	778,836

Sale of common stock and warrants at $1.65 per share - February and March 2010	533,407	53	806,157	-	806,210

Sale of common stock and warrants at $2.00 per share - May 2010	1,347,500	135	2,655,365	-	2,655,500

Common stock and warrants issued as payment of placement fees	43,632	4	(4)	-	-

Common stock issued as payment for patents and license	20,000	2	46,798	-	46,800

Salaries paid with common stock	43,479	4	99,996	-	100,000

Exercise of options and warrants	150,001	15	124,986	-	125,001

Reclassification of derivative liability upon exercise of warrants	-	-	86,307	-	86,307

Net loss	-	-	-	(2,575,199)	(2,575,199)

Balance, September 30, 2010 (Unaudited)	17,604,465	$1,760	$14,734,178	$(12,766,728)	$1,969,210

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2010
(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Nine months ended September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(2,575,199)	$(4,156,262)	$(12,766,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,886	11,667	41,452
Stock based compensation	878,836	1,346,507	3,359,180
Common stock issued for acquisition of license	28,800	-	28,800
Warrants issued for financing costs	-	467,840	467,840
Change in fair value of derivative liability	(248,783)	769,625	1,181,767
Contributed services	-	-	774,000
Amortization of debt discount	-	11,046	20,675
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(28,613)	(51,085)	84,116

Cash used in operating activities	(1,931,073)	(1,600,662)	(6,808,898)

Cash flows from investing activities:
Acquisition of property and equipment	-	(6,246)	(15,833)
Acquisition of intangibles	(10,000)	-	(194,168)

Cash used in investing activities	(10,000)	(6,246)	(210,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	3,461,710	3,829,837	10,689,847
Proceeds from exercise of warrants	125,001	-	125,001
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	(15,000)	(50,000)

Cash provided by financing activities	3,586,711	3,814,837	10,919,848

Net increase in cash	1,645,638	2,207,929	3,900,949
Cash, beginning of period	2,255,311	534,290	-
Cash, end of period	$3,900,949	$2,742,219	$3,900,949

Supplemental cash flow information:
Cash paid for interest	$-	$1,075
Cash paid for income taxes	$-	$-

Non-cash financial activities:
Derivative liability reclassified to equity upon exercise of warrants	$86,307	$-
Common stock issued for acquisition of patent	18,000	-
Common stock units issued as payment of placement fees	-	80,000
Warrants issued as payment for due diligence expenses	-	120,266
Warrants issued as payment of placement fees	-	78,503

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 21, 2003
(INCEPTION) TO SEPTEMBER 30, 2010
(Unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

GenSpera Inc. (“we”, “us”, “our company”, “our”, “GenSpera” or the “Company”) was formed under the laws of the State of Delaware in 2003. We are a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. GenSpera, Inc. is a pharmaceutical company focused on the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder and kidney cancer. Our operations are based in San Antonio, Texas.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through September 30, 2010, we have accumulated losses of $12,766,728.

The accompanying unaudited condensed financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 and from date of inception as a development stage enterprise (November 21, 2003) to September 30, 2010 have been prepared by GenSpera pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

Liquidity

As of September 30, 2010, we had working capital of $3,768,257.  Our cash flow used in operations was $1,931,073 and $1,600,662 for the nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, we had cash on hand of approximately $3,901,000 of which we raised approximately $3,587,000 in the first two quarters of 2010.  Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through 2010.

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

GenSpera incurred research and development expenses of $238,225 and $878,371 for the three months ended September 30, 2010 and 2009, respectively, and $1,329,396 and $1,812,862 for the nine months ended September 30, 2010 and 2009, respectively, and $6,840,937 from November 21, 2003 (inception) through September 30, 2010.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and the exercise of our stock options and warrants. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss.  Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share.

The following is a reconciliation of net income and share amounts used in the computation of loss per share for the three months ended September 30, 2010:

Three Months
Ended
September 30, 2010
Net income used in computing basic net income per share	$290,949
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	862,395
Net loss used in computing diluted net loss per share	$(571,446)

There were 8,959,649 common share equivalents at September 30, 2010 and 7,884,502 at September 30, 2009. For the three and nine months ended September 30, 2010 and 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities as of September 30, 2010:

	Fair Value at	Fair Value Measurement Using
	September 30, 2010	Level 1	Level 2	Level 3

Warrant derivative liability	$1,955,596	—	—	$1,955,596

	$1,955,596	$—	$—	$1,955,596

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the nine months ended September 30, 2010.

2010
Balance at beginning of year	$2,290,686
Additions to derivative instruments	-
Change in fair value of warrant liability	(248,783)
Reclassification to equity upon exercise of warrants	(86,307)

Balance at end of period	$1,955,596

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements, ” which clarifies certain existing disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial condition.

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

During the third quarter of 2010 we issued 8,000 shares of common stock, valued at $18,000, for the acquisition of two patents and we issued 12,000 shares of common stock, valued at $28,800, as payment for a license.

During the nine months ended September 30, 2010, we issued 150,001 shares of common stock upon exercise of an equivalent number of options and warrants and received cash proceeds of $125,001.

As a result of the exercise of 50,001 of the warrants, we have reclassified $86,307 of our warrant derivative liability to paid in capital.

On February 24, 2010, we granted a total of 77,000 common stock options to two directors. The options have a weighted average exercise price of $2.30 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have an aggregate grant date fair value of $54,079, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.245%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the options of 0.625 years. During the three and nine months ended September 30, 2010 we have recorded an expense of $24,125 and $42,152, respectively, related to the fair value of the options that vested or are expected to vest.

On August 14, 2010, we granted a total of 63,000 common stock options to a director. The options have an exercise price of $2.00 per share. Of these options, 25,000 vested upon grant and the balance will vest quarterly over one year. The options lapse if unexercised after five years.  The options have an aggregate grant date fair value of $26,974, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.193%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 88%; and (4) an expected life of the options of 0.45 years. During the three and nine months ended September 30, 2010 we have recorded an expense of $12,739 related to the fair value of the options that vested or are expected to vest.

During the three and nine months ended September 30, 2010 we have recorded a credit of $12,546 and an expense of $221,503, respectively, related to the fair value of the options granted to our chief executive officer and chief operating officer that vested or are expected to vest.

During the three and nine months ended September 30, 2010, we have recorded an expense of $28,116 and $113,167, respectively, related to the fair value of options granted to members of our Scientific Advisory Board that vested during that period.

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

At September 30, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at September 30, 2010 is $1,955,596. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 96%; and (4) an expected life of the warrants of 2 years. We have recorded credits of $862,395 and $266,858 during the three and nine months ended September30, 2010, respectively, related to the change in fair value during those periods.

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

•
Results of Operations — Analysis of our financial results comparing: (i) the third quarter of 2010 to the comparable period in 2009, and (ii) the nine month period ended September 30, 2010 to the comparable period in 2009.

•	Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially.

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

Additionally, we will continue to protect our intellectual property position particularly with regard to the outstanding claims contained within the core PSMA-prodrug patent application in the United States.  We will also continue to prosecute the claims contained in our other patent applications in the United States.

We anticipate that during the remainder of 2010 and the first half of 2011 we will be engaged in conducting the Phase I clinical trial of G-202. The purpose of a Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for the subsequent clinical studies. We are currently conducting the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study at: (i) Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); and (ii) University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator). It is likely that we will expand the Phase I study to another site(s) in the United States early in 2011 so as to facilitate rapid expansion of enrollment into a Phase IB program when we reach the maximum tolerated dose of the drug. This is not expected to have a significant effect on the current projected expenditures in the first half of 2011.

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

In anticipation of the upcoming G-202 Phase II clinical trials, we will manufacture one or more batches of GMP grade G-202 over the coming six months.  The costs for manufacture of this clinical batch of drug are included in the current projected expenditures.

It is estimated that the development of G-202 will occur as follows:

It is estimated that the ongoing Phase I clinical trial will cost an additional $1,200,000 and will be completed in the second quarter of 2011.

We estimate that Phase II clinical studies will cost an additional $7,000,000 and are expected to be completed in the fourth quarter of 2012.  The increase in estimated Phase II costs from previous disclosures is due to the addition of extra Phase II studies into the G-202 clinical development plan. We will need to complete a significant financing before we can embark upon a Phase II clinical program with G-202.

We anticipate that we will license G-202 to a third party during or after Phase II clinical studies.  In the event we are not able or decide not to license G-202, we will proceed with Phase III Clinical trials.  We estimate that Phase III Clinical trials will cost approximately $25,000,000 and will be completed in the fourth quarter of 2015. If all goes as planned, we may expect marketing approval in the second half of 2016 with an additional $3,000,000 spent to get the NDA approved. We do not expect material net cash inflows from our own marketing efforts before late 2016.  The Phase III estimated costs are subject to major revision because we have not yet obtained any efficacy data for our drug in patients and therefore cannot accurately predict what may be the optimal Phase III patient population. The estimates will become more refined as we obtain more clinical data.

We plan to begin development of G-115 in the fourth quarter of 2010 with an anticipated filing of an IND in the third quarter of 2011. The extra costs for preclinical development of G-115 to an IND submission may total up to $2,500,000. We do not plan to expend significant monies into this project until we are assured of monies being available without negatively affecting the G-202 clinical program.

We have identified 4 prodrug candidates: G-202, G-114, G-115 and Ac-GKAFRR-L12ADT. At this time, we are engaged solely in the development of G-202 with development of G-115 expected to begin in the fourth quarter 2010.  It is anticipated that the development of the remaining candidates will not commence until we have sufficient resources to devote to their development.

From inception through September 30, 2010 the vast majority of costs incurred have been devoted to G-202. We estimate that we have incurred costs of approximately $295,000 related to G-114, G-115 and Ac-GKAFRR-L12ADT. Substantially all of these costs were incurred prior to December 2007, at which time we began focusing solely on G-202. We have spent approximately $60,000 during the third quarter of 2010 as we plan to begin development of G-115 in the fourth quarter of 2010. The balance of our costs, aggregating approximately $6,546,000, were incurred in the development of G-202. For the years ended December 31, 2009 and 2008, approximately $2,087,000 and $2,433,000, respectively, were incurred in the development of G-202.  For the nine months ended September 30, 2010 and 2009, we incurred costs of approximately $1,269,000 and $1,813,000, respectively, in the development of G-202.

We have budgeted $3,852,000 in cash expenditures for the twelve month period following September 30, 2010, including (1) $1,300,000 to cover our projected general and administrative expense during this period; and (2) $2,552,000 for research and development activities. Our cash on hand as of September 30, 2010 is sufficient to fund our operations for the next 12 months through September, 2011 after which time we will need to undertake additional financings. These assumptions are based upon operations focused solely on the G-202 Phase I clinical program including manufacture of G-202 in anticipation of the Phase II clinical program.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2009, as compared to those policies disclosed in the December 31, 2008 financial statements except as disclosed in the notes to financial statements or through the nine month period ended September 30, 2010.

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

Result of Operations for Third Quarter of 2010 Compared to Third Quarter of 2009

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenue for the three months ended September, 2010 and 2009, respectively. We do not anticipate any revenues during 2010.

Operating Expenses

Operating expense totaled $579,204 and $1,538,070 for the three months ended September 30, 2010 and 2009, respectively.  The decrease in operating expenses is the result of decreases in both the general and administrative and research and development expense categories as described below.

	Three Months Ended September 30,
	2010	2009
Operating expenses
General and administrative expenses	$340,979	$659,699
Research and development	238,225	878,371
Total expense	$579,204	$1,538,070

General and Administrative Expenses

G&A expenses totaled $340,979 and $659,699 for the three months ended September 30, 2010 and 2009, respectively.  The decrease of $318,720 or 48% for the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to a number of factors, including a decrease in  stock based compensation of approximately $229,000, a decrease in  stock based consulting and professional fees of approximately $201,000, offset by the allocation of 100% of Dr. Dionne’s compensation to G&A in 2010 as opposed to the 50% allocation to G&A for the first three quarters of 2009 (an increase in G& A allocation of $30,000), plus an increase in Dr. Dionne’s compensation of $7,500 in 2010. Professional and other fees increased by approximately $33,000 and travel and entertainment expense increased by approximately $21,000.

Research and Development Expenses

Research and development expenses totaled $238,225 and $878,371 for the three months ended September 30, 2010 and 2009, respectively.  The decrease of $640,146 or 73% for the three months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to decreases in stock based compensation of approximately $699,000 and a decrease attributable to the allocation of 100% of Dr. Dionne’s compensation to G&A as opposed to the 50% allocation to R & D in 2009 (a decrease in R & D allocation of $31,000), partially offset by an increase in other compensation of approximately $5,000 and an increase in third party development costs of approximately $85,000. The decrease in stock based compensation results primarily from stock options that vested upon grant in September 0f 2009.

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

Other Income (Expenses)

Other income (expenses) totaled $870,153 of income for the three months ended September 30, 2010 and $86,050 of expense for the three months ended September 30, 2009.

	Three Months Ended September 30,
	2010	2009
Other expense:
Finance Cost	$-	$(793)
Change in fair value of derivative liability	862,395	(86,514)
Interest income (expense) net	7,758	1,257
Total other income (expenses)	$870,153	$(86,050)

Finance Cost

Expenses related to Finance Cost totaled $0 and $793 for the three months ended September 30, 2010 and 2009, respectively. This cost consists of amortization of debt discount during the 2009 period.

Change in fair value of derivative liability

Change in fair value of derivative liability totaled resulted in income of $862,395 for the three months ended September 30, 2010 and an expense of $86,514 for the same period of 2009.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion on our warrant liabilities.

At September 30, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at September 30, 2010 is $1,955,596. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 96%; and (4) an expected life of the warrants of 2 years. We have recorded income of $862,395 during the three months ended September 30, 2010 related to the change in fair value during that period.

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

Interest expense

We had net interest income of $7,758 and $1,257 for the three months ended September 30, 2010 and 2009, respectively.  The increase in net interest income of $6,501 for the three months ended September 30, 2010 compared to the same period in 2009 was attributable to a decrease in debt outstanding in 2010 and an increase in interest earned on deposits.

Result of Operations for the Nine Months Ended September 30, 2010 Compared to the Same Period of 2009

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenue for the nine months ended September, 2010 and 2009, respectively. We do not anticipate any revenues during 2010.

Operating Expenses

Operating expense totaled $2,843,999 and $2,903,533 for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in operating expenses is primarily the result of a decrease in Research and Development expense partially offset by an increase in General and Administrative Expense.

	Nine Months Ended September 30,
	2010	2009
Operating expenses
General and administrative expenses	$1,514,603	$1,090,671
Research and development	1,329,396	1,812,862
Total expense	$2,843,999	$2,903,533

General and Administrative Expenses

G&A expenses totaled $1,514,603 and $1,090,671 for the nine months ended September 30, 2010 and 2009, respectively.  The increase of $423,932 or 39% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to a number of factors, including the allocation of 100% of Dr. Dionne’s compensation to G&A in 2010 as opposed to the 50% allocation to G&A for the first three quarters of 2009 (an increase in G&A allocation of $95,000), plus an increase in Dr. Dionne’s compensation of $83,000 in 2010. Stock based compensation decreased by approximately $84,000, related primarily to options granted during the third quarter of 2009. Stock based consultant and professional fee expense increased by approximately $142,000 during the 2010 period, related to stock warrants granted during the 2010 period. Professional and other fees increased by approximately $73,000, insurance expense increased by approximately $32,000 and travel and entertainment expense increased by approximately $30,000.

Research and Development Expenses

Research and development expenses totaled $1,329,396 and $1,812,862 for the nine months ended September 30, 2010 and 2009, respectively.  The decrease of $483,466 or 27% for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to a decrease in compensation expense of approximately $561,000 offset by increases in license fees of approximately $29,000 and third party development costs of approximately $49,000. The decrease in compensation was a result of a decrease in stock based compensation of approximately $521,000 offset by an increase in other compensation of approximately $55,000, which was offset by a decrease attributable to the allocation of 100% of Dr. Dionne’s compensation to G&A as opposed to the 50% allocation to R & D in 2009 (a decrease in R & D allocation of $95,000).

Other Expenses

Other income (expenses) totaled $268,800 of income for the nine months ended September 30, 2010 and $1,252,729 of expense for the nine months ended September 30, 2009.

	Nine Months Ended September 30,
	2010	2009
Other expense:
Finance Cost	$-	$(478,886)
Change in fair value of derivative liability	248,783	(769,625)
Interest income (expense) net	20,017	(4,218)
Total other expenses	$268,800	$(1,252,729)

Finance Cost

Expenses related to Finance Cost totaled $0 and $478,886 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2009 we incurred a $415,976 charge for the fair value of additional warrants issued when the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered plus a $51,864 charge for the fair value of additional warrants issued as consideration for the extension of the maturity dates of notes payable. The balance of the cost consisted of the amortization of debt discount. We had no comparable expense during the 2010 period.

Change in fair value of derivative liability

Change in fair value of derivative liability totaled resulted in income of $248,783 for the nine months ended September 30, 2010 and an expense of $769,625 for the same period of 2009.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion on our warrant liabilities.

During the nine months ended September 30, 2010, 50,001 of our warrants subject to derivative accounting were exercised into common stock. We have recorded a net aggregate expense of $18,075 at the dates of exercise related to the change in fair value from January 1, 2010 (for those warrants exercised during the first quarter) or April 1, 2010 (for those warrants exercised during the second quarter) to the dates of exercise. As a result of the exercise of the warrants, we have reclassified $86,307of our warrant derivative liability to paid in capital.

At September 30, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at September 30, 2010 is $1,920,218. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 96%; and (4) an expected life of the warrants of 2 years. We have recorded  income of $266,858 during the nine months ended September 30, 2010 related to the change in fair value during that period.

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

Interest expense

We had net interest income of $20,017 for the nine months ended September 30, 2010 and net interest expense of $4,218 for the same period of 2009. The increase in net interest income of $24,235 for the nine months ended September 30, 2010 compared to the same period in 2009 was attributable to a decrease in debt outstanding in 2010 and an increase in interest earned on deposits.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of our securities. Our currently monthly cash burn rate is $298,000. This will increase to $430,000 in the fourth quarter of 2010 and first quarter of 2011 primarily due to G-202 manufacturing costs but it will then decrease to $212,000 per month for the second and third quarters of  2011. We anticipate that our available cash will be sufficient to finance most of our current activities for at least the next 12 months from September 30, 2010. Assuming monies are available from future financings, we anticipate that we will expend an additional $400,000 per month through the first half of 2011 in the development of G-115.

	Nine Months Ended September 30,
	2010	2009
Cash & Cash Equivalents at Beginning of Period	$2,255,311	$534,290
Cash used in operating activities	$(1,931,073)	$(1,600.662)
Cash used in investing activities	$(10,000)	$(6,246)
Cash provided by financing activities	$3,586,711	$3,814,837
Cash & Cash Equivalents at End of Period	$3,900,949	$2,742,219

Total cash was $3,900,949 and $2,742,219 at September 30, 2010 and 2009, respectively.  The increase of $1,158,730 at September 30, 2010, compared to the same period of 2009, was attributable to capital raised through equity sales in the first half of 2010.

Cash Used in Operating Activities

In our operating activities we used cash of $1,931,073 and $1,600,662 for the nine months ended September 30, 2010 and 2009, respectively. The increase of $330,411 in cash used for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to an increase in losses of $352,883 (after adjusting for non cash items) offset by a decrease in payments for accounts payable of $22,472.

Cash Used in Investing Activities

Cash used in investing activities was $10,000 and $6,246 for the nine months ended September 30, 2010 and 2009, respectively.  We expended $10,000 for patent acquisitions in 2010 and $6,246 for the acquisition of furniture and equipment in 2009.

Cash Provided by Financing Activities

Cash provided by financing activities was $3,586,711 and $3,814,837 for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

General Risks Relating to Our Business and Business Model

We are not profitable, may never be profitable and as a result of our limited operating history, you cannot rely upon our historical performance to make an investment decision.

Since inception in 2003 and through September 30, 2010, we have raised approximately $10,815,000 in capital.  During this same period, we have recorded accumulated losses totaling $12,766,728.  As of September 30, 2010, we had working capital of $3,768,257 and stockholders’ equity of $1,969,210. Our net losses for the two most recent fiscal years ended December 31, 2008 and 2009 have been $3,326,261 and $5,132,827, respectively. Since inception, we have generated no revenue.  We intend to develop our drug compounds through Phase I/II then license our drug compounds to third parties after Phase I/II clinical trials. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products.  Even if we succeed in developing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

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

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are G-202 and G-115 and none of these products are approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and, potentially future offerings. Currently, we believe we have cash on hand to fund our operations until September 30, 2011.  However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include private placements of our equity securities, including our common stock, debt financing or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant depending on the number of shares we may issue and the price per share. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us.  If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

However, we have no committed sources of additional capital and our access to capital funding is always uncertain. This uncertainty is exacerbated due to the current global economic turmoil, which has severely restricted access to the U.S. and international capital markets, particularly for biopharmaceutical and biotechnology companies. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.

We will need to raise additional capital to continue operations.

We currently generate no cash. We have relied entirely on external financing to fund operations. Such financing has come primarily from the sale of our securities.  We have expended and will continue to expend substantial amounts of cash in the development, pre-clinical and clinical testing of our proposed products. We will require additional cash to conduct drug development, establish and conduct pre-clinical and clinical trials and for general working capital needs. We anticipate that we will require an additional $7 million in addition to $2.25 million in operating costs to take our lead drug through Phase II clinical evaluations, which is currently anticipated to occur in the fourth quarter of 2012.

As of September 30, 2010, we had cash on hand of approximately $3,901,000 which we anticipate will fund our operations through September of 2011.  Presently, the Company has an average monthly cash burn rate of $298,000. This will increase to $430,000 in the fourth quarter of 2010 and first quarter of 2011 primarily due to G-202 manufacturing costs but it will then decrease to $212,000 per month for the second and third quarters of 2011. Assuming monies are available from future financings, we will expend an additional $400,000 per month through the first half of 2011 in the development of G-115.

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

We depend on Craig A. Dionne, PhD, our Chief Executive Officer, and Russell Richerson, PhD, our Chief Operating Officer, for our continued operations.

We only have 2 full time employees.  The loss of either Craig A. Dionne, PhD, our Chief Executive Officer, or Russell Richerson, PhD, our Chief Operating Officer, would be detrimental to us. Although we have entered into employment agreements with Messrs. Dionne and Richerson, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment by Messrs. Dionne or Richerson could have a materially adverse effect on our business.  Further, as part of their employment agreements, Messrs. Dionne and Richerson agreed to not compete with us for a certain amount of time following the termination of their employment.  Once the applicable time of these provisions expires, Messrs. Dionne and Richerson may be employed by a competitor of ours in the future.

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

Our current manufacturing process requires acetonitrile.

The current manufacturing process for our compounds requires the common solvent acetonitrile. Beginning in late 2008, there was a worldwide shortage of acetonitrile for a variety of reasons. We observed that during that period of time the available supply of acetonitrile was of variable quality, some of which is not suitable for our purposes.  If we are unable to successfully change our manufacturing methods to avoid the reliance upon acetonitrile, we may incur prolonged production timelines and increased production costs if an acetonitrile shortage was to reoccur. In an extreme case this situation could adversely affect our ability to manufacture our compounds altogether, thus significantly impacting our future operations.

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

Our therapeutic compounds have not been subjected to large scale manufacturing procedures.

To date, G-202 and G-115 have only been manufactured at a scale adequate to supply early stage clinical trials. There can be no assurances that the current procedure for manufacturing G-202 and G-115 will work at a larger scale adequate for commercial needs.  In the event our therapeutic compounds cannot be manufactured in sufficient quantities, our future prospects could be significantly impacted.

We face product liability risks and may not be able to obtain adequate insurance to protect us against losses.

We currently have no products that have been approved for commercial sale. However, the current and future use of our product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials.  However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Our stock price may be particularly volatile because we are a drug development company.

The market prices for securities of biotechnology companies in general, and early-stage drug development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, particularly the results of our clinical trials of G-202;

•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

•
public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;

•	regulatory developments in the United States or foreign countries; and

•	economic and political factors.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become subject to this type of litigation, which is often extremely expensive and diverts management’s attention.

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

Starting in 2007, Section 404 requires a company’s management to assess the company’s internal control over financial reporting annually and include a report on such assessment in our annual report filed with the SEC.  Section 404(b) is not applicable to smaller reporting companies.  Presently we qualify as a smaller reporting company under Section 404(b) and, accordingly, our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of such internal controls.  In the event we cease to qualify as a smaller reporting company, we will be required to expand substantial capital in connection with compliance.

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and will divert time and attention away from revenue generating activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30th, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We will have to comply with these rules by June 15th, 2011. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities which could have an adverse effect on our business.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which currently trades on the OTCQB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”).  Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us the trading price for our common stock and other securities would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline.  If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

We do not intend to pay cash dividends.

We do not anticipate paying cash dividends in the foreseeable future. Accordingly, any gains on your investment will need to come through an increase in the price of our common stock.  The lack of a market for our common stock makes such gains highly unlikely.

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2010, we have issued and outstanding 17,604,465 common shares and we have 14,121,649 common shares reserved for future grants under our equity compensation plans and issuances upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we will be entitled to issue up to 48,273,886 additional common shares and 10,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders.  Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

•
In May of 2010, we issued our Craig Dionne, our CEO, and Russell Richerson, our COO, an aggregate of 43,479 common shares as payment for their 2009 discretionary bonuses.  The shares were valued at $2.30 which represents their fair market value on the grant date of May 14, 2010.

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

•
In July of 2010, we issued 12,000 common shares to Johns Hopkins University and 8,000 common shares to Soren Brogger Christensen, PhD, as partial payment for the license of certain intellectual property.  We valued the issuances at $28,800 and $18,800, respectively.

•
On August 16, 2010, upon joining the board, we granted Bo Jesper Hansen MD Ph.D, options to purchase 63,000 common shares.  The options were granted pursuant to our director compensation plan as compensation for Bo Jesper Hansen MD Ph.D’s service on our Board and related committees.  The options have an exercise price of $2.00 per share and a term of 5 years.  Of the Options granted, 25,000 are vested with the balance vest quarterly over the grant year.  Additionally, we also entered into our standard indemnification agreement with Bo Jesper Hansen MD Ph.D.

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

GENSPERA, INC.

Date: November 12, 2010	/s/ Craig Dionne
Chief Executive Officer

/s/ Craig Dionne
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on January , 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.06	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09

4.11	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.12**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.13	Form of Common Stock Purchase Warrant – 9/2/09		8-K	10.02	333-153829	9/09/09

4.14	Form of Securities Purchase Agreement – Jan – Mar 2010		10-K	4.27	333-153829	3/31/10

4.15	Form of Common Stock Purchase Warrant Jan – Mar 2010		10-K	4.28	333-153829	3/31/10

4.16	Form of Securities Purchase Agreement – May 18, 2010		8-K	10.01	333-153829	5/24/10

4.17	Form of Common Stock Purchase Warrant – May 18, 2010 and June Consultant Warrants		8-K	10.02	333-153829	5/24/10

4.18	Form of Consultant Warrant Issued in May of 2010	*

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.04**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.05**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.06**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.07**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.