Form 10-K
period 2010-12-31
GENSPERA INC
filed 2011-03-30
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to                        .

Commission File Number 333-153829
GENSPERA, INC.
(Exact name of registrant as specified in its charter)
Delaware	20-0438951
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2511 N Loop 1604 W, Suite 204
San Antonio, TX	78258
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code210-479-8112

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $32,749,618.

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at March 15, 2011 was 20,023,402.

DOCUMENTS INCORPORATED BY REFERENCE

None

SUBSEQUENT EVENTS

During January and February of 2011, we sold an aggregate of approximately 2,303,100 units resulting in gross proceeds of $4,145,578.   The price per unit was $1.80.  Each unit consists of: (i) one (1) share of common stock, and (ii) one half (1/2) common stock purchase warrant.

GENSPERA, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc. Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in this Annual Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

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

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors, including but not limited to:

•	the success of our research and development activities, the development of a viable commercial product, and the speed with which regulatory approvals may be achieved;

•	whether or not a market for our products develops and, if a market develops, the rate at which it develops;

•	our ability to successfully sell or license our products if a market develops;

•	our ability to attract and retain qualified personnel;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate growth strategies; and

•	other risks and uncertainties discussed in greater detail in the section captioned “Risk Factors”

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

ITEM 1.               BUSINESS

We are a pharmaceutical development stage company focused on the discovery and development of prodrug cancer therapeutics, which is an emerging medical science. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor.

Our History

We were incorporated in the state of Delaware in 2003.  Our activities during the period of 2004-2007 were limited to the continued prosecution of our relevant patents and the development of our intellectual property.  In early 2008, we purchased certain intellectual property from Johns Hopkins University. Subsequently, Drs. John Isaacs, Soren Christensen, Hans Lilja, and Samuel Denmeade, co-inventors of our technology along with John Hopkins University, assigned us their rights in such inventions.  As of April 2008, we were the sole owners of our intellectual property.

Dr. John Isaacs and Dr. Sam Denmeade serve on our Scientific Advisory Board as Chief Scientific Advisor and Chief Medical Advisor, respectively.  Dr. Soren Christensen and Dr. Hans Lilja also serve on the Company’s Scientific Advisory Board.

The Potential of Our Prodrug Therapies

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

Prodrug chemotherapy is a relatively new approach to cancer treatment that is being investigated as a means to get higher concentrations of cytotoxic agents at the tumor location while avoiding the toxicity of these high doses in the rest of the body. An inactive form of a cytotoxin (referred to as the “prodrug”) is administered to the patient. The prodrug is converted into the active cytotoxin only at the tumor site.

We believe that, if successfully developed, prodrug therapies have the potential to provide an effective therapeutic approach to a broad range of solid tumors. We have proprietary technologies that appear, in animal models, to meet the requirements for an effective prodrug. In addition, we believe that our cytotoxin addresses two drawbacks prevalent with current cancer drugs - it kills slowly- and non-dividing cancer cells as well as rapidly dividing cancer cells, and does not appear to trigger the development of resistance to its effects.

Our Technology

Our technology supports the creation of prodrugs by attaching “masking/targeting agents” (agents that simultaneously mask the toxicity of the cytotoxin and help target the cytotoxin to the tumor) to the cytotoxin “12ADT”, and does so in a way that allows conversion of the prodrug to its active form selectively at the site of tumors. We own patents that contain claims that cover 12ADT as a composition of matter.

Cytotoxin

12ADT is a chemically modified form of thapsigargin, a cytotoxin that kills fast-, slow- and non-dividing cells. Our two issued core patents, both entitled “Tissue Specific Prodrug,” contain claims which cover the composition of 12ADT.

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

How we make our prodrugs

How our prodrugs work

Our Approach

Our approach is to identify specific enzymes that are found at high levels in tumors relative to other tissues in the body. Upon identifying these enzymes, we create peptides that are recognized predominantly by those enzymes in the tumor and not by enzymes in normal tissues. This double layer of recognition adds to the tumor-targeting found in our prodrugs. Because the exact nature of our masking/targeting peptides is so refined and specific, they form the basis for another set of our patents and patent applications on the combination of the peptides and 12ADT.

Our Prodrug Development Candidates

We currently have four prodrug candidates identified based on this technology, as summarized in the table below (at this time we are developing G-202 and G-115):

Prodrug Candidate	Activating enzyme	Target location of activation enzyme	Status

G-202	Prostate Specific Membrane Antigen (PSMA)	The blood vessels of all solid tumors	•	Phase I Clinical Trial is underway

G-114	Prostate Specific Antigen (PSA)	Prostate cancers	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

G-115	Prostate Specific Antigen (PSA)	Prostate cancers	•	Pilot toxicology completed

G-301 (Ac-GKAFRR-L12ADT)	Human glandular kallikrein 2 (hK2)	Prostate cancers	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

Strategy

Business Strategy

We plan to develop a series of therapies based on our prodrug technology platform and bring them through Phase I/II clinical trials.

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

Market and Competitive Considerations

G-202

Our primary focus is the opportunity offered by our lead prodrug candidate, G-202. We believe that we have validated G-202 as a drug candidate to treat various forms of solid tumors; including breast, urinary bladder, kidney and prostate cancer based on the ability of G-202 to cause tumor regression in animal models.  On January 19, 2010, we commenced our first Phase I Clinical Trial on G-202 at University of Wisconsin Carbone Cancer Center in Madison, Wisconsin.  The clinical trial has since expanded to the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins University and the Cancer Therapy and Research Center at the University of Texas Health Science Center in San Antonio.   We are currently conducting the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors.  This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study of which we have already enrolled and dosed 12 patients as of March 15, 2011.  Although our trials are underway, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize G-202.   Notwithstanding, we hope to eventually demonstrate that G-202 is more efficacious than current commercial products that treat solid tumors by disrupting their blood supply.

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

	Estimated Number of	Probability of Developing (birth to death)
Cancer	New Cases 2010	Male	Female
Prostate	217,730	1 in 6	-
Breast	207,090	n/a	1 in 8
Urinary Bladder	70,530	1 in 26	1 in 84
Kidney & Renal Pelvis Cancer	58,240	n/a	n/a

Source: CA Cancer J. Clin 2010; 60; 277-300

G-115

We believe our second prodrug, G-115, will be useful in the treatment of prostate pathologies, specifically prostate cancer. We initiated pilot toxicology studies in the fourth quarter of 2010 with anticipated filing of an Initial New Drug (“IND”) application with the United States Food & Drug Administration (“FDA”) in the second half of 2011.  We believe that G-202 is expected to be useful in the treatment of prostate cancer and recognize that the two prodrugs might appear to be competitive agents.  However, we expect that this potential competition will be minimized as G-202 will be marketed to medical oncologists whereas G-115 would be marketed to urologists, who treat the majority of prostate cancer patients in this and other countries.

The clinical opportunity for our drug candidates

We believe that current anti-angiogenesis drugs (drugs that disrupt the blood supply to tumors) validate the clinical approach and market potential of our drug candidates.  Angiogenesis is the physiological process involving the growth of new blood vessels from pre-existing vessels and is a normal process in growth and development, as well as in wound healing.  Angiogenesis is also a fundamental step in the development of tumors from a clinically insignificant size to a malignant state because no tumor can grow beyond a few millimeters in size without the nutrition and oxygenation that comes from an associated blood supply. Interrupting this process has been targeted as a point of intervention for slowing or reversing tumor growth. A well-known example of a successful anti-angiogenic approach is the recently approved drug, AvastinTM , a monoclonal antibody that inhibits the activity of Vascular Endothelial Growth Factor, which is important for the growth and survival of endothelial cells.

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

G-202 destroys new and existing blood vessels in tumors

Competition

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future.  Although we are not aware of any competitor who is developing a drug that is designed to destroy both the existing and newly growing tumor vasculature in a manner similar to our drug candidates, there are several marketed drugs and drugs in development that attack tumor-associated blood vessels to some degree. For example, AvastinTM   is a marketed product that acts predominantly as an anti-angiogenic agent. ZybrestatTM   is another drug in development that is described as a vascular-disrupting agent that inhibits blood flow to tumors. It is impossible to accurately ascertain how well our drug will compete against these or other products that may be in the marketplace until we have human patient data for comparison.

Other larger and well-funded companies have developed and are developing drug candidates that, if not similar in type to our drug candidates, are designed to address the same patient or subject population.  Therefore, our lead product, other products in development, or any other products we may acquire or in-license may not be the best, the safest, the first to market, or the most economical to make or use.  If a competitor’s product or product in development is better than ours, for whatever reason, then our ability to license our technology could be diminished and our sales could be lower than that of competing products, if we are able to generate sales at all.

Patents and Proprietary Rights

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing on the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable or that we determine to keep as trade secrets. We protect our proprietary information, in part, by the use of confidentiality and assignment of invention agreements with our officers, directors, employees, consultants, significant scientific collaborators and sponsored researchers that generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.  The following table identifies our issued and pending patents with we own and/or license:

Number	Country	Filing Date	Issue Date	Expiration Date	Title
Patents Issued
6,265,540	US	5/19/1998	7/24/2001	5/19/2018	Tissue specific prodrug (PSA)

6,410,514	US	6/7/2000	6/25/2002	6/7/2020	Tissue specific prodrug (PSA)

6,504,014	US	6/7/2000	1/7/2003	6/7/2020	Tissue specific prodrug (TG)

6,545,131	US	7/28/2000	4/8/2003	7/28/2020	Tissue specific prodrug (TG)

7,053,042	US	7/28/2000	5/30/2006	7/28/2020	Activation of peptide prodrugs by HK2

7,468,354	US	11/30/2001	12/23/2008	11/30/2021	Tissue specific prodrug (G-202, PSMA)

7,635,682	US	1/6/2006	12/22/2009	1/6/2026	Tumor activated prodrugs (G-115)

7,767,648	US	11/25/2008	8/3/2010	11/25/2028	Tissue specific prodrug (G-202, PSMA)

7,906,477	US	5/18/2005	3/15/2011	11/18/2023	Activation of peptide prodrugs by HK2

Patents Pending
US 2008/0247950	US	3/15/2007	Pending	N/A	Activation of peptide prodrugs by HK2

US 2010/0120697	US	11/5/2009	Pending	N/A	Tumor Activated Prodrugs (PSA,G-115)

WO 2010/107909	PCT	3/17/2010	Pending	N/A	Methods and compositions for the detection of cancer

Pending Divisional	US	1/10/2011	Pending	N/A	Activation of peptide prodrugs by HK2

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

Manufacturing & Development

12ADT is manufactured by chemically modifying the cytotoxin thapsigargin, which is isolated from the seeds of Thapsia garganica, a plant predominantly found in countries bordering the Mediterranean Sea.  Our prodrugs are manufactured by attaching a specific peptide to 12ADT.

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

Supply of Raw Materials – Thapsibiza SL

To our knowledge, there is only one commercial supplier of Thapsia garganica seeds.  In April 2007, we obtained the proper permits from the United States Department of Agriculture (“USDA”) for the importation of  Thapsia garganica seeds.  In January 2008, we entered into a sole source agreement with, Thapsibiza, SL. (our supplier).  The material terms of the agreement are as follows:

Term	The term of the agreement is for 5 years.

Exclusivity	Thapsibiza shall exclusively provide Thapsia garganica seeds to the Company. The Company has the ability to seek addition suppliers to supplement the supply from Thapsibiza, SL.

Pricing	The price shall be 300 Euro/kg. Thapsibiza may, from time to time, without notice, increase the price to compensate for any increased governmental taxes.

Minimum Order	For so long as the Company continues to develop drugs derived from thapsigargin, the minimum purchase shall be 50kg per harvest period year.

Indemnification
Once the product is delivered to an acceptable carrier, the Company shall be responsible for an injury or damage result from the handling of the product. Prior to delivery, Thapsibiza shall be solely responsible.

FDA Approval Process

Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate.  The results of these studies are submitted to the FDA as part of an IND application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process.  In Phase I, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution and metabolism within the body.  In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase I/II trial.) In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. All adverse events must be reported to the FDA. Monitoring of all aspects of the study to minimize risks is a continuing process.

The results of the preclinical and clinical testing on non-biologic drugs and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (“NDA”) for approval prior to commencement of commercial sales. In responding to an NDA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. There can be no assurance that approvals will be granted on a timely basis, if at all, for any of our proposed products.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries will be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (“EU”) and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

Other Regulations

We are also subject to various U.S. federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our business. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

Employees

As of March 31, 2011 we employed 2 individuals who are also our 2 executive officers, both of whom hold advanced degrees.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports.  These materials are available on the SEC’s web site,  http://www.sec.gov . You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

GENSPERA
2511 N Loop 1604 W, Suite 204
San Antonio, TX78258
Attn: Chief Executive Officer
Tel:210-479-8112

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

Since inception in 2003 and through December 31, 2010, we have raised approximately $11,400,000 in capital.  During this same period, we have recorded accumulated losses totaling $14,449,368.  As of December 31, 2010, we had working capital of $3,414,465 and stockholders’ equity of $1,285,030. Our net losses for the two most recent fiscal years ended December 31, 2010 and 2009 have been $4,257,839 and $5,132,827, respectively. Since inception, we have generated no revenue.  We intend to develop our drug compounds through Phase I/II, and then license our drug compounds to third parties after Phase I/II clinical trials. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products.  Even if we succeed in developing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.

Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our technologies and proposed products; (ii) obtain regulatory approval to commence marketing our products; (iii) achieve market acceptance of our proposed product, if developed; (iv) respond to competition; or (v) operate the business, as management has not previously undertaken such actions as a company. No assurances can be given as to exactly when, if at all, we will be able to fully develop, license, commercialize, market, sell and derive any revenues from our proposed products in development.

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues.  Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are G-202 and G-115.  Neither of these products is approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and potentially future offerings.  As of December 31, 2010, we had cash of $3,671,151.  During January and February of 2011, we completed a sale of our securities resulting in additional proceeds of approximately $3,534,000.  We currently have a cash burn rate of $375,000 per month and this is expected to remain constant through the first two quarters of 2011.  We project that our cash burn rate will increase to $625,000 per month in the last two quarters of 2011 as we embark upon Phase II studies with G-202 and remain at that level through 2012.  Accordingly, based on our cash at December 31, 2010 and cash received during January and February from the sale of our securities, we believe we have sufficient cash on hand to fund our operations until February 2012.  However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us.  If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

We have concentrated our research and development on our prodrug technologies. Our ability to generate revenue and operate profitably will depend on us being able to develop these technologies for human applications. Our technologies are primarily directed toward the development of cancer therapeutic agents. We cannot guarantee that the results obtained in the pre-clinical and clinical evaluation of our therapeutic agents will be sufficient to warrant approval by the FDA.  Even if our therapeutic agents are approved for use by the FDA, there is no guarantee that they will exhibit an enhanced efficacy relative to competing therapeutic modalities such that they will be adopted by the medical community.  Without significant adoption by the medical community, our agents will have limited commercial potential which could harm our ability to generate revenues, operate profitably or remain a viable business.

Inability to complete pre-clinical and clinical testing and trials will impair our viability.

In the first quarter of 2010, we commenced our first clinical trials of G-202 at the University of Wisconsin Carbone Cancer Center in Madison Wisconsin and at the Sydney Kimmel Comprehensive Cancer Center at Johns Hopkins University.  In the first quarter of 2011, we opened a third Phase I clinical trial site at the Cancer Therapy and Research Center at the University of Texas Health Science Center at San Antonio. Although our clinical trials are underway, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

We are a party to employment agreements with each of Craig Dionne, our President and Chief Executive Officer, and Russell Richerson, our Chief Operating Officer.  In the event we terminate the employment of any of these executives, we experience a change in control, or in certain cases, if such executive terminates his employment with us, such executive will be entitled to receive certain severance and related payments.  Additionally, in such instance, certain securities held by Messrs. Dionne and Richerson will become immediately vested and exercisable.  Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and accordingly, our ability to execute our business plan which could have a materially adverse effect to our business.  Also, these provisions may discourage potential takeover attempts.

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

We compete against numerous companies, many of which have substantially greater financial and other resources than us. Several such enterprises have research programs and/or efforts to treat the same diseases we target. Companies such as Merck, Ipsen, Johnson and Johnson, and Sanofi-Aventis, as well as others, have substantially greater resources and experience than we do and are situated to compete with us effectively.  As a result, our competitors may bring competing products to market that would result in a decrease in demand for our product, if developed, which could have a materially adverse effect on the viability of the company.

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

We currently have no internal manufacturing capability, and will rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers. Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop internal manufacturing capabilities or procure third party suppliers. In the event we seek third party suppliers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our prospects and could delay the development of our products. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

Our business is dependent upon securing sufficient quantities of a natural product that currently grows in very specific locations outside of the United States.

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT functions by dramatically raising the levels of calcium inside cells, which leads to cell death. 12ADT is derived from a material called thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third party supplier. There can be no assurances that the countries from which we can secure Thapsia garganica will continue to allow Thapsibiza, SL to collect such seeds and/or export the seeds derived from Thapsia garganicato to the United States. In the event we are no longer able to import these seeds, we will not be able to produce our proposed drug and our business will be adversely affected.

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

The plant Thapsia garganica can cause severe skin irritation when contact is made between the plant and the skin.  In 1978, thapsigargin was determined to be the skin-irritating component of the plant Thapsia garganica. The therapeutic component of our products, including our lead product G-202, is derived from thapsigargin. We obtain thapsigargin from the above-ground seeds of Thapsia garganica. These seeds are harvested by hand and those conducting the harvesting must wear protective clothing and gloves to avoid skin contact. Although we obtain the seeds from a third-party contractor located in Spain, and although the contractor has contractually waived any and all liability associated with collecting the seeds, it is possible that the contractor or those employed by the contractor may suffer medical issues related to the harvesting and subsequently seek compensation from us via, for example, litigation.  No assurances can be given, despite our contractual relationship with the third party contractor, that we will not be the subject of litigation related to the harvesting of the Thapsia garganica.

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

Our proposed products may not be accepted by the health care community.

Our proposed products, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize them. We are attempting to develop products that will likely be first approved for marketing in late stage cancer where there is no truly effective standard of care.  If approved for use in late stage cancer, the drugs will then be evaluated in earlier stage where they would represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. It is too early in the development cycle of the drugs for us to accurately predict our major competitors.  Nonetheless, the degree of market acceptance of any of our developed products will depend on a number of factors, including:

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

We face product liability risks for which we may not be able to obtain adequate insurance to protect us against losses.

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

We rely on our intellectual property, including our issued and applied for patents and our licenses, as the foundation of our business. Our intellectual property rights may come under challenge.  No assurances can be given that, our patents or licenses will survive claims alleging invalidity or infringement on other patents and/or licenses. The viability of our business will suffer if such patent protection becomes limited or is eliminated.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product.  Although our G-202 Phase I clinical trials are underway, we cannot assure you that we will successfully complete the trial.  As of March 15, 2011, we have dosed 12 patients.  It is still too early to predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.   Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company.

Risks Relating To Our Common Stock

Our limited market is relatively illiquid.

On September 18, 2009, our common shares began quotation on the Over-the-Counter Bulletin Board (“OTCBB”) and Pinksheets.  The shares were initially sporadic traded and as a result, we did not consider that a public market for our securities existed.  Commencing in the first quarter of 2010, our common shares began trading regularly but with limited volume.   Accordingly, although a limited public market for our securities now exists, it is still relatively illiquid.  Any prospective investor in our common stock should consider the limited market when making an investment decision as our securities are still relatively illiquid.    No assurances can be given that the trading volume of our common shares will increase or that a liquid public market will ever materialize.   Additionally, due to the limited trading volume, it may be difficult for an investor to sell his shares.

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

Section 404(b) is not applicable to non-accelerated filers.  Presently we qualify as a non-accelerated filer and, accordingly, our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of such internal controls.  In the event we become an accelerated filer, we will be required to expand substantial capital in connection with compliance.

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

Our common stock, which currently trades on the OTCBB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”).  Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2010, we have issued and outstanding 17,604,465 common shares and we have 14,178,392 common shares reserved for future grants under our equity compensation plans and issuances upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we will be entitled to issue up to 48,217,143 additional common shares and 10,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders.  Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Our Officers and Scientific Advisors beneficially own approximately 38% of our outstanding common shares.

Our Officers and Scientific Advisors own approximately 38% of our issued and outstanding common shares. As a consequence of their level of stock ownership, the group retains substantial ability to influence the elect or remove members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

Provisions in Delaware law and executive employment agreements may prevent or delay a change of control.

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

ITEM 2.               PROPERTIES

Our executive offices are located at 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258. We lease this facility consisting of approximately 853 square feet, for $1,528 per month. Our lease expires on September 15, 2012.  There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

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

Market Information

On September 18, 2009 our common shares began quotation on the OTCBB and Pinksheets under the symbol GNSZ.  The shares were initially sporadically traded and as a result, we did not consider that a public market for our securities existed.  Commencing in the first quarter of 2010, our common shares began trading regularly but with limited volume. The following table sets forth, for the periods indicated, the high and low inter-dealer bid price information without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2010
First Quarter	$3.45	$1.60
Second Quarter	$2.80	$2.00
Third Quarter	$2.27	$1.50
Fourth Quarter	$1.99	$1.50

Holders

As of March 15, 2011, our common stock was held by approximately 156 record holders. We believe our actual number of shareholders may be significantly higher as 6,017,612 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2007 Stock Plan, as amended (1)	837,500	$1.22	5,019,021
Equity compensation plans not approved by security holders
2009 Executive Compensation Plan	1,775,000	1.58	-
Total	2,612,500	$1.47	5,019,021

(1)
Our 2007 Stock Plan, as amended, provides for the issuance of up to 1,500,000 common shares during any calendar year.  The plan provides for the issuance of up to 6,000,000 common shares in the aggregate.

GenSpera 2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan (“2009 Plan”) is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2009 Plan authorizes the issuance of up to 1,775,000 shares of our common stock for the foregoing awards.   As of December 31, 2010, we have granted awards under the plan equal to 1,775,000 common shares.  Accordingly, there are no shares available for future awards under the plan.

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

•
In February of 2010, we granted John M. Farah, Jr., PhD, one of our outside directors, options to purchase 39,000 common shares.  The options were granted pursuant to our director compensation plan as compensation for Dr. Farah’s service on our Board and related committees.  The options have an exercise price of $2.14 per share, a term of 5 years and vest quarterly over the grant year.

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

•
On May 18, 2010, we sold 1,347,500 units resulting in gross proceeds of approximately $2,695,000.  The price per unit was $2.00.  Each unit consists of the following: (i) one common share, and (ii) one half common stock purchase warrant.  The warrants have a term of five years and an exercise price of $3.50.  The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.  The securities purchase agreement, pursuant to which the offering was completed, also contains a 180 days most favored nation provision whereby if we enter into a subsequent financing with another individual or entity on terms that are more favorable to the third party, then at the discretion of the holder, the agreements between us and the investors shall be amended to include such better terms.  The warrants are callable by us assuming the following: (i) our common stock trades above $6.50 for twenty (20) consecutive days; (ii) the daily average minimum volume over such 20 days is 50,000 or greater; and (iii) there is an effective registration statement covering the underlying shares.   We also granted the investors certain piggy-back registration rights.

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

•
On August 16, 2010, upon joining the board, we granted Bo Jesper Hansen MD PhD, options to purchase 63,000 common shares.  The options were granted pursuant to our director compensation plan as compensation for Bo Jesper Hansen MD PhD’s service on our Board and related committees.  The options have an exercise price of $2.00 per share and a term of 5 years.  Of the Options granted, 25,000 are vested with the balance vest quarterly over the grant year.

•
On December 22, 2010, we issued options to purchase an aggregate of 157,500 common shares.  The options were issued as a discretionary bonus to certain employees and consultants.   The options have an exercise price of $2.00 and a term of 5 years.  Of the options granted, 10,000 vest quarterly over 2011 with the first vesting date being March 31, 2011 and 147,500 are fully vested as of the grant date.The grants were made from our  2007 Stock Plan.

•
On December 22, 2010, we issued a warrant to 40,000 common shares.  The warrant was issued as compensation to a consultant.  The warrant has an exercise price of $2.00 and a term of 5 years.  The warrant is in substantially the same form as the consultant warrants issued May and June 2010 consultant warrants.

•
On January 27, 2011, we issued options to purchase 25,000 common shares.  The options were issued as partial compensation for legal services related to our intellectual property and for market research with regard to our proposed products.  The options have an exercise price of $1.90 and a term of 5 years.  Of the options granted, 20,000 vest quarterly over 2011 with the first vesting date being March 31, 2011 and 5,000 are fully vested as of the grant date.   The grants were made from our 2007 Stock Plan.

•
On January 21, 2011, we sold 2,074,914 units resulting in gross proceeds of $3,734,840.  The price per unit was $1.80.  Each unit consists of: (i) one (1) share of the common stock, par value $.0001, and (ii) one half (1/2) common stock purchase warrant. Of these units, 339,915 were subscribed at December 31, 2010 with gross proceeds to the Company of $611,847 recorded in the December 31, 2010 financial statements.  The warrants have a term of five years and entitle the holders to purchase the common shares at a price per share of $3.30.  In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date.   The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.  The warrants do not contain any price protection provisions.   The warrants are callable assuming the following: (i) our common stock trades above $5.50 for ten (10) consecutive days; (ii) the daily average minimum volume over such ten (10) days is 15,000 or greater; and (iii) there is an effective registration statement covering the underlying shares.   We also grants the investors certain piggy-back registration rights.

In connection with the offering, we incurred placement agent and finder’s fees in the amount of $114,295 in cash and issued warrants to purchase a total of 63,498 shares at an average exercise price per share of $3.26.  Of the fees incurred, $110,695 was reinvested in the Offering on the same terms and conditions as the investors, resulting in the issuance of 61,498 units.

On February 16, 2011, we sold an additional 166,691 units resulting in gross proceeds of $300,044.  The units contain the same terms as the January 21, 2011 units described above. In connection with the offering, we incurred placement agent and finder’s fees in the amount of $6,403 in cash and issued warrants to purchase a total of 3,558 shares at an exercise price per share of $2.16.

As a result of the offerings, the reinvestment of fees, and the issuance of placement agent and finder’s warrants, we issued a total of 2,303,103 shares and 1,218,610 common stock purchase warrants.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of MD&A.

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing 2010 to 2009.

•	Liquidity and Capital Resources — A discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this Annual Report. Our actual results may differ materially.

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

Business Strategy

Our business strategy is to develop a series of therapeutics based on our target-activated prodrug technology platform and bring them through Phase I/II clinical trials. At that point, we plan to license the rights to further development of the drug candidates to major pharmaceutical companies. We believe that major pharmaceutical companies see significant value in drug candidates that have passed one or more phases of clinical trials, and these organizations have the resources and expertise to finalize drug development and market the drugs.

Plan of Operation

Management believes that the best way to increase shareholder value in the short and long-term is to stay focused on the efficient clinical development of G-202 as our highest priority. Consequently, the preclinical and clinical development of our second drug, G-115, will only occur when we are assured that expenditures in this area will not impede progress with G-202.

For the manufacture of G-202, we have secured a stable supply of source material (Thapsia garganica seeds) from which thapsigargin is isolated, have a sole source agreement with a European supplier, Thapsibiza, SL, and have obtained the proper import permits from the USDA for these materials. We have also identified a clinically and commercially viable formulation for G-202 and have manufactured sufficient G-202 to supply our Phase I clinical needs. In anticipation of the upcoming G-202 Phase II clinical trials, we will complete manufacture of GMP grade G-202 over the next three months.  The costs for manufacture of this clinical batch of drug are included in the current projected expenditures.

On June 23, 2009, we submitted our first IND for G-202 to the FDA.  On September 4, 2009, we received approval from the FDA for our IND in order to commence clinical trials.  Although we have received approval from the FDA to commence trials, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. Over the next twelve months we plan to focus on clinical trials of G-202 in cancer patients.

Additionally, we will continue to protect our intellectual property position particularly with regard to the outstanding claims contained within the core PSMA-prodrug patent application in the United States. We will also continue to prosecute the claims contained in our other patent applications in the United States.

We anticipate that during the first half of 2011 we will be engaged in conducting the Phase I clinical trial of G-202. The purpose of a Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for the subsequent clinical studies. We are currently conducting the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study at: (i) Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); (ii) University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator); and (iii) Cancer Therapy and Research Center at the University of Texas Health Science Center in San Antonio (Devalingam Mahalingam, MD PhD as Principal Investigator).  The Phase I clinical protocol has been modified to accommodate enrollment of up to 18 additional patients in a Phase IB component of the study to evaluate the drug’s safety and tolerability and possible efficacy in a broader patient population consisting primarily of prostate cancer patients who have previously failed treatment with chemotherapeutic agents.

Assuming successful completion of the Phase I clinical trial, we expect to conduct several Phase II clinical trials to determine the therapeutic efficacy of G-202 in cancer patients.  Although we believe that G-202 will be useful across a wide variety of cancer types, it is usually most efficient and medically prudent to evaluate a drug candidate in a single tumor type within a single trial. We are developing a Phase II clinical protocol for the treatment of castrate-resistant pre-chemotherapy prostate cancer patients to be conducted in the US with additional sites in the UK. This trial will have an advantage of demonstrating approval by European regulatory agencies for the use of G-202 in patients and is expected to launch in Q3 2011. We are also evaluating Phase II trial designs in other tumor types and expect  to conduct up to four separate concurrent Phase II studies in different tumor types over a time span of 18 months.

We estimate that the development of G-202 will occur as follows:

It is estimated that the ongoing Phase I clinical trial will cost an additional $400,000 and will be completed in the second quarter of 2011.  Based on our cash at December 31, 2010 and cash received during January and February from the sale of our securities, we believe we have sufficient cash on hand to fund our operations until February 2012.

We anticipate that we will require an additional $6.25 million (full operations and clinical trial costs) to complete Phase II clinical evaluations with G-202, which is currently anticipated to occur in the fourth quarter of 2012. These costs are based on the assumption that we will conduct up to four concurrent Phase II evaluations in different cancer indications. An additional $3 million will be required to fully develop G-115 through preclinical development and Phase I clinical evaluation. We will need to complete a significant financing before we can complete our anticipated clinical development programs with G-202 and G-115.

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

We began development of G-115 in the fourth quarter of 2010 with an anticipated filing of an IND in the third quarter of 2011. The extra costs for preclinical development of G-115 to an IND submission may total up to $2,500,000.  In the event management determines that the clinical development of G-115 would delay or negatively affect the G-202 clinical program as a result of scarce resources or capital, we will defer the development of G-115 until such time as we secure additional capital and resources.

We have identified 4 prodrug candidates: G-202, G-114, G-115 and G-301 (formerly designated as Ac-GKAFRR-L12ADT). At this time, we are engaged primarily in the development of G-202 together with metered early development of G-115.  It is anticipated that the development of the remaining candidates will not commence until we have sufficient resources to devote to their development.

We have budgeted $5,980,000 in cash expenditures for the twelve month period following December 31, 2010, including (1) $1,460,000 to cover our projected general and administrative expense during this period; and (2) $4,520,000 for research and development activities. Based on our cash at December 31, 2010 and cash received during January and February from the sale of our securities, we believe we have sufficient cash on hand to fund our operations until February 2012, after which time we will need to undertake additional financings. These assumptions are based upon operations focused solely on the G-202 Phase I clinical program including manufacture of G-202 in anticipation of the Phase II clinical program.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2010, as compared to those policies disclosed in the December 31, 2009 financial statements except as disclosed in the notes to financial statements.

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

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenue

We did not have revenue during the years ending December 31, 2010 and 2009.  We do not anticipate any revenues during 2011.

Operating Expenses

Operating expense totaled $4,172,634 and $3,511,981 during 2010 and 2009, respectively.  The increase in operating expenses is the result of the following factors.

Change in
2010
Versus 2009
2010	2009	$	%
Operating Expenses
General and administrative expenses	$2,173,247	$1,424,847	$748,400	53%
Research and development, net	1,999,387	2,087,134	(87,747)	(4)%
Total expense	$4,172,634	$3,511,981	$660,653	19%

General and Administrative Expenses

G&A expenses totaled $2,173,247 and $1,424,847 during 2010 and 2009, respectively. The increase of $748,400 or 53% for 2010 compared to 2009 was primarily attributable to a number of factors, including the allocation of 100% of Dr. Dionne’s compensation to G&A in 2010 as opposed to the 50% allocation to G&A for the first three quarters of 2009 (an increase in G&A allocation of $95,000), plus an increase in Dr. Dionne’s compensation of $90,000 in 2010. Stock based compensation decreased by approximately $173,000, related primarily to options granted during the third quarter of 2009. Stock based consultant and professional fee expense increased by approximately $420,000 during the 2010 period, related to stock warrants granted during the 2010 period. Professional and other fees increased by approximately $136,000, insurance expense increased by approximately $65,000 and travel and entertainment expense increased by approximately $24,000.

Research and Development Expenses

Net research and development expenses totaled $1,999,387 and $2,087,134 during 2010 and 2009, respectively. The decrease of $87,747 or 4% for 2010 compared to 2009 was primarily attributable to a decrease in compensation expense of approximately $614,000 offset by increases in license fees of approximately $29,000 and third party development costs of approximately $511,000 (net of $244,000 of grants received). The decrease in compensation was a result of a decrease in stock based compensation of approximately $579,000 and a decrease attributable to the allocation of 100% of Dr. Dionne’s compensation to G&A as opposed to the 50% allocation to R & D in 2009 (a decrease in R & D allocation of $95,000), offset by an increase in other compensation of approximately $60,000. Our third party development costs for 2010 include approximately $479,000 of costs  related to the development of G-115 in 2010, with no costs expended for G-115 in 2009.

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

Other Expenses

Other expenses totaled $85,205 and $1,620,846 for 2010 and 2009, respectively.

			Change in
			2010
			Versus 2009
	2010	2009	$	%
Other Expenses
Financing Cost	$-	$(478,886)	$478,886	100%
Change in fair value of derivative liability	(109,654)	(1,140,094)	1,030,440	90%
Interest income (expense)	24,449	(1,866)	26,315	1396%
Total expense	$(85,205)	$(1,620,846)	$1,535,641	95%

Finance Cost

Finance Cost totaled $0 and $478,886 during 2010 and 2009, respectively. During 2009 we incurred a $415,976 charge for the fair value of additional warrants issued when the anti-dilution provisions in our warrants issued during the July and August 2008 financing were triggered plus a $51,864 charge for the fair value of additional warrants issued as consideration for the extension of the maturity dates of notes payable. The balance of the cost consisted of the amortization of debt discount. We had no comparable expense during 2010.

Change in fair value of derivative liability

The charge for the change in fair value of derivative liability totaled $109,654 and $1,140,094 during 2010 and 2009, respectively. The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion on our warrant liabilities.

During 2010, 50,001 of our warrants subject to derivative accounting were exercised into common stock. We have recorded a net aggregate expense of $18,075 at the dates of exercise related to the change in fair value from January 1, 2010 (for those warrants exercised during the first quarter) and April 1, 2010 (for those warrants exercised during the second quarter) to the dates of exercise. As a result of the exercise of the warrants, we have reclassified $86,307 of our warrant derivative liability to paid in capital.

At December 31, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at December 31, 2010 was $2,314,033. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 93%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $91,579 during the year ended December 31, 2010 related to the change in fair value during that period.

Interest income (expense)

We had net interest income of $24,449 for the year ended December 31, 2010 and net interest expense of $1,866 for the year ended December 31, 2009. The increase in net interest income of $26,315 for 2010 compared to 2009 was attributable to a decrease in debt outstanding in 2010 and an increase in interest earned on deposits.

Net Loss

Net losses for 2010 and 2009 were $4,257,839 and $5,132,827, respectively, resulting from the expenses described above.

Liquidity and Capital Resources

Since our inception, we have financed our operations mainly through the private placement of our securities. At December 31, 2010 we had cash on hand of approximately $3,671,000 and raised an additional $3,534,000 in the first quarter of 2011. We currently have a cash burn rate of $375,000 per month and this is expected to remain constant through the first two quarters of 2011.  We project that our cash burn rate will increase to $625,000 per month in the last two quarters of 2011 as we embark upon Phase II studies with G-202 and remain at that level through 2012.  Accordingly, based on our cash at December 31, 2010 and cash received during January and February from the sale of our securities, we believe we have sufficient cash on hand to fund our operations until February 2012 assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.

			Change in
			2010
			Versus 2009
	2010	2009	$	%
Cash & Cash Equivalents	$3,671,151	$2,255,311	$1,415,840	63%
Net cash used in operating activities	$(2,769,217)	$(2,010,483)	$(758,734)	38%
Net cash used in investing activities	$(10,000)	$(15,833)	$5,833	37%
Net cash provided by financing activities	$4,195,057	$3,747,337	$447,720	12%

Net Cash Used in Operating Activities

In our operating activities we used $2,769,217 and $2,010,483 during 2010 and 2009, respectively. The increase of $758,734 in cash used during 2010 compared to 2009 was attributable to an increase in losses of $971,461 (after adjusting for non-cash items) offset by a decrease in payments for accounts payable of $212,727.

Net Cash Used in Investing Activities

Cash used in investing activities was $10,000 and $15,833 for 2010 and 2009, respectively.  We expended $10,000 for patent acquisitions in 2010 and $15,833 for the acquisition of furniture and equipment in 2009.

Net Cash Provided by Financing Activities

During 2010 and 2009 we raised approximately $4,195,000 and $3,797,000 through the sale of our securities.

Listed below are key financing transactions we have entered into since January 1, 2009 through March 15, 2011.

•	In February and April of 2009, we sold 500,000 units resulting in gross proceeds of approximately $750,000.

•	In June and July of 2009, we sold 2,025,344 units resulting in gross proceeds of approximately $3,038,000.

•	In September of 2009, we sold 140,002 units resulting in gross proceeds of approximately $210,000.

•	In January and March of 2010, we sold 553,407 units resulting in gross proceeds of approximately $880,000.

•	In May of 2010, we sold 1,347,500 units resulting in gross proceeds of approximately $2,695,000.

•	In January and February of 2011, we sold 2,303,100 units resulting in gross proceeds of $4,146,000 (of which approximately $612,000 had been received as of December 31, 2010).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GenSpera Inc.
San Antonio, TX

We have audited the accompanying balance sheets of GenSpera Inc., a development stage company, as of December 31, 2010 and 2009, and the related statements of losses, statement of stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2010 and the period November 21, 2003 (date of inception) through December 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenSpera Inc., a development stage company, at December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 and the period November 21, 2003 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
New York, New York
March 30, 2011

GENSPERA INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets

Current assets:
Cash	$3,671,151	$2,255,311

Total current assets	3,671,151	2,255,311

Fixed assets, net of accumulated depreciation of $3,874 and $708	11,959	15,125

Prepaid fees	3,500	-
Intangible assets, net of accumulated amortization of $43,029 and $26,858	169,139	157,310

Total assets	$3,855,749	$2,427,746

Liabilities and stockholders' equity (deficit)

Current liabilities:

Accounts payable and accrued expenses	$139,169	$78,198
Accrued interest - stockholder	12,517	8,107
Convertible note payable - stockholder, current portion	105,000	35,000

Total current liabilities	256,686	121,305

Convertible notes payable - stockholder, long term portion	-	70,000
Warrant derivative liabilities	2,314,033	2,290,686

Total liabilities	2,570,719	2,481,991

Commitments and contingencies

Stockholders' equity (deficit):

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 17,604,465 and 15,466,446 shares issued and outstanding, respectively as of December 31, 2010 and 2009	1,760	1,547
Common stock subscribed	611,846	-
Additional paid-in capital	15,120,792	10,135,737
Deficit accumulated during the development stage	(14,449,368)	(10,191,529)

Total stockholders' equity (deficit)	1,285,030	(54,245)

Total liabilities and stockholders' equity (deficit)	$3,855,749	$2,427,746

See accompanying notes to audited financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENTS OF LOSSES FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2010

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Years ended December 31,		December 31,
	2010	2009	2010

Operating expenses:
General and administrative expenses	$2,173,247	$1,424,847	$4,887,636
Research and development	2,243,866	2,087,134	7,755,407
Research and development grant received	(244,479)		(244,479)

Total operating expenses	4,172,634	3,511,981	12,398,564

Loss from operations	(4,172,634)	(3,511,981)	(12,398,564)

Finance cost	-	(478,886)	(518,675)
Change in fair value of derivative liability	(109,654)	(1,140,094)	(1,540,204)
Interest income (expense), net	24,449	(1,866)	8,075

Loss before provision for income taxes	(4,257,839)	(5,132,827)	(14,449,368)

Provision for income taxes	-	-	-

Net loss	$(4,257,839)	$(5,132,827)	$(14,449,368)

Net loss per common share, basic and diluted	$(0.25)	$(0.37)

Weighted average shares outstanding	16,909,610	14,035,916

See accompanying notes to audited financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2010

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Balance, November 21, 2003	-	$-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	610	(510)	-	-	100

Contributed services	-	-	120,000	-	-	120,000

Net loss	-	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	-	(125,127)	(5,027)

Contributed services	-	-	192,000	-	-	192,000

Stock based compensation	-	-	24,102	-	-	24,102

Net loss	-	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	-	(378,748)	(42,546)

Contributed services	-	-	48,000	-	-	48,000

Stock based compensation	-	-	24,100	-	-	24,100

Net loss	-	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	-	(505,716)	(97,414)

Contributed services	-	-	144,000	-	-	144,000

Stock based compensation	-	-	42,162	-	-	42,162

Net loss	-	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	-	(750,786)	(156,322)

Shares sold for cash at $0.50 per share in November, 2007	1,300,000	130	649,870	-	-	650,000

Shares issued for services	735,000	74	367,426	-	-	367,500

Contributed services	-	-	220,000	-	-	220,000

Stock based compensation	-	-	24,082	-	-	24,082

Exercise of options for cash at $0.003 per share in March and June, 2007	900,000	90	2,610	-	-	2,700

Net loss	-	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	-	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share on March 7,2008	1,000,000	100	499,900	-	-	500,000

Sale of common stock and warrants at $1.00 per share - July and August 2008	2,320,000	232	2,319,768	-	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	-	15,859

Shares issued for services	100,000	10	49,990	-	-	50,000

Stock based compensation	-	-	313,743	-	-	313,743

Contributed services	-	-	50,000	-	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	-	20,675

Net loss	-	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	-	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	-	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,865	-	-	51,865

Stock based compensation	-	-	1,530,536	-	-	1,530,536

Common stock issued for services	86,875	10	104,109	-	-	104,119

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	667,439	-	-	667,485

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	-	174,165

Net loss	-	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	-	(10,191,529)	(54,245)

Stock based compensation	-	-	1,165,450	-	-	1,165,450

Sale of common stock and warrants at $1.65 per share - February and March 2010	533,407	53	806,157	-	-	806,210

Sale of common stock and warrants at $2.00 per share - May 2010	1,347,500	135	2,655,365	-	-	2,655,500

Common stock and warrants issued as payment of placement fees	43,632	4	(4)	-	-	-

Common stock issued as payment for patents and license	20,000	2	46,798	-	-	46,800

Common stock and warrants subscribed	-	-	-	611,846	-	611,846

Salaries paid with common stock	43,479	4	99,996	-	-	100,000

Exercise of options and warrants	150,001	15	124,986	-	-	125,001

Reclassification of derivative liability upon exercise of warrants	-	-	86,307	-	-	86,307

Net loss	-	-	-	-	(4,257,839)	(4,257,839)

Balance, December 31, 2010	17,604,465	$1,760	$15,120,792	$611,846	$(14,449,368)	$1,285,030

See accompanying notes to audited financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2010

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Years ended December 31,		December 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(4,257,839)	$(5,132,827)	$(14,449,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,337	16,055	46,903
Stock based compensation	1,265,450	1,634,655	3,745,794
Common stock issued for acquisition of license	28,800	-	28,800
Warrants issued for financing costs	-	467,840	467,840
Change in fair value of derivative liability	109,654	1,140,094	1,540,204
Contributed services	-	-	774,000
Amortization of debt discount	-	11,046	20,675
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	65,381	(147,346)	178,110

Cash used in operating activities	(2,769,217)	(2,010,483)	(7,647,042)

Cash flows from investing activities:
Acquisition of property and equipment	-	(15,833)	(15,833)
Acquisition of intangibles	(10,000)	-	(194,168)

Cash used in investing activities	(10,000)	(15,833)	(210,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	4,073,556	3,797,337	11,301,693
Proceeds from exercise of warrants	125,001		125,001
Prepaid stock issue costs	(3,500)		(3,500)
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	(50,000)	(50,000)

Cash provided by financing activities	4,195,057	3,747,337	11,528,194

Net increase in cash	1,415,840	1,721,021	3,671,151
Cash, beginning of period	2,255,311	534,290	-
Cash, end of period	$3,671,151	$2,255,311	$3,671,151

Supplemental cash flow information:
Cash paid for interest	$45	$3,537
Cash paid for income taxes	$-	$-

Non-cash financial activities:
Derivative liability reclassified to equity upon exercise of warrants	$86,307	$-
Common stock issued for acquisition of patent	$18,000	$-
Common stock units issued as payment of placement fees	$-	$80,000
Warrants issued as payment for due diligence expenses	$-	$120,266
Warrants issued as payment of placement fees	$-	$78,503
Common stock issued as payment of convertible note	$-	$163,600
Accrued interest paid with common stock	$-	$10,565

See accompanying notes to audited financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD FROM NOVEMBER 21, 2003
(INCEPTION) TO DECEMBER 31, 2010

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

GenSpera Inc. (“we”, “us”, “our company “, “our”,“GenSpera” or the “Company” ) was formed under the laws of the State of Delaware in 2003. We are a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. GenSpera, Inc. is a pharmaceutical company focused on the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder and kidney cancer. Our operations are based in San Antonio, Texas.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through December 31, 2010, we have accumulated losses of $14,449,368.

Liquidity

Our financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2010, we had working capital (current assets in excess of current liabilities) of $3,414,465.  Our cash flow used in operations was $2,769,217 and $2,010,483 for the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, we had cash on hand of approximately $3,671,000 and raised an additional $3,534,000 in the first quarter of 2011.  Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through 2011.

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

GenSpera incurred research and development expenses of $2,243,866, $2,087,134 and $7,755,407 for the years ended December 31, 2010 and 2009, and from November 21, 2003 (inception) through December 31, 2010, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits. At December 31, 2010, deposits exceeded current insurance limits by approximately $3,057,000.

Intangible Assets

Intangible assets consist of issued patents and patent applications pending worldwide (see Note 5). These patents and patent applications cover the intellectual property underlying our technology. The assets are recorded at cost. The patents are being amortized on the straight line basis over their estimated useful lives of twelve to seventeen years.

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

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 9,159,371 common share equivalents at December 31, 2010 and 7,648,684 at December 31, 2009. For the years ended December 31, 2010 and 2009, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities as of December 31, 2010:

	Fair Value at	Fair Value Measurement Using
	December 31, 2010	Level 1	Level 2	Level 3

Warrant derivative liability	$2,314,033	$—	$—	$2,314,033

	$2,314,033	$—	$—	$2,314,033

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the years ended December 31, 2010 and 2009.

	2010	2009
Balance at beginning of year	$2,290,686	$-
Additions to derivative instruments	-	1,150,593
Change in fair value of warrant liability	109,654	1,140,093
Reclassification to equity upon exercise of warrants	(86,307)	-
Balance at end of period	$2,314,033	$2,290,686

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

In February 2010, the FASB issued FASB ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements,” which clarifies certain existing evaluation and disclosure requirements in ASC 855 “Subsequent Events” related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effectively immediately. The new guidance does not have an effect on the Company’s results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” which clarifies certain existing disclosure requirements in ASC 820 “Fair Value Measurements and Disclosures,” and requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

During January and March 2010, we entered into securities purchase agreements with a number of accredited investors.  Pursuant to the terms of the agreements, we sold 533,407 units resulting in gross proceeds of approximately $880,000.  The price per unit was $1.65.  Each unit consists of: (i) one share of common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.10.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions. We incurred placement agent fees of $73,790 in connection with the transaction. We also issued a total of 42,673 additional common stock purchase warrants as compensation.  The warrants have the same terms as the investor warrants except that 12,160 warrants have an exercise price of $2.20 and 30,513 warrants have an exercise price of $2.94.

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

During December 2010 we entered into securities purchase agreements with a number of accredited investors.  Pursuant to the terms of the agreements, we received $611,847 in proceeds from the subscriptions for 339,915 units.  The price per unit was $1.80.  Each unit consists of: (i) one share of common stock; and (ii) one half common stock purchase warrant.  The warrants have a term of five years and allow the investors to purchase our common shares at a price per share of $3.30.  The warrants also contain anti-dilution protection in the event of stock splits, stock dividends and other similar transactions.

During the third quarter of 2010 we issued 8,000 shares of common stock, valued at $18,000, for the acquisition of two patents and we issued 12,000 shares of common stock, valued at $28,800, as payment for a license.

During 2010, we issued 150,001 shares of common stock upon exercise of an equivalent number of options and warrants and received cash proceeds of $125,001.

As a result of the exercise of 50,001 of the warrants, we have reclassified $86,307 of our warrant derivative liability to paid in capital.

During February and March 2010, we granted a total of 77,000 common stock options to two directors. The options have a weighted average exercise price of $2.30 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have an aggregate grant date fair value of $54,079, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.245%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 99%; and (4) an expected life of the options of 0.625 years.
During the year ended December 31, 2010 we have recorded an expense of $49,308 related to the fair value of the options that vested or are expected to vest.

On August 14, 2010, we granted a total of 63,000 common stock options to a director. The options have an exercise price of $2.00 per share. Of these options, 25,000 vested upon grant and the balance will vest quarterly over one year. The options lapse if unexercised after five years.  The options have an aggregate grant date fair value of $26,974, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.193%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 88%; and (4) an expected life of the options of 0.38 years. During the year ended December 31, 2010 we have recorded an expense of $16,805 related to the fair value of the options that vested or are expected to vest.

During the year ended December 31, 2010 we have recorded an expense of $294,645 related to the fair value of the 2009 options granted to our chief executive officer and chief operating officer that vested or are expected to vest.

During the year ended December 31, 2010, we have recorded an expense of $145,926 related to the fair value of options granted to members of our Scientific Advisory Board that vested during that period.

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

During December 2010, we granted a total of 157,500 common stock options and 40,000 common stock warrants for professional, legal and consulting services. The options and warrants have a weighted average exercise price of $2.00 per share. Of these options and warrants, 185,500 vested upon grant and 10,000 vests quarterly during 2011. The options and warrants lapse if unexercised after five years.  We have recorded an expense of $269,491 related to the fair value of the options and warrants that vested or are expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.125%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 93%; and (4) an expected life of the warrants of 5 years.

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

NOTE 3 -CONVERTIBLE NOTES PAYABLE

We have executed five convertible notes with our president and chief executive officer pursuant to which we have borrowed an aggregate of $155,000 ($105,000 principal balance outstanding at December 31, 2010). The notes bear an interest rate of 4.2% and mature at various dates through December 6, 2011. On March 7, 2008, we issued 31,718 shares of common stock as payment of accrued interest in the amount of $15,859. During 2009, we made cash payments aggregating $53,458, retiring two notes with a principal amount of $50,000, plus accrued interest of $3,458. Accrued interest at December 31, 2010 and 2009 was $12,517 and $8,107, respectively. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

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

In accordance with ASC 740 “Debt”, a portion of the proceeds were allocated to the warrants based on their relative fair value, which totaled $20,675 using the Black Scholes option pricing model. This amount has been recorded as a debt discount and has been amortized over the term of the debenture. We determined that there was no beneficial conversion feature attributable to the convertible debenture since the effective conversion price was greater than the value of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 100%, (3) risk-free interest rate of 2.9%, and (4) expected life of 2 years.

Principal amounts of the notes mature as follows:

Years ended December 31,
2011	$105,000

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

At December 31, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at December 31, 2010 was $2,314,033. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 93%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $91,579 during the year ended December31, 2010related to the change in fair value during that period.

At December 31, 2009, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at December 31, 2009 was $2,290,686. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 98%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $1,140,094 during the year ended December 31, 2009 related to the change in fair value during that period.

NOTE 5 – INTELLECTUAL PROPERTY

We have acquired know-how, pre-clinical data, development data and related patent portfolios for a series of technologies that relate to targeted, potentially curative treatments for a variety of human cancers. We currently own issued patents and patent applications. The previous owner of the intellectual property, John Hopkins University, agreed to assign the patents underlying the technology to our co-founders (the “Assignee Co-Founders”) in return for their assumption of future patent fees and costs, and patent attorney fees and costs, associated with all of the assigned technology. In exchange for us continuing to pay for these future costs, the Assignee Co-Founders entered into world-wide, exclusive option agreements with us. In April 2008, upon the reimbursement of approximately $122,778 in previously-paid patent costs, fees and expenses to John Hopkins University, the Assignee Co-Founders assigned to GenSpera all right, title, and interest in and to the intellectual property, and GenSpera subsequently recorded these assignments in the United States Patent & Trademark Office. By virtue of the April 2008 assignments, GenSpera has no further financial obligations to the Assignee Co-Founders or to John Hopkins University with regard to the assigned intellectual property. These reimbursement costs were required to be paid by the Assignee Co-Founders to Johns Hopkins University. As part of our agreements with the Assignee Co-Founders, we have provided these reimbursement costs directly to the Assignee Co-Founders specifically for reimbursement to Johns Hopkins University. Because these payments have been made by us to the Assignee Co-Founders, this may trigger a taxable event such that the Assignee Co-Founders may be required to pay Federal and state taxes (if any) based upon our payment of the reimbursement costs to the Assignee Co-Founders. Therefore, as part of our agreements with the Assignee Co-Founders, we have further provided additional funds to cover applicable Federal and state taxes (if any) associated with the reimbursement payments. Under our agreement with the Assignee Co-Founders, we will not be required to make any other future payments, including fees, milestone or royalty fees, to either Johns Hopkins University or the Assignee Co-Founders.

On March 10, 2008, we paid an aggregate of $184,167 to acquire the issued patents and patent applications described above. Additionally, during the third quarter of 2010 we issued 8,000 shares of common stock, valued at $18,000, for the acquisition of two patents.

Amortization expense recorded during the years ended December 31, 2010 and 2009 was $16,171 and $15,347, respectively.

Amortization expense for each on the next five fiscal years is estimated to be $16,995 per year.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2009	December 31, 2009
Office equipment	$15,833	$15,833
Accumulated depreciation	(3,874)	(708)
Carrying value	$11,959	$15,125

Depreciation expense was $3,166 and $708 for the years ended December 31, 2010 and 2009, respectively.

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

Transactions involving our stock options are summarized as follows:

	2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	2,415,000	$1.35	515,000	$0.51
Granted during the period	297,500	2.08	1,900,000	1.58
Exercised during the period	(100,000)	0.50	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	2,612,500	$1.47	2,415,000	$1.35
Exercisable at end of the period	1,952,750	$1.32	1,480,000	$1.25

At December 31, 2010 employee options outstanding totaled 2,130,000 with a weighted average exercise price of $1.52. These options had an intrinsic value of $1,155,150 and a weighted average remaining contractual term of 5.8 years. Of these options, 1,480,250 are exercisable at December 31, 2010, with an intrinsic value of $869,350 and a remaining weighted average contractual term of 5.8 years. Compensation cost related to the unvested employee options not yet recognized is $190,305 at December 31, 2010. We have estimated that $190,305 will be recognized during 2011.

The weighted average remaining life of the options is 5.7 years.

Transactions involving our stock warrants are summarized as follows:

	2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	5,007,470	$1.86	2,714,200	$1.27
Granted during the period	1,354,368	3.03	2,293,270	2.55
Exercised during the period	(50,001)	1.50	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	6,311,837	$2.11	5,007,470	$1.86
Exercisable at end of the period	6,311,837	$2.11	4,987,470	$1.86

The weighted average remaining life of the warrants is 3.1 years.

The number and weighted average exercise prices of our options and warrants outstanding as of December 31, 2010 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.50 - $1.00	1,559,000	3.7	$0.83
$1.50 - $2.00	4,603,453	4.1	$1.57
$2.20 - $3.00	1,730,989	3.5	$2.96
$3.10 - $3.50	1,030,895	4.3	$3.40

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

Net operating losses for tax purposes of approximately $8,052,000 at December 31, 2010 are available or carryover. The net operating losses will expire from 2013 through 2030. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $1,064,000 and $706,000 during the years ended December 31, 2010 and 2009, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2010 and 2009 follows.

Significant components of deferred tax assets and liabilities are as follows:

	2010	2009

Deferred tax assets:
Net operating loss carryover	2,738,000	1,730,000
Tax credits	215,000	159,000
Valuation allowance	(2,953,000)	(1,889,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-0%	-0%
Non-deductible items	10%	21%
Tax credits	2%	1%
Valuation allowance	22%	12%

Effective income tax rate	0%	0%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

(a)	Operating Leases

The Company lease executive offices under an operating lease with lease term which expires on September 15, 2012.  The following is a schedule of the future minimum lease payments required under the operating lease that has an initial non-cancelable lease term in excess of one year:

Fiscal year ending December 31,	Minimum Lease Commitments
2011	18,764
2012	13,080
$31,844

Rent expense for office space amounted to $17,743 and $28,045 for the years ended December 31, 2010 and 2009, respectively.

(b)	Employment Agreements

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

As part of the agreements, the executives shall be entitled to the following:

	Chief Executive Officer	Chief Operating Officer
Terminated without cause	$882,000	$330,000
Terminated, change of control without good reason	1,512,000	-
Terminated for cause, death, disability and by executive without good reason	270,000	220,000

NOTE 10 – SUBSEQUENT EVENTS

On January 21, 2011, pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), we sold 2,074,914 units resulting in gross proceeds to the Company of $3,734,840 (“Offering”).  The price per unit was $1.80.  Each unit consists of: (i) one (1) share of the Company’s common stock, par value $.0001 (“Shares”), and (ii) one half (1/2) Common Stock Purchase Warrant (“Warrant(s)”). Of these units, 339,915 were subscribed at December 31, 2010 with gross proceeds to the Company of $611,847 recorded in the December 31, 2010 financial statements as Common Stock Subscribed.

The Warrants have a term of five years and entitle the holders to purchase the Company’s common shares at a price per share of $3.30.  In the event the shares underlying the Warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date.   The Warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.  The Warrants do not contain any price protection provisions.   The Warrants are callable by the Company assuming the following: (i) the Common Stock trades above $5.50 for ten (10) consecutive days; (ii) the daily average minimum volume over such ten (10) days is 15,000 or greater; and (iii) there is an effective registration statement covering the underlying shares.   The Securities Purchase Agreement also grants the investors certain piggy-back registration rights.

In connection with the Offering, we incurred placement agent and finder’s fees in the amount of $114,295 in cash and issued warrants to purchase a total of 63,498 shares at an average exercise price per share of $3.26.  Of the fees incurred, $110,695 was reinvested in the Offering on the same terms and conditions as the investors, resulting in the issuance of 61,498 units.

On February 16, 2011, pursuant to a securities purchase agreement, we sold an additional 166,691 units resulting in gross proceeds to the Company of $300,044. The units contain the same terms as the January 21, 2011 units described above.In connection with the offering, we incurred placement agent and finder’s fees in the amount of $6,403 in cash and issued warrants to purchase a total of 3,558 shares at an exercise price per share of $2.16.

As a result of the offerings, the reinvestment of fees, and the issuance of placement agent and finder’s warrants, we issued a total of 2,303,103 shares and 1,218,610 common stock purchase warrants.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. Based on this assessment, our management concluded that, as of December31, 2010, our internal control over financial reporting were ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, due to the Company’s limited resources and limited number of employees.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit smaller reporting companies to provide only the management’s report in this annual report.

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

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth our current directors and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders and until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer, President and Director of GenSpera	53	11/03

Bo Jesper Hansen, MD, PhD	Executive Chairman of the Board of Swedish Orphan Biovitrum AB (STO: SOBI)	52	08/10

Scott Ogilvie	President and CEO of Gulf Enterprises International, Ltd.	56	02/08

Craig A. Dionne, PhD, age 53, has over 23 years of experience in the pharmaceutical industry, including direct experience of identifying promising oncology treatments and bringing them through the clinic. For example, he served for five years as VP Discovery Research at Cephalon, Inc. where he was responsible for its oncology and neurobiology drug discovery and development programs. Dr. Dionne has also recently served as EVP at the Prostate Cancer Research Foundation. In addition to extensive executive experience, Dr. Dionne’s productive scientific career has led to 6 issued patents and co-authorship of many scientific papers. In evaluating Mr. Dionne’s specific experience, qualifications, attributes and skills in connection with his appointment to our board,  we took into account his 27 year career in pharmaceutical drug discovery and development, prior work for our company in additional to being one of our founders, familiarity with our technologies, and academic background.

Bo Jesper Hansen, MD, PhD, age 52, joined our board in August of 2010.  Dr.  Hansen is currently the Executive Chairman of the Board of Swedish Orphan Biovitrum AB (STO: SOBI), an international growth company specializing in the development, registration, marketing and distribution of pharmaceutical drugs for rare and life-threatening diseases.  Dr. Hansen has held the position since January of 2010 as a result of the merger of Swedish Orphan International AB Group and Biovitrum.  Prior to the merger, Dr. Hansen served in numerous positions with Swedish Orphan International AB Group, including, from 1998 to 2010, CEO, President and Director of the Board. Dr. Hanson’s responsibilities at the company include establishment, development and expansion of the company’s operations in Europe, Japan, the Americas and Australia.   Dr. Hansen holds a Doctor of Medicine degree from the University of Copenhagen with a specialty in urology.  Dr. Hansen also serves on the boards of CMC AB, MipSalus Aps, TopoTarget A/S (NASDAQ OMX: TOPO) and Zymenex A/S.  In evaluating Dr. Hansen’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations including his experience in building biopharmaceutical organizations, his strong business development background and experience with mergers and acquisitions and his past experience and relationships in the biopharma and biotech field.

Scott Ogilvie, age 56, is President of AFIN International, Inc. a private equity/business advisory firm, which he founded in 2006.  Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, ("Gulf") a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August of 2006.  Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he has held from 2001 to 2007.  He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR), Innovative Card Technologies, Inc. (OTCBB:INVC), Preferred Voice Inc., (OTCBB:PRFV) and Derycz Scientific, Inc. (OTCBB: DYSC).  In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer and President	53	11/03

Russell Richerson, PhD	Chief Operating Officer and Secretary	58	07/08

Craig A. Dionne, PhD. – See Bio in Directors Section

Russell Richerson, PhD, age 58, has over 25 years of experience in the Biotechnology/Diagnostics industry, including 11 years at Abbott Laboratories in numerous management roles. Most recently, he has served as Vice President of Diagnostic Research and Development at Prometheus Laboratories (2001-2004) and then as Chief Operating Officer of the Molecular Profiling Institute (2005-2008).

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

Board of Directors Structure and Committee Composition

In 2010, our board of directors consisted of three directors. Our Chief Executive Officer also serves as our Chairman of the Board.  On January 6, 2010, our board of directors established the following three standing committees: (1) an Audit Committee, (2) a Nominating and Corporate Governance Committee, and (3) a Leadership Development and Compensation Committee. Each of the committees operates under a written charter adopted by the board of directors. All of the committee charters are available on our web site at www.genspera.com.

For purposes of determining independence, the Company has adopted the definition of independence within the meaning of the rules of the SEC and the Marketplace Rules of NASDAQ. Pursuant to the definition, the Company has determined that Messrs. Ogilvie and Hansen qualify as independent.

During 2010, the board of directors held 3 formal meetings and acted by written consent on 12 occasions.  Each director attended at least 75% of all meetings of the board of directors and applicable committee meetings. The committee membership and the function of each of the committees are described below.

Director	Audit Committee	Nominating and Corporate Governance Committee	Leadership Development and Compensation Committee
Scott V. Ogilvie	Chair	Chair	Member
Bo Jesper Hansen, MD, PhD	Member	Member	Chair

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

Our Audit Committee is currently comprised of Scott V. Ogilvie and Bo Jesper Hansen, MD, PhD, each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the SEC and the Marketplace Rules of NASDAQ. The board of directors has determined that Scott V. Ogilvie and Bo Jesper Hansen, MD, PhD are each an audit committee financial expert as defined under the rules of the SEC. The Audit Committee charter was adopted on January 6, 2010.  A copy of the charter is available on our website at www.genspera.com.

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

We do not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Nominating and Corporate Governance Committee strives to nominate Directors with a variety of complementary skills so that, as a group, the board of directors will possess the appropriate talent, skills, and expertise to oversee our businesses.

Our Nominating and Corporate Governance Committee is currently comprised of Scott V. Ogilvie and Bo Jesper Hansen, MD, PhD, each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Nominating and Corporate Governance Committee is independent as defined in the Marketplace Rules of NASDAQ. The charter of the Nominating and Corporate Governance Committee is available on our website at www.genspera.com.

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

•	Acting as the administering committee for our stock and bonus plans and for any equity or cash compensation arrangements that we may adopt from time to time.

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

•
Reviewing and discussing with management the required annual compensation discussion and analysis disclosure, if any, regarding named executive officer compensation and, based on this review and discussions, making a recommendation to include in our annual public filings.

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

Our Leadership Development and Compensation Committee is currently comprised of Scott V. Ogilvie and Bo Jesper Hansen, MD, PhD, each of whom is a non-employee member of our board of directors. Each member of our Leadership Development and Compensation Committee is an “outside” director as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a “non-employee” director within the meaning of Rule 16b-3 of the Exchange Act. Our board of directors has determined that each of the directors serving on our Leadership Development and Compensation Committee is independent as defined in the Marketplace Rules of NASDAQ.

Consideration of Director Nominees

Stockholder Recommendations and Nominees

The policy of our Nominating and Corporate Governance Committee is to consider properly submitted recommendations for candidates to the board of directors from stockholders. In evaluating such recommendations, the Nominating and Corporate Governance Committee seeks to achieve a balance of experience, knowledge, integrity and capability on the board of directors and to address the membership criteria set forth under “Director Qualifications” below. Any stockholder recommendations for consideration by the Nominating and Corporate Governance Committee should include the candidate’s name, biographical information, information regarding any relationships between the candidate and our company within the last three years, at least three personal references, a statement of recommendation of the candidate from the stockholder, a description of our securities beneficially owned by the stockholder, a description of all arrangements between the candidate and the recommending stockholder and any other person pursuant to which the candidate is being recommended, a written indication of the candidate’s willingness to serve on the board and a written indication to provide such other information as the Nominating and Corporate Governance Committee may reasonably request. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or otherwise. Stockholder recommendations to the board of directors should be sent to:
GENSPERA
2511 N Loop 1604 W, Suite 204
San Antonio, TX78258
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

Board Leadership Structure

Our board of directors does not have a policy on whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. Our board of directors believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for our company and business at that time. Our board of directors believes that its current leadership structure, with Mr. Dionne serving as both chief executive officer and board chairman, is appropriate given Mr. Dionne’s past experience serving in these roles, the efficiencies of having the chief executive officer also serve in the role of chairman, the fact that Mr. Dionne was one of our initial founders and our limited number of employees.  Our board of directors is comprised of a majority of independent members, all of who serve on our standing committees.

Our risk management program is overseen by our Chief Executive Officer. Material risks are identified and prioritized by management, and each prioritized risk is referred to a Board Committee or the full board of directors for oversight. For example, strategic risks are referred to the full Board while financial risks are referred to the Audit Committee. The board of directors regularly reviews information regarding our liquidity and operations, as well as the risks associated with each. Also, the Compensation Committee periodically reviews the most important risks to our business to ensure that compensation programs do not encourage excessive risk-taking and promote our goals and objectives.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our most recently completed fiscal year concerning the compensation of Craig Dionne our Chief Executive Officer (“CEO”) and all other executive officers of GenSpera, Inc. who earned over $100,000 in salary and bonus during the last most recently completed fiscal years ended December 31, 2010 and 2009 (together the “Named Executive Officers”).

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Dionne, PhD	2010	270,000	60,000	-	-		-	-	23,744	353,744
Chief Executive	2009	240,000	-	-	918,413	(1)	-	-	23,369	1,181,782
Officer/Chief
Financial Officer

Russell Richerson, PhD	2010	220,000	40,000	-	-		-	-	9,633	269,633
Chief Operating	2009	200,000	-	-	720,415	(2)	-	-	10,796	931,211
Officer

(1) Mr. Dionne was awarded an option grant on September 2, 2009 in the amount of 1,000,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $1.65 per share; (ii) fair value of a share of common stock of $1.17; (iii) volatility of 188%; (iv) dividend rate of 0%; (v) risk free interest rate of 1%; and (vi) estimated life of 2 years. 500,000 options vested upon grant and 500,000 options will vest upon the attainment of certain milestones. The options lapse if unexercised on September 2, 2016.

(2) Mr. Richerson was awarded an option grant on September 2, 2009 in the amount of 775,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $1.50 per share; (ii) fair value of a share of common stock of $1.17; (iii) volatility of 188%; (iv) dividend rate of 0%; (v) risk free interest rate of 1%; and (vi) estimated life of 2 years. 400,000 options vested upon grant and 375,000 options will vest upon the attainment of certain milestones. The options lapse if unexercised on September 2, 2016.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Craig Dionne, PhD	650,000	-	350,000	$1.65	09/02/16	-	-	-	-
Chief Executive Officer and
Chief Financial Officer

Russell Richerson, PhD	512,500	-	262,500	$1.50	09/02/16	-	-	-	-
Chief Operating Officer

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Dionne PhD	-	-	-		-	-	-	-

John Farah	-	-	25,454	(1)	-	-	-	25,454

Scott Ogilvie	-	-	28,625	(2)	-	-	-	28,625

Bo Jesper Hansen	-	-	26,974	(3)	-	-	-	26,974

(1) Mr. Farah was awarded an option grant on February 24, 2010 in the amount of 39,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $2.14 per share; (ii) fair value of a share of common stock of $2.14; (iii) volatility of 99%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.245%; and (vi) estimated life of 0.625 years. The options vest quarterly over one year. The options became fully vested upon Mr. Farah's resignation as a director on August 16, 2010.

(2) Mr. Ogilvie was awarded an option grant on March 1, 2010 in the amount of 38,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $2.47 per share; (ii) fair value of a share of common stock of $2.47; (iii) volatility of 99%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.245%; and (vi) estimated life of 0.625 years. The options vest quarterly over one year.

(3) Mr. Hansen was awarded an option grant on August 14, 2010 in the amount of 63,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $2.00 per share; (ii) fair value of a share of common stock of $2.00; (iii) volatility of 88%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.193%; and (vi) estimated life of 0.38 years. Of these options, 25,000 vested upon grant and the remaining 38,000 vest quarterly over one year.

Employment Agreements and Change in Control

On September 2, 2009, we entered into written employment agreements with Messrs. Dionne and Richerson.

Craig Dionne

In connection with Mr. Dionne’s employment, we have entered into: (i) an employment agreement; (ii) a severance agreement; (iii) a proprietary information, inventions and competition agreement; and (iv) an indemnification agreement.

Employment Agreement

We employ Craig Dionne as our Chief Executive Officer for a term of 5 years.  As compensation for his services, Mr. Dionne receives a base salary of $270,000 per year.  Such base salary is reviewed yearly with regard to possible increase.  In addition, Mr. Dionne is eligible to receive annual and discretionary bonuses as determined by the Board.  Mr. Dionne is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated.  As part of the agreement, Mr. Dionne was also granted options to purchase 1,000,000 shares of Common Stock with an exercise price of $1.65 per share and a term of seven years.  The options were issued pursuant to our 2009 Plan and vest, if at all, upon the achievement of the following milestones:

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

•
150,000 options vest upon an additional: (i) enrollment of first patient in a second Phase 1 clinical trial; (ii) enrollment of first patient in a Phase II clinical trial or an expanded cohort in a Phase 1B clinical trial;  or (iii) enrollment of tenth patient in a Phase II clinical trial or in an expanded cohort in a phase 1B clinical trial. (For purposes of clarity, these milestones are in addition to those required for the vesting of options to purchase 200,000 shares of Common Stock as contained in the paragraph immediately above.)

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

Potential Payments Upon Termination or Change-in-Control

As part of the agreements, Mr. Dionne shall be entitled to

Officer	Salary		Bonus		Health		Accelerated Vesting		Total

Craig Dionne
Terminated without cause (1)	$810,000	(2)	$0	(3)	$72,000	(4)	$140,000	(5)	$1,022,000
Terminated, change of control	$1,440,000		$0	(3)	$72,000	(4)	$140,000	(5)	$1,652,000
Termination for Cause, Death, Disability and by executive without Good Reason	$270,000		—		—		—		$270,000

(1)	Also includes termination by Mr. Dionne with Good Reason
(2)	Represents 36 months of Mr. Dionne’s base salary of $270,000.
(3)	There has been no bonus established for the current year.
(4)	Represents 36 months of Mr. Dionne’s monthly health care reimbursement of $2,000.
(5)
Represents: (i) difference between the trading price of $2.05 as of December 31, 2010 and the options exercise price, and (ii) market value of restricted stock awards and units as of December 31, 2010.

The foregoing summary of Mr. Dionne’s:  (i) employment agreement; (ii) severance agreement; (iii) proprietary information, inventions and competition agreement; and (iv) indemnification agreement  are qualified in their entirety by reference to the full text of the agreements which are attached hereto as exhibits and incorporated hereby by reference.

Russell Richerson

In connection with Mr. Richerson’s employment, we have entered into: (i) an employment agreement; (ii) a proprietary information, inventions and competition agreement; and (iii) an indemnification agreement.

Employment Agreement

We employ Russell Richerson as our Chief Operating Officer for a term of 3 years.  As compensation for his services, Mr. Richerson receives a base salary of $220,000 per year.  Such base salary is reviewed yearly with regard to possible increase.  In addition, Mr. Richerson is eligible to receive annual and discretionary bonuses as determined by the Board.  Mr. Richerson is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated and as described below.  As part of the agreement, Mr. Richerson was also granted options to purchase 775,000 shares of Common Stock with an exercise price of $1.50 per share and have a term of 7 years.  The options were issued pursuant to the 2009 Plan and vest upon the achievement of the following milestones:

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

•
112,500 options vest upon an additional: (i) enrollment of first patient in a second Phase 1 clinical trial; (ii) enrollment of first patient in a Phase II clinical trial or an expanded cohort in a Phase 1B clinical trial;  or (iii) enrollment of tenth patient in a Phase II clinical trial or in an expanded cohort in a phase 1B clinical trial. (For purposes of clarity, these milestones are in additional to those required for the vesting of options to purchase 150,000 shares of Common Stock as contained in the paragraph immediately above.)

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

Potential Payments Upon Termination or Change-in-Control

As part of the agreements, Mr. Richerson shall be entitled to

Officer	Salary		Bonus		Health		Accelerated Vesting of Options		Total

Russell Richerson
Terminated without cause (1)	$330,000	(2)	$0	(3)	$27,000	(4)	$144,375	(5)	$501,375
Terminated, change of control	$—		—		—		144,375	(5)	$144,375
Disability	$220,000		—		—		—		$220,000

(1)	Also includes termination by Mr. Richerson with Good Reason
(2)	Represents 18 months of Mr. Richerson’s base salary of $220,000.
(3)	There has been no bonus established for the current year.
(4)	Represents 18 months of Mr. Richerson’s monthly health care reimbursement of $1,500.
(5)
Represents: (i) difference between the trading price of $2.05 as of December 31, 2010 and the options exercise price, and (ii) market value of restricted stock awards and units as of December 31, 2010.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2011, information regarding beneficial ownership of our capital stock by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named Executive Officers
Craig Dionne, PhD	2,464,749	897,823	3,362,572	16.6%
Russell B. Richerson, PhD(3)	942,392	512,500	1,454,892	7.1%
John M. Farah, PhD(4)	—	139,000	139,000	*
Bo Jesper Hansen, MD, PhD	—	44,000	44,000	*
Scott Ogilvie	—	153,000	153,000	*

All directors and executive officers as a group (5 persons)	3,407,141	1,746,323	5,153,464	23.7%

Beneficial Owners of 5% or more
John T. Isaacs, PhD(5)	1,271,528	60,000	1,331,528	6.6%
Samuel R. Denmeade, MD(6)	1,271,528	60,000	1,331,528	6.6%
Kihong Kwon, MD(7)	1,907,138	—	1,907,138	9.5%

*	Less than one percent.

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is GenSpera, Inc., 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258.

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 20,023,402 shares of common stock issued and outstanding as of March 15, 2011.

(3)	5050 East Gleneagles Drive, Tucson, AZ 85718

(4)	Dr. Farah served as one of our directors from February of 2008 through August of 2010.

(5)	13638 Poplar Hill Road, Phoenix, MD 21131

(6)	5112 Little Creek Drive, Ellicott City, MD 21043

(7)	1015 E. Chapman, Suite 201, Fullerton, CA 92831

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from Item 11 of this Annual Report.

Information regarding disclosure of compensation to a director is incorporated by reference from Item 11 of this Annual Report.

Information regarding the identification of each independent director is incorporated by reference from Item 10 of this Annual Report.

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

•
As of December 31, 2010, we have 3 promissory notes payable to Mr. Dionne, or Chief Executive Officer.  Each note accrues interest at 4.2% per annum.  The loans were originally made in order to provide us with working capital.  The aggregate balance of the notes are $105,000 in principal and $12,517 in accrued interest.  The notes are convertible into common shares at a price per share of $0.50.

•
In February of 2010, we granted John M. Farah, Jr., PhD, one of our former outside directors, options to purchase 39,000 common shares.  The options were granted pursuant to our director compensation plan as compensation for Dr. Farah’s service on our Board and related committees.  The options have an exercise price of $2.14 per share, a term of 5 years and vest quarterly over the grant year.

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

•
On August 16, 2010, upon joining the board, we granted Bo Jesper Hansen, MD PhD, options to purchase 63,000 common shares.  The options were granted pursuant to our director compensation plan as compensation for Bo Jesper Hansen, MD PhD’s service on our Board and related committees.  The options have an exercise price of $2.00 per share and a term of 5 years.  Of the options granted, 25,000 are vested with the balance vest quarterly over the grant year.  Additionally, we also entered into our standard indemnification agreement with Bo Jesper Hansen, MD PhD.

•
On August 16, 2010, upon the effective date of John M. Farah, Jr. PhD’s resignation, we vested all of his unvested common stock purchase options.   The options have a weighted average exercise price of $2.14.  We also agreed to allow Mr. Farah to exercise such options at any time during their term.

•
During our January and February offerings, Kihong Kwon, MD, (including related and/or affiliated entities), purchased 1,773,804 units on the same terms and conditions as the other investors in the offering.  Prior to the transaction, Dr. Kwon was not a related person.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2010 and 2009 fiscal years:

Type of Fees	2010	2009

Audit Fees	$68,023	$69,014

Audit Related Fees	3,500	10,250

Tax Fees	—	—

All Other Fees	—	—

Total Fees	$71,523	$79,264

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by RBSM, LLP and has determined that the provision of such services to us during fiscal 2010 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. RBSM, LLP did not provide us with any services, other than those listed above.

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

GENSPERA, INC

Dated: March 30, 2011	By:	/S/ Craig Dionne
Craig Dionne, PhD
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Dionne	Chief Executive Officer, Chief Financial Officer and Director	March 30, 2011
Craig Dionne, PhD	(Principal executive officer and Principal financial
and accounting officer)

/s/ Bo Jesper Hansen MD PhD	Director	March 30, 2011
Bo Jesper Hansen MD PhD

/s/ Scott Ogilvie	Director	March 30, 2011
Scott Ogilvie

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent an annual report covering its last fiscal year or proxy materials to its security holders.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on January, 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.06	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09

4.11	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.12**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.13	Form of Common Stock Purchase Warrant – 9/2/09		8-K	10.02	333-153829	9/09/09

4.14	Form of Securities Purchase Agreement – Jan – Mar 2010		10-K	4.27	333-153829	3/31/10

4.15	Form of Common Stock Purchase Warrant Jan – Mar 2010		10-K	4.28	333-153829	3/31/10

4.16	Form of Consultant Warrants Issued in May of 2010		10-Q	4.18	333-153829	5/14/10

4.17	Form of Securities Purchase Agreement – May 18, 2010		8-K	10.01	333-153829	5/25/10

4.18	Form of: (i) Common Stock Purchase Warrant – May 18, 2010 offering, and (ii) June Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.19**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant		S-8	4.03	333-171783	1/20/11

4.20	Form of Securities Purchase Agreement dated January and February of 2011		8-K	10.01	333-153829	1/27/11

4.21	Form of Common Stock Purchase Warrant dated January and February of 2011		8-K	10.021	333-153829	1/27/11

4.22	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	*

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

23.01	Consent of RBSM, LLP	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.