Form 10-Q
period 2011-03-31
GENSPERA INC
filed 2011-05-13
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 6, 2011, Registrant had 21,387,024 common shares, $0.0001 par value, issued and outstanding.

GenSpera, Inc.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the “Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,”“our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock.   The information contained herein is current as of the date of this Quarterly Report (March 31, 2011), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operations for the three month period ended March 31, 2011 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2011. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including Part I, the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part II, Item 1A of this Report, under the caption “Risk Factors” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENSPERA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
Assets	(Unaudited)

Current assets:
Cash	$6,750,447	$3,671,151

Total current assets	6,750,447	3,671,151

Fixed assets, net of accumulated depreciation of $4,666 and $3,874	11,167	11,959

Prepaid fees	76,458	3,500
Intangible assets, net of accumulated amortization of $47,278 and $43,029	164,890	169,139

Total assets	$7,002,962	$3,855,749

Liabilities and stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$225,024	$139,169
Accrued interest - stockholder	13,605	12,517
Convertible note payable - stockholder	105,000	105,000

Total current liabilities	343,629	256,686

Warrant derivative liabilities	1,860,442	2,314,033

Total liabilities	2,204,071	2,570,719

Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 20,023,402 and 17,604,465 shares issued and outstanding, respectively	2,002	1,760
Common stock subscribed	-	611,846
Additional paid-in capital	19,594,976	15,120,792
Deficit accumulated during the development stage	(14,798,087)	(14,449,368)

Total stockholders' equity	4,798,891	1,285,030

Total liabilities and stockholders' equity	$7,002,962	$3,855,749

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
 CONDENSED STATEMENTS OF LOSSES
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2011
(Unaudited)

			Cumulative Period from November 21, 2003 (date of inception) to
	Three Months ended March 31,		March 31,
	2011	2010	2011

Operating expenses:
General and administrative expenses	$632,050	$395,880	$5,519,686
Research and development	421,116	354,065	8,176,523
Research and development grant received	(244,479)	-	(488,958)

Total operating expenses	808,687	749,945	13,207,251

Loss from operations	(808,687)	(749,945)	(13,207,251)

Finance cost	-	-	(518,675)
Gain (loss) on change in fair value of derivative liability	453,590	(1,423,492)	(1,086,614)
Interest income, net	6,378	3,373	14,453

Loss before provision for income taxes	(348,719)	(2,170,064)	(14,798,087)

Provision for income taxes	-	-	-

Net loss	$(348,719)	$(2,170,064)	$(14,798,087)

Net loss per common share, basic and diluted	$(0.02)	$(0.14)

Weighted average shares outstanding	19,359,196	15,649,956

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2011
(Unaudited)

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

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2011
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)
Balance, December 31, 2008	12,486,718	1,249	4,922,174	-	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	-	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,865	-	-	51,865

Stock based compensation	-	-	1,530,536	-	-	1,530,536

Common stock issued for services	86,875	10	104,109	-	-	104,119

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	667,439	-	-	667,485

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	-	174,165

Net loss	-	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	-	(10,191,529)	(54,245)

Stock based compensation	-	-	1,165,450	-	-	1,165,450

Sale of common stock and warrants at $1.65 per share - February and March 2010	533,407	53	806,157	-	-	806,210

Sale of common stock and warrants at $2.00 per share - May 2010	1,347,500	135	2,655,365	-	-	2,655,500

Common stock and warrants issued as payment of placement fees	43,632	4	(4)	-	-	-

Common stock issued as payment for patents and license	20,000	2	46,798	-	-	46,800

Common stock and warrants subscribed	-	-	-	611,846	-	611,846

Salaries paid with common stock	43,479	4	99,996	-	-	100,000

Exercise of options and warrants	150,001	15	124,986	-	-	125,001

Reclassification of derivative liability upon exercise of warrants	-	-	86,307	-	-	86,307

Net loss	-	-	-	-	(4,257,839)	(4,257,839)

Balance, December 31, 2010	17,604,465	1,760	15,120,792	611,846	(14,449,368)	1,285,030

Stock based compensation	-	-	99,422	-	-	99,422

Sale of common stock and warrants at $1.80 per share - January and February 2011	2,241,605	224	4,034,659	(611,846)	-	3,423,037

Common stock and warrants issued as payment of placement fees	61,498	6	(6)	-	-	-

Common stock and warrants issued as payment of accrued consulting fees	33,334	3	59,997	-	-	60,000

Common stock and warrants issued as payment of consulting fees	82,500	9	293,615	-	-	293,624

Cost of sales of common stock and warrants	-	-	(13,503)	-	-	(13,503)

Net loss	-	-	-	-	(348,719)	(348,719)

Balance, March 31, 2011	20,023,402	$2,002	$19,594,976	$-	$(14,798,087)	$4,798,891

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2011
(Unaudited)

			Cumulative Period from November 21, 2003 (date of inception) to
	Three months ended March 31,		March 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(348,719)	$(2,170,064)	$(14,798,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,041	4,629	51,944
Stock based compensation	316,588	186,742	4,062,382
Common stock issued for acquisition of license	-	-	28,800
Warrants issued for financing costs	-	-	467,840
Change in fair value of derivative liability	(453,591)	1,423,492	1,086,613
Contributed services	-	-	774,000
Amortization of debt discount	-	-	20,675
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	146,943	154,960	325,053

Cash used in operating activities	(333,738)	(400,241)	(7,980,780)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(15,833)
Acquisition of intangibles	-	-	(194,168)

Cash used in investing activities	-	-	(210,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	3,423,037	806,210	14,724,730
Proceeds from exercise of warrants	-	50,001	125,001
Cost of common stock and warrants sold	(10,003)		(13,503)
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	-	(50,000)

Cash provided by financing activities	3,413,034	856,211	14,941,228

Net increase in cash	3,079,296	455,970	6,750,447
Cash, beginning of period	3,671,151	2,255,311	-
Cash, end of period	$6,750,447	$2,711,281	$6,750,447

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:

Common stock units issued as payment of accrued consulting fees	$60,000	$-
Common stock units issued as payment of placement fees	110,695	-
Common stock and warrants issued as payment of consulting fees	293,624	-
Derivative liability reclassified to equity upon exercise of warrants	-	58,791

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 21, 2003
(INCEPTION) TO MARCH 31, 2011
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

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through March 31, 2011, we have accumulated losses of $14,798,087.

Liquidity

As of March 31, 2011, we had working capital (current assets in excess of current liabilities) of $6,406,818.  Our cash flow used in operations was $333,738 and $400,241 for the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, we had cash on hand of approximately $6,750,000 and raised approximately $3,423,000 in the first quarter of 2011.  Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through April 2012.

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

GenSpera incurred net research and development expenses of $176,637, $354,065 and $7,687,565 for the three months ended March 31, 2011 and 2010, and from November 21, 2003 (inception) through March 31, 2011, respectively.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 10,604,824 common share equivalents at March 31, 2011 and 8,003,903 at March 31, 2010. For the three months ended March 31, 2011 and 2010, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities as of March 31, 2011:

	Fair Value at	Fair Value Measurement Using
	March 31, 2011	Level 1	Level 2	Level 3
Warrant derivative liability	$1,860,442	$—	$—	$1,860,442

	$1,860,442	$—	$—	$1,860,442

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the three months ended March 31, 2011.

2011
Balance at beginning of year	$2,314,033
Change in fair value of warrant liability	(453,591)
Balance at end of period	$1,860,442

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

During March, 2011, we issued 33,334 units as payment of accrued consulting fees in the amount of $60,000. These fees had been accrued at December 31, 2010.

During March, 2011, we issued 82,500 shares of common stock and 144,000 warrants as payment of consulting fees. The warrants have an exercise price of $3.30 per share and have the same terms as the warrants issued with the offerings described above. The common shares have been valued at $144,375 based on the market price of our common stock. The warrants have been valued at $149,249, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the warrants of 5 years. Of the aggregate value of the stock and warrants of $293,624, we have recorded a prepayment of $76,458 at March 31, 2011, with the balance of $217,166 charged to expense during the three months ended March 31, 2011.

On March 1, 2011, we granted 39,000 common stock options to a director. The options have an exercise price of $1.90 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $20,416, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.225%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the options of 0.625 years. During the three months ended March 31, 2011 we have recorded an expense of $1,701 related to the fair value of the options that are expected to vest.

During January 2011, we granted a total of 25,000 common stock options for legal and consulting services. The options have an exercise price of $1.90 per share. Of these options, 5,000 vested upon grant and 20,000 vests quarterly during 2011. The options and warrants lapse if unexercised after five years.  We have recorded an expense of $12,948 during the three months ended March 31, 2011 related to the fair value of the options and warrants that vested or are expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 90%; and (4) an expected life of the warrants of 4.9 years.

During the three months ended March 31, 2011 we have recorded an expense of $73,142 related to the fair value of the options granted to our chief executive officer and chief operating officer in prior years that vested or are expected to vest.

During the three months ended March 31, 2011 we have recorded an expense of $11,631 related to the fair value of the options granted to directors and consultants in prior years that vested or are expected to vest.

NOTE 3 – DERIVATIVE LIABILITY

At March 31, 2011, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at March 31, 2011 is $1,860,442. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the warrants of 2 years. We have recorded a credit of $453,591 during the three months ended March 31, 2011 related to the change in fair value during that period.

NOTE 4 – SUBSEQUENT EVENTS

On April 29, 2011, we sold 1,363,622 units resulting in gross proceeds of $2,249,750.  The price per unit was $1.65.  Each unit consists of: (i) one (1) share of the common stock, par value $.0001, and (ii) one half (1/2) common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase the common shares at a price per share of $3.15.  In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date.   The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.  The warrants do not contain any price protection provisions.   The warrants are callable assuming the following: (i) our common stock trades above $6.50 for ten (10) consecutive days; (ii) the daily average minimum volume over such ten (10) days is 15,000 or greater; and (iii) there is an effective registration statement covering the underlying shares.   We also granted the investors certain piggy-back registration rights.

In connection with the offering, we incurred finder’s fees in the amount of $60,000 in cash and issued warrants to purchase a total of 36,364 shares at an exercise price per share of $3.15.  The warrants have the same terms and conditions as the investor warrants.

As a result of the offering and the finder’s warrants, we issued a total of 1,363,622 shares and 718,175 common stock purchase warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.
•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•	Results of Operations — Analysis of our financial results comparing the quarter ended March 31, 2011 to the comparable period of 2010.
•	Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Plan of Operation

We have identified 4 prodrug candidates: G-202, G-114, G-115 and G-301 (formerly designated as Ac-GKAFRR-L12ADT). In our technology a prodrug is defined as an inactive form of a tumor-killing agent that is converted into an active form only within the tumor, thus minimizing side effects and maximizing anti-tumor efficacy. All of our drugs are based upon a unique cytotoxin called thapsigargin, which is isolated from the Mediterranean plant, Thapsia garganica.

Management believes that the best way to increase shareholder value is to remain focused on the efficient clinical development of G-202, already in Phase I clinical trials, as our highest priority. In addition to the development of G-202, we are also engaged in the preclinical development of G-115.  It is anticipated that the development of the remaining candidates will not commence until we have sufficient resources to devote to their development.

Clinical Development of G-202

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

We anticipate that the Phase I clinical trial of G-202 will continue through the second quarter of 2011. The purpose of the Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for the subsequent clinical studies. This is accomplished by exposing successive cohorts of three patients to escalating doses of the drug until a Maximally Tolerated Dose (MTD) is identified. We are currently conducting the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study at: (i) Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); (ii) University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator); and (iii) Cancer Therapy and Research Center at the University of Texas Health Science Center in San Antonio (Devalingam Mahalingam, MD as Principal Investigator).  The Phase I clinical protocol has been modified to accommodate enrollment of up to 18 additional patients in a Phase IB component of the study to evaluate the drug’s safety and tolerability and possible efficacy in a broader patient population consisting primarily of prostate cancer patients who have previously failed treatment with chemotherapeutic agents.  It is expected that the Phase IB component of the study may give us an earlier glimpse of true anti-tumor activity as well as provide information on how to best design the subsequent Phase II study in this later stage prostate cancer patient population. It is anticipated that the ongoing Phase I clinical trial will be completed in the second quarter of 2011 whereas the Phase IB component of the trial will continue through the third and fourth quarters of 2011.

Upon completion of the dose escalation component of the Phase I clinical trial, we expect to conduct several Phase II clinical trials to determine the therapeutic efficacy of G-202 in cancer patients.  The Phase II studies can be started while the Phase IB trial in late stage post-chemotherapy prostate cancer patients is ongoing. Although we believe that G-202 will be useful across a wide variety of cancer types, it is usually most efficient and medically prudent to evaluate a drug candidate in separate Phase II studies, each enrolling patients with a specific tumor type per individual study.. We are developing a Phase II clinical protocol for the treatment of castrate-resistant pre-chemotherapy prostate cancer patients to be conducted in the US with additional sites in the UK. This trial will have an advantage of demonstrating approval by European regulatory agencies for the use of G-202 in patients and is expected to launch in Q3 2011. We are also evaluating Phase II trial designs in other tumor types and expect to conduct up to four separate concurrent Phase II studies in different tumor types.

Development of G-115

We began development of G-115 in the fourth quarter of 2010 with an anticipated filing of an IND in the third quarter of 2011.  The extra costs for preclinical development of G-115 to an IND submission may total up to $2.5 million. Because we wished to assure funding for an aggressive G-202 Phase II clinical program, we deferred full development of G-115 until we received additional monies via financings during the first four months of 2011. We now expect to file an IND in the United States or equivalent Clinical Trial Application (CTA) in Europe in the first quarter of 2012.

Anticipated Expenditures

We have budgeted $7,531,000 in cash expenditures for the twelve month period following March 31, 2011, including (1) $1,179,000 to cover our projected general and administrative expense during this period; and (2) $6,352,000 for research and development activities. Based on our cash at March 31, 2011 and cash received during April from the sale of our securities, we believe we have sufficient cash on hand to fund our operations until May 2012, after which time we will need to undertake additional financings. These assumptions are based upon operations focused on completion of the G-202 Phase I clinical program, initiation of several G-202 Phase II clinical trials, full pre-clinical development of G-115, and initiation of a Phase I clinical trial for G-115.

We anticipate that we will license G-202 to a third party during or after Phase II clinical studies.  In the event we are not able or decide not to license G-202, we will proceed with Phase III Clinical trials.  We estimate that Phase III Clinical trials will cost approximately $25 million and will be completed in the fourth quarter of 2015. If all goes as planned, we may expect marketing approval in the second half of 2016 with an additional $3 million spent to get the NDA approved. We do not expect material net cash inflows from our own marketing efforts before late 2016.  The Phase III estimated costs are subject to major revision because we have not yet obtained any efficacy data for our drug in patients and therefore cannot accurately predict what may be the optimal Phase III patient population. The estimates will become more refined as we obtain more clinical data.

The amounts and timing of our actual expenditures and possible financings may vary significantly from our expectations depending upon numerous factors, including our results of operations and clinical trials, financial condition and capital requirements. Accordingly, we will retain the discretion to allocate the available funds among the identified uses described above, and we reserve the right to change the allocation of available funds among the uses described above.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three months ended March 31, 2011, as compared to those policies disclosed in the March 31, 2010 quarterly report and December 31, 2010 financial statements, except as disclosed in the notes to financial statements or through the three month period ended March 31, 2011.

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

Result of Operations for the First Quarter of 2011 Compared to the First Quarter of 2010

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenue for the three months ended March 31, 2011 and 2010, respectively.  We do not anticipate any revenues during 2011.

Operating Expenses

Operating expense totaled $808,687 and $749,945 for the three months ended March 31, 2011 and 2010, respectively.  The increase in operating expenses is primarily the result of increased general and administrative expenses.

	Three Months Ended March 31,
	2011	2010

Operating expenses
General and administrative expenses	$632,050	$395,880
Research and development	421,116	354,065
Research and development grant received	(244,479)	--
Total operating expense	$808,687	$749,945

General and Administrative Expenses

General and Administrative Expenses (“G&A”) expenses totaled $632,050 and $395,880 for the three months ended March 31, 2011 and 2010, respectively.  The increase of $236,170 or 60% for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to a number of factors, including an increase in consulting fees of approximately $248,000 (of which $233,000 was stock based expense), an increase in professional and other fees of approximately $62,000 and an increase in travel and entertainment expense of approximately $22,000, all partially offset by a decrease in compensation expense of approximately $89,000.

Research and Development Expenses

Research and development expenses totaled $421,116 and $354,065 for the three months ended March 31, 2011 and 2010, respectively.  The increase of $67,051 or 19% for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to a number of factors, including an increase in development expense of approximately $179,000 related to more advanced clinical trials in the current period, partially offset by a decrease in compensation expense of approximately $114,000.

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

Research and Development Grant

During 2010 we were awarded two Federal grants, totaling approximately $489,000, through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects.  Of this amount, we received $244,479 during the fourth quarter of 2010 and the balance of $244,479 during the first quarter of 2011.  We will not receive any additional funding under these grants.

Other Income (Expenses)

Other income (expenses) totaled $459,968 and $(1,420,119) for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011	2010
Other expense:
Change in fair value of derivative liability	453,590	(1,423,492)
Interest income, net	6,378	3,373
Total other income (expenses)	$459,968	$(1,420,119)

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $453,590 of income during the three months ended March 31, 2011 and $1,423,492 of expense for the three months ended March 31, 2010.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion on our warrant liabilities.

At March 31, 2011, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at March 31, 2011 is $1,860,442. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the warrants of 2 years. We have recorded a credit of $453,591 during the three months ended March 31, 2011 related to the change in fair value during that period.

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

Interest income, net

We had net interest income of $6,378 and $3,373 for the three months ended March 31, 2011 and 2010, respectively.  The increase in net interest income of $3,005 for the three months ended March 31, 2011 compared to the same period in 2010 was attributable to an increase in interest earned on deposits.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private placement of our securities. Our currently monthly cash burn rate is $390,000. This will increase to $760,000 in the third and fourth quarters of 2011, which is primarily due to increases in Phase II clinical activities. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 14 months from March 31, 2011.

	Three Months Ended March 31,
	2011	2010
Cash & Cash Equivalents	$6,750,447	$2,711,281
Net cash used in operating activities	$(333,738)	$(400,241)
Net cash provided by financing activities	$3,413,034	$856,211

Total cash was $6,750,447 and $2,711,281 at March 31, 2011 and 2010, respectively.  The increase of $4,039,166 at March 31, 2011 compared to the same period in 2010 was primarily attributable to capital raised through equity sales in the first quarter of 2011.

Net Cash Used in Operating Activities

In our operating activities we used cash of $333,738 and $400,241 for the three months ended March 31, 2011 and 2010, respectively.  The decrease of $66,503 in cash used for the three months ended March 31, 2011 compared to the same period in 2010 was primarily attributable to a decrease in net loss, after adjustment for noncash items.

Net Cash Provided by Financing Activities
Cash provided by financing activities was $3,413,034 and $856,211 for the three months ended March 31, 2011 and 2010, respectively.

Listed below are key financing transactions we entered into during 2010 and year to date through March 31, 2011.

•	In January and March of 2010, we sold 553,407 units resulting in gross proceeds of approximately $880,000.

•	In May of 2010, we sold 1,347,500 units resulting in gross proceeds of approximately $2,695,000.

•	In January and February of 2011, we sold 2,303,100 units resulting in gross proceeds of $4,146,000 (of which approximately $612,000 had been received as of December 31, 2010).

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and the proceeds from the offering of our securities, the exercise of outstanding warrants and grants to fund our operations.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

PART II
OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

As of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

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

Since inception in 2003 and through March 31, 2011, we have raised approximately $14,836,000 in capital.  During this same period, we have recorded accumulated losses totaling $14,798,087.  As of March 31, 2011 and December 31, 2010, we had working capital of $6,406,818 and $3,414,465, respectively, and stockholders’ equity of $4,798,891 and $1,285,030 respectively.  Our net losses for the three months ended March 31, 2011 and 2010 have been $348,719 and $2,170,064, respectively.  Our net losses for the two most recent fiscal years ended December 31, 2010 and 2009 have been $4,257,839 and $5,132,827, respectively. Since inception, we have generated no revenue.  We intend to develop our drug compounds through Phase I/II, and then license our drug compounds to third parties after Phase I/II clinical trials. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products.  Even if we succeed in developing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

To date, we have generated no product revenues.  Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are G-202 and G-115.  Neither of these products is approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and potential future offerings.  As of March 31, 2011, we had cash of $6,750,447.    We currently have a cash burn rate of $390,000 per month and this is expected to remain constant through the second quarter of 2011.  We project that our cash burn rate will increase to $760,000 per month in the last two quarters of 2011 as we embark upon Phase II studies with G-202 and enter full-scale development of G-115.  Accordingly, based on our cash at April 30, 2011, we believe that we have sufficient cash on hand to fund our operations until May 2012.  However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us.  If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all.  In the event that we are not able to secure financing, we may have to delay, reduce the scope of, or eliminate one or more of our research, development or commercialization programs, product launches, or marketing efforts.  Any such change may materially harm our business, financial condition, and operations.

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

During the first quarter of 2010, we commenced our first clinical trials of G-202 at the University of Wisconsin Carbone Cancer Center in Madison Wisconsin and at the Sydney Kimmel Comprehensive Cancer Center at Johns Hopkins University.  We expanded the study during the first quarter of 2011, by opening a third Phase I clinical trial site at the Cancer Therapy and Research Center at the University of Texas Health Science Center at San Antonio.  Although our clinical trials are underway, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT functions by dramatically raising the levels of calcium inside cells, which leads to cell death. 12ADT is derived from a material called thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that the countries from which we can secure Thapsia garganica will continue to allow Thapsibiza, SL to collect such seeds and/or export the seeds derived from Thapsia garganicato to the United States. In the event we are no longer able to import these seeds, we will not be able to produce our proposed drug and our business will be adversely affected.

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

The plant Thapsia garganica can cause severe skin irritation when contact is made between the plant and the skin.  In 1978, thapsigargin was determined to be the skin-irritating component of the plant Thapsia garganica. The therapeutic component of our products, including our lead product G-202, is derived from thapsigargin. We obtain thapsigargin from the above-ground seeds of Thapsia garganica. These seeds are harvested by hand and those conducting the harvesting must wear protective clothing and gloves to avoid skin contact. Although we obtain the seeds from a third-party contractor located in Spain, and although the contractor has contractually waived any and all liability associated with collecting the seeds, it is possible that the contractor or those employed by the contractor may suffer medical issues related to the harvesting and subsequently seek compensation from us via, for example, litigation.  No assurances can be given, despite our contractual relationship with the third-party contractor, that we will not be the subject of litigation related to the harvesting of the Thapsia garganica.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product.  Although our G-202 Phase I clinical trials are underway, we cannot assure you that we will successfully complete the trial.  As of March 31, 2011, we have dosed 12 patients.  It is still too early to predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.   Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company.

Risks Relating To Our Common Stock

Our limited market is relatively illiquid.

On September 18, 2009, our common shares began quotation on the Over-the-Counter Bulletin Board (“OTCBB”) and Pinksheets.  The shares were initially sporadic traded and as a result, we did not consider that a public market for our securities existed.  Commencing in the first quarter of 2010, our common shares began trading regularly but with limited volume.   Accordingly, although a limited public market for our securities now exists, it is still relatively illiquid.  Any prospective investor in our common stock should consider the limited market when making an investment decision as our securities are still relatively illiquid.    No assurances can be given that the trading volume of our common shares will increase or that a liquid public market will ever materialize.   Additionally, due to the limited trading volume, it may be difficult for an investor to sell his or her shares.

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

Presently we qualify as a non-accelerated filer and, accordingly, are exempt from the requirements of 404b and our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of such internal controls.  In the event we become an accelerated filer, we will be required to expand substantial capital in connection with compliance.

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

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2011, we have issued and outstanding 20,023,402 common shares and we have 15,559,845 common shares reserved for future grants under our equity compensation plans and issuances upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we will be entitled to issue up to 44,416,753 additional common shares and 10,000,000 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders.  Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  The issuance of additional securities may cause substantial dilution to our shareholders.

Our Officers and Scientific Advisors beneficially own approximately 33% of our outstanding common shares.

Our Officers and Scientific Advisors own approximately 33% of our issued and outstanding common shares.  As a consequence of their level of stock ownership, the group retains substantial ability to influence the elect or remove members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since January 1, 2011.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

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

•
In March of 2011 we entered into a consulting agreement.  Pursuant to the terms of the agreement, the consultant agreed to convert $60,000 of previously earned fees (consulting fees for Oct., Nov. and Dec.) into the Company’s securities on the same terms and conditions as the January 2011 offering.  Accordingly, we issued 33,334 units consisting of 33,334 common shares and warrants to purchase an addition 16,667 common shares.  The price per unit was $1.80 and warrants have the same terms and conditions as the units issued during our January 2011 offering.   The agreement also provides for a retainer of 32,500 common shares and a warrant to purchase 44,000 common shares.  Consulting fees for the months of Jan., Feb., March, Apr., and May of 2011 will also be paid through the issuance of the Company’s securities at a rate of: (i) 10,000 common shares per month, and (ii) 20,000 common stock purchase warrants per month.  The warrants will have substantially the same terms and conditions as the warrants issued during the Company’s January 2011 offering.  As a result of agreement and the payment of prior consulting fees, we will issue an aggregate of: (x) 115,834 common shares, and (y) warrants to purchase 160,667 common shares.

•
On April 29, 2011, we sold 1,363,622 units resulting in gross proceeds of $2,249,750.  The price per unit was $1.65.  Each unit consists of: (i) one (1) share of the common stock, par value $.0001, and (ii) one half (1/2) common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase the common shares at a price per share of $3.15.  In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date.   The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.  The warrants do not contain any price protection provisions.   The warrants are callable assuming the following: (i) our common stock trades above $6.50 for ten (10) consecutive days; (ii) the daily average minimum volume over such ten (10) days is 15,000 or greater; and (iii) there is an effective registration statement covering the underlying shares.   We also granted the investors certain piggy-back registration rights.

In connection with the offering, we incurred finder’s fees in the amount of $60,000 in cash and issued warrants to purchase a total of 36,364 shares at an exercise price per share of $3.15.  The warrants have the same terms and conditions as the investor warrants.

As a result of the offering and the finder’s warrants, we issued a total of 1,363,622 shares and 718,175 common stock purchase warrants.

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

GENSPERA, INC.

Date: May 13, 2011	/s/ Craig Dionne
Chief Executive Officer

/s/ Craig Dionne
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on January , 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.06	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09

4.11	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.12**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.13	Form of Common Stock Purchase Warrant – 9/2/09		8-K	10.02	333-153829	9/09/09

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.14	Form of Securities Purchase Agreement – Jan – Mar 2010	10-K	4.27	333-153829	3/31/10

4.15	Form of Common Stock Purchase Warrant Jan – Mar 2010	10-K	4.28	333-153829	3/31/10

4.16	Form of Consultant Warrants Issued in May of 2010	10-Q	4.18	333-153829	5/14/10

4.17	Form of Securities Purchase Agreement – May 18, 2010	8-K	10.01	333-153829	5/25/10

4.18	Form of: (i) Common Stock Purchase Warrant – May 18, 2010 offering, and (ii) June Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.19**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.20	Form of Securities Purchase Agreement dated January and February of 2011	8-K	10.01	333-153829	1/27/11

4.21	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.021	333-153829	1/27/11

4.22	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.23	Form of Securities Purchase Agreement dated April 29, 2011	8-K	10.01	333-153829	5/03/11

4.24	Form of Common Stock Purchase Warrant dated April 29, 2011	8-K	10.02	333-153829	5/03/11

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008	S-1	10.02	333-153829	10/03/08

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement	8-K	10.06	333-153829	9/09/09

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.06**	Form of Indemnification Agreement	8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement	8-K	10.09	333-153829	9/09/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.