Form 10-Q
period 2011-06-30
GENSPERA INC
filed 2011-08-15
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☒No

As of August 5, 2011, Registrant had 21,443,735 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the “Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2011), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three and six month periods ended June 30, 2011 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2011. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to sell, license or market any of our products if an when developed;

•	our ability to compete against other companies;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to attract and retain key personnel;

•	our ability to obtain adequate financing; and

•	the volatility of our stock price.

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

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

GENSPERA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$7,913,548	$3,671,151

Total current assets	7,913,548	3,671,151

Fixed assets, net of accumulated depreciation of $5,458 and $3,874	10,375	11,959

Prepaid fees	126,354	3,500
Intangible assets, net of accumulated amortization of $51,526 and $43,029	160,642	169,139

Total assets	$8,210,919	$3,855,749

Liabilities and stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$683,771	$139,169
Accrued interest - stockholder	14,704	12,517
Convertible note payable - stockholder, current portion	105,000	105,000

Total current liabilities	803,475	256,686

Warrant derivative liabilities	1,870,074	2,314,033

Total liabilities	2,673,549	2,570,719

Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 21,443,735 and 17,604,465 shares issued and outstanding, respectively	2,144	1,760
Common stock subscribed	-	611,846
Additional paid-in capital	22,029,558	15,120,792
Deficit accumulated during the development stage	(16,494,332)	(14,449,368)

Total stockholders' equity	5,537,370	1,285,030

Total liabilities and stockholders' equity	$8,210,919	$3,855,749

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2011
(Unaudited)

					Cumulative Period
					from November 21, 2003
					(date of inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2011	2010	2011	2010	2011

Operating expenses:
General and administrative expenses	$893,889	$777,744	$1,525,939	$1,173,624	$6,413,575
Research and development	801,237	737,106	1,222,353	1,091,171	8,977,760
Research and development grant received	-	-	(244,479)	-	(488,958)

Total operating expenses	1,695,126	1,514,850	2,503,813	2,264,795	14,902,377

Loss from operations	(1,695,126)	(1,514,850)	(2,503,813)	(2,264,795)	(14,902,377)

Finance cost	-	-	-	-	(518,675)
Change in fair value of derivative liability	(9,631)	809,880	443,959	(613,612)	(1,096,245)
Interest income, net	8,512	8,886	14,890	12,259	22,965

Loss before provision for income taxes	(1,696,245)	(696,084)	(2,044,964)	(2,866,148)	(16,494,332)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,696,245)	$(696,084)	$(2,044,964)	$(2,866,148)	$(16,494,332)

Net loss per common share, basic and diluted	$(0.08)	$(0.04)	$(0.10)	$(0.18)

Weighted average shares outstanding	20,991,614	16,752,200	20,179,914	16,203,123

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2011
(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Balance, November 21, 2003	-	$-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	610	(510)	-	-	100

Contributed services	-	-	120,000	-	-	120,000

Net loss	-	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	-	(125,127)	(5,027)

Contributed services	-	-	192,000	-	-	192,000

Stock based compensation	-	-	24,102	-	-	24,102

Net loss	-	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	-	(378,748)	(42,546)

Contributed services	-	-	48,000	-	-	48,000

Stock based compensation	-	-	24,100	-	-	24,100

Net loss	-	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	-	(505,716)	(97,414)

Contributed services	-	-	144,000	-	-	144,000

Stock based compensation	-	-	42,162	-	-	42,162

Net loss	-	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	-	(750,786)	(156,322)

Shares sold for cash at $0.50 per share in November, 2007	1,300,000	130	649,870	-	-	650,000

Shares issued for services	735,000	74	367,426	-	-	367,500

Contributed services	-	-	220,000	-	-	220,000

Stock based compensation	-	-	24,082	-	-	24,082

Exercise of options for cash at $0.003 per share in March and June, 2007	900,000	90	2,610	-	-	2,700

Net loss	-	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	-	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share on March 7,2008	1,000,000	100	499,900	-	-	500,000

Sale of common stock and warrants at $1.00 per share - July and August 2008	2,320,000	232	2,319,768	-	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	-	15,859

Shares issued for services	100,000	10	49,990	-	-	50,000

Stock based compensation	-	-	313,743	-	-	313,743

Contributed services	-	-	50,000	-	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	-	20,675

Net loss	-	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	-	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	-	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,865	-	-	51,865

Stock based compensation	-	-	1,530,536	-	-	1,530,536

Common stock issued for services	86,875	10	104,109	-	-	104,119

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	667,439	-	-	667,485

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	-	174,165

Net loss	-	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	-	(10,191,529)	(54,245)

Stock based compensation	-	-	1,165,450	-	-	1,165,450

Sale of common stock and warrants at $1.65 per share - February and March 2010	533,407	53	806,157	-	-	806,210

Sale of common stock and warrants at $2.00 per share - May 2010	1,347,500	135	2,655,365	-	-	2,655,500

Common stock and warrants issued as payment of placement fees	43,632	4	(4)	-	-	-

Common stock issued as payment for patents and license	20,000	2	46,798	-	-	46,800

Common stock and warrants subscribed	-	-	-	611,846	-	611,846

Salaries paid with common stock	43,479	4	99,996	-	-	100,000

Exercise of options and warrants	150,001	15	124,986	-	-	125,001

Reclassification of derivative liability upon exercise of warrants	-	-	86,307	-	-	86,307

Net loss	-	-	-	-	(4,257,839)	(4,257,839)

Balance, December 31, 2010	17,604,465	1,760	15,120,792	611,846	(14,449,368)	1,285,030

Stock based compensation	-	-	131,094	-	-	131,094

Sale of common stock and warrants at $1.80 per share - January and February 2011	2,241,605	224	4,034,659	(611,846)	-	3,423,037

Sale of common stock and warrants at $1.65 per share - April 2011	1,363,622	136	2,249,839	-	-	2,249,975

Common stock and warrants issued as payment of placement fees	61,498	6	(6)	-	-	-

Common stock and warrants issued as payment of accrued consulting fees	33,334	3	59,997	-	-	60,000

Common stock and warrants issued as payment of consulting fees	139,211	15	506,686	-	-	506,701

Cost of sales of common stock and warrants	-	-	(73,503)	-	-	(73,503)

Net loss	-	-	-	-	(2,044,964)	(2,044,964)

Balance, June 30, 2011	21,443,735	$2,144	$22,029,558	$-	$(16,494,332)	$5,537,370

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2011
(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Six months ended June 30,		June 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(2,044,964)	$(2,866,148)	$(16,494,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,081	9,257	56,984
Stock based compensation	511,441	826,402	4,257,235
Common stock issued for acquisition of license	-	-	28,800
Warrants issued for financing costs	-	-	467,840
Change in fair value of derivative liability	(443,959)	613,612	1,096,245
Contributed services	-	-	774,000
Amortization of debt discount	-	-	20,675
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	606,789	73,797	784,899

Cash used in operating activities	(1,360,612)	(1,343,080)	(9,007,654)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(15,833)
Acquisition of intangibles	-	-	(194,168)

Cash used in investing activities	-	-	(210,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	5,673,012	3,461,710	16,974,705
Proceeds from exercise of warrants	-	125,001	125,001
Cost of common stock and warrants sold	(70,003)		(73,503)
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	-	(50,000)

Cash provided by financing activities	5,603,009	3,586,711	17,131,203

Net increase in cash	4,242,397	2,243,631	7,913,548
Cash, beginning of period	3,671,151	2,255,311	-
Cash, end of period	$7,913,548	$4,498,942	$7,913,548

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities:

Common stock units issued as payment of accrued consulting fees	$60,000	$-
Common stock units issued as payment of placement fees	110,695	-
Common stock and warrants issued as payment of consulting fees	498,701	-
Derivative liability reclassified to equity upon exercise of warrants	-	86,307

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 21, 2003
(INCEPTION) TO JUNE 30, 2011
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

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through June 30, 2011, we have accumulated losses of $16,494,332.

Liquidity

As of June 30, 2011, we had working capital (current assets in excess of current liabilities) of $7,110,073.  Our cash flow used in operations was $1,360,612 and $1,343,080 for the six months ended June 30, 2011 and 2010, respectively.  At June 30, 2011, we had cash on hand of approximately $7,914,000 and raised approximately $5,673,000 in the first six months of 2011.  Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements until July 2012.

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

GenSpera incurred net research and development expenses of $801,237 and $737,106 for the three months ended June 30, 2011 and 2010, respectively, and $977,874 and $1,091,171 for the six months ended June 30, 2011 and 2010, respectively, and $8,488,802 from November 21, 2003 (inception) through June 30, 2011.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 11,496,197 common share equivalents at June 30, 2011 and 8,894,425 at June 30, 2010. For the three and six months ended June 30, 2011 and 2010, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities as of June 30, 2011:

	Fair Value at	Fair Value Measurement Using
	June 30, 2011	Level 1	Level 2	Level 3
Warrant derivative liability	$1,870,074	$—	$—	$1,870,074

	$1,870,074	$—	$—	$1,870,074

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the six months ended June 30, 2011.

2011
Balance at beginning of year	$2,314,033
Change in fair value of warrant liability	(443,959)
Balance at end of period	$1,870,074

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

On April 29, 2011, pursuant to a securities purchase agreement, we sold an additional 1,363,622 units resulting in gross proceeds of $2,249,750.  The price per unit was $1.65.  Each unit consists of: (i) one (1) share of the common stock, par value $.0001, and (ii) one half (1/2) common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase the common shares at a price per share of $3.15.  In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date.   The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.  The warrants do not contain any price protection provisions.   The warrants are callable assuming the following: (i) our common stock trades above $6.50 for ten (10) consecutive days; (ii) the daily average minimum volume over such ten (10) days is 15,000 or greater; and (iii) there is an effective registration statement covering the underlying shares.   We also granted the investors certain piggy-back registration rights. In connection with the offering, we incurred finder’s fees in the amount of $60,000 in cash and issued warrants to purchase a total of 36,364 shares at an exercise price per share of $3.15.  The warrants have the same terms and conditions as the investor warrants.

As a result of the offerings, the reinvestment of fees, and the issuance of placement agent and finder’s warrants, we issued a total of 3,666,725 shares and 1,936,785 common stock purchase warrants.

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

On March 1, 2011, we granted 39,000 common stock options to a director. The options have an exercise price of $1.90 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $20,416, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.225%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the options of 0.625 years. During the three and six months ended June 30, 2011 we have recorded an expense of $5,104 and $6,805 related to the fair value of the options that vested or are expected to vest.

During May 2011, we issued 52,500 shares of common stock and 91,000 warrants as payment of consulting fees. The warrants have an exercise price of $3.15 per share and have the same terms as the warrants issued with the offerings described above. The common shares have been valued at $100,800 based on the market price of our common stock. The warrants have been valued at $104,277, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 87%; and (4) an expected life of the warrants of 5 years. Of the aggregate value of the stock and warrants of $205,077, we have recorded a prepayment of $126,354 at June 30, 2011, with the balance of $78,723 charged to expense during the three months ended June 30, 2011.

During May 2011 we issued 4,211 shares of common stock, valued at $8,000, as payment for services.

On May 18, 2011, we granted a total of 80,000 common stock options to the four members of our Advisory Board. The options have an exercise price of $1.85 per share. The options will vest 20,000 upon grant and the balance quarterly over the remainder of 2011. The options lapse if unexercised after five years. During the three and six months ended June 30, 2011 we have recorded an expense of $50,966, respectively, related to the fair value of the options that vested, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 87%; and (4) an expected life of the options of 4.96 years.

During January 2011, we granted a total of 25,000 common stock options for legal and consulting services. The options have an exercise price of $1.90 per share. Of these options, 5,000 vested upon grant and 20,000 vests quarterly during 2011. The options and warrants lapse if unexercised after five years.  We have recorded an expense of $5,980 and $18,928 during the three and six months ended June 30, 2011, respectively, related to the fair value of the options and warrants that vested or are expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 90%; and (4) an expected life of the warrants of 4.8 years.

During the three and six months ended June 30, 2011 we have recorded a credit of $37,373 and an expense of $35,769, respectively, related to the fair value of the options granted to our chief executive officer and chief operating officer that vested or are expected to vest.

During the three and six months ended June 30, 2011 we have recorded an expense of $6,995 and $18,626 related to the fair value of the options granted to directors and consultants in prior years that vested or are expected to vest.

NOTE 3 – DERIVATIVE LIABILITY

At June 30, 2011, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at June 30, 2011 is $1,870,074. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 87%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $9,631 and a credit of $443,959 during the three and six months ended June 30, 2011, respectively, related to the change in fair value during those periods.

 NOTE 4 – SUBSEQUENT EVENTS

On July 1, 2011, our compensation committee approved the 2011 annual base salaries and the 2010 Long Term Incentive Grants for our chief executive officer and chief operating officer. This action results in an increase in 2011 base salaries aggregating $80,000, retroactive to January 1, 2011. The 2010 Long Term Incentive Grants aggregate $510,000 and shall be paid via the issuance of common stock options in lieu of cash. For purposes of calculating the number of options to be issued as payment of the discretionary bonuses, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 87%; and (4) an expected life of the options of 2.5 years, the grant date is July 1, 2011. The aggregate number of options granted is 559,370, with a weighted average exercise price of $1.93. We have included an accrual of $550,000 at June 30, 2011 to reflect the 2010 Long Term Incentive Grants and the retroactive increase in salaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three and six month periods ended June 30, 2011 to the comparable periods of 2010.

•	Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Business Strategy

Our business strategy is to develop a series of therapeutics based on our target-activated pro drug technology platform and bring them through Phase I/II clinical trials. At that point, we plan to license the rights to further development of the drug candidates to major pharmaceutical companies. We believe that major pharmaceutical companies see significant value in drug candidates that have passed one or more phases of clinical trials, and these organizations have the resources and expertise to finalize drug development and market the drugs.

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

As of June 30, 2011, nineteen patients have been treated with G-202 in the ongoing Phase I clinical trial. We anticipate that the Phase I clinical trial of G-202 will continue through the fourth quarter of 2011. The purpose of the Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for the subsequent clinical studies. This is accomplished by exposing successive cohorts of three patients to escalating doses of the drug until a Maximally Tolerated Dose (MTD) is identified.  We are currently conducting the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors.  This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study at: (i) Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); (ii) University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator); and (iii) Cancer Therapy and Research Center at the University of Texas Health Science Center in San Antonio (Devalingam Mahalingam, MD as Principal Investigator).  The Phase I clinical protocol has been modified to accommodate enrollment of up to 18 additional patients in a Phase IB component of the study to evaluate the drug’s safety and tolerability and possible efficacy in a broader patient population consisting primarily of prostate cancer patients who have previously failed treatment with chemotherapeutic agents.  It is expected that the Phase IB component of the study may give us an earlier glimpse of true anti-tumor activity as well as provide information on how to best design the subsequent Phase II study in this later stage prostate cancer patient population. It is anticipated that the ongoing Phase I clinical trial will be completed in the fourth quarter of 2011 whereas the Phase IB component of the trial will continue through the fourth quarter of 2012.

Upon completion of the dose escalation component of the Phase I clinical trial, we expect to conduct several Phase II clinical trials to determine the therapeutic efficacy of G-202 in cancer patients.  The Phase II studies can be started while the Phase IB trial in late stage post-chemotherapy prostate cancer patients is ongoing.  Although we believe that G-202 will be useful across a wide variety of cancer types, it is usually most efficient and medically prudent to evaluate a drug candidate in separate Phase II studies, each enrolling patients with a specific tumor type per individual study. We are developing a Phase II clinical protocol for the treatment of castrate-resistant chemotherapy-naïve prostate cancer patients to be conducted in the US with additional sites in the UK. This trial will have an advantage of demonstrating approval by European regulatory agencies for testing of G-202 in patients and is expected to launch in Q1 2012. We are also evaluating Phase II trial designs in other tumor types and expect to conduct up to four separate concurrent Phase II studies in different tumor types.

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

Anticipated Expenditures

We have budgeted $7,584,200 in cash expenditures for the twelve month period following June 30, 2011, including (1) $1,262,700 to cover our projected general and administrative expense during this period; and (2) $6,321,500 for research and development activities. Based on our cash at June 30, 2011 we believe we have sufficient cash on hand to fund our operations until July 2012, after which time we will need to undertake additional financings. These assumptions are based upon operations focused on completion of the G-202 Phase I clinical program, initiation of several G-202 Phase II clinical trials, full pre-clinical development of G-115, and initiation of a Phase I clinical trial for G-115.

We anticipate that we will license G-202 to a third party during or after Phase II clinical studies.  In the event we are not able or decide not to license G-202, we will proceed with Phase III Clinical trials.  We estimate that Phase III Clinical trials will cost approximately $25 million and will be completed in the fourth quarter of 2015. If all goes as planned, we may expect marketing approval in the first half of 2016 with an additional $3 million spent to get the NDA approved. We do not expect material net cash inflows from our own marketing efforts before the first half of 2017.  The Phase III estimated costs are subject to major revision because we have not yet obtained any efficacy data for our drug in patients and therefore cannot accurately predict what may be the optimal Phase III patient population. The estimates will become more refined as we obtain more clinical data.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three and six months ended June 30, 2011, as compared to those policies disclosed in the comparable period of 2010 and December 31, 2010 financial statements, except as disclosed in the notes to those financial statements.

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

Use of Estimates— These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors and consultants. Actual results could differ from those estimates.

Cash and Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Intangible and Long-Lived Assets — We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, "Property, Plant and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. We have not recognized any impairment losses.

Research and Development Costs — Research and development costs include expenses incurred by the Company for research and development of therapeutic agents for the treatment of cancer and are charged to operations as incurred.

Stock Based Compensation — We account for our share-based compensation under the provisions of ASC Topic 718 “Compensation – Stock Compensation.”

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

Revenue

We did not have revenues for the three or six months ended June 30, 2011 and 2010. We do not anticipate any revenues during 2011.

Operating Expenses

Operating expense totaled $1,695,126 and$1,514,850 for the three months ended June 30, 2011 and 2010, respectively.  The increase in operating expenses results from increases in both research and development and general and administrative expenses.

Operating expense totaled $2,503,813 and $2,264,795 for the six months ended June 30, 2011 and 2010, respectively.  The increase in operating expenses is primarily the result of an increase in general and administrative expenses.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2011	2010	2011	2010
Operating expenses:
General and administrative expenses	$893,889	$777,744	$1,525,939	$1,173,624
Research and development	801,237	737,106	1,222,353	1,091,171
Research and development grant received	-	-	(244,479)	-
Total operating expenses	$1,695,126	$1,514,850	$2,503,813	$2,264,795

General and Administrative Expenses

General and Administrative Expenses (“G&A”) expenses totaled $893,889 and $777,744 for the three months ended June 30, 2011 and 2010, respectively.  The increase of $116,145 or 15% for the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to a number of factors, including an increase in compensation of approximately $238,000 (resulting mainly from bonus compensation recorded in the second quarter of 2011 as opposed to the prior year’s bonus compensation being recorded in the first quarter of 2010) partially offset by a decrease in consulting and other fees of approximately $120,000.

G&A expenses totaled $1,525,939 and $1,173,624 for the six months ended June 30, 2011 and 2010, respectively.  The increase of $352,315 or 30% for the six months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to a number of factors, including increases in compensation expense of approximately $151,000 (resulting mainly from an increase in the current period bonus compensation compared to 2010), consulting and other fees of approximately $152,000 and travel and entertainment of approximately $36,000.

Research and Development Expenses

Research and development expenses totaled $801,237 and $737,106 for the three months ended June 30, 2011 and 2010, respectively.  The increase of $64,131 or 9% for the three months ended June 30, 2011 compared to the same period in 2010 was attributable to an increase in compensation expense of approximately $220,000 (resulting mainly from bonus compensation recorded in the second quarter of 2011 as opposed to the prior year’s bonus compensation being recorded in the first quarter of 2010) offset by a decrease in development expense of approximately $156,000.

Research and development expenses totaled $1,222,353 and $1,091,171 for the six months ended June 30, 2011 and 2010, respectively.  The increase of $131,182 or 12% for the six months ended June 30, 2011 compared to the same period in 2010 was attributable to an increase in compensation expense of approximately $107,000 (resulting mainly from an increase in the current period bonus compensation compared to 2010) and an increase in development expense of approximately $25,000.

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

Other Income (Expenses)

Other income (expenses) totaled $1,119 of expense and $818,766 of income for the three months ended June 30, 2011 and 2010, respectively.

Other income (expenses) totaled $458,849 of income and 601,353 of expense for the six months ended June 30, 2011 and 2010, respectively.

	Three Months		Six Months
	Ended June 30		Ended June 30
	2011	2010	2011	2010
Other expenses:
Change in fair value of derivative liability	$(9,631)	$809,880	$443,959	$(613,612)
Interest income, net	8,512	8,886	14,890	12,259
Total other income (expenses)	$(1,119)	$818,766	$458,849	$(601,353)

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $9,631 of expense during the three months ended June 30, 2011 and $809,880 of income for the three months ended June 30, 2010.

Change in fair value of derivative liability totaled $443,959 of income during the six months ended June 30, 2011 and $613,612 of expense for the six months ended June 30, 2010.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion on our warrant liabilities.

At June 30, 2011, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at June 30, 2011 is $1,870,074. The value of the warrants was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 87%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $9,631 and a credit of $443,959 during the three and six months ended June 30, 2011, respectively, related to the change in fair value during those periods.

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

Interest expense

We had net interest income of $8,512 and $8,886 for the three months ended June 30, 2011 and 2010, respectively. We had net interest income of $14,890 and $12,259 for the six months ended June 30, 2011 and 2010, respectively.  The increase in net interest income was attributable to an increase in interest earned on deposits.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private placement of our securities. Our current monthly cash burn rate is approximately $500,000. This will increase to $800,000 per month in the 4th quarter 2011 primarily due to G-115 development costs. The monthly burn rate is expected to be $600,000 during the first half of 2012 as we embark upon Phase II clinical studies with G-202 and a Phase I study for G-115. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 12 months from June 30, 2011.

	Six Months
	Ended June 30
	2011	2010
Cash & Cash Equivalents	$7,913,548	$4,498,942
Net cash used in operating activities	(1,360,612)	(1,343,080)
Net cash provided by financing activities	5,603,009	3,586,711

Cash and cash equivalents totaled $7,913,548 and $4,498,942 as of June 30, 2011 and 2010, respectively.  The increase of $3,414,606 at June 30, 2011 compared to the same period in 2010 was attributable to capital raised through equity sales during the first 6 months of 2011.

Net Cash Used in Operating Activities

In our operating activities we used cash of $1,360,612 and $1,343,080 for the six months ended June 30, 2011 and 2010, respectively. The increase of $17,532 in cash used for operations during the six months ended June 30, 2011, compared to the same period in 2010, was primarily attributable to an increase in loss of $550,524 (after adjusting for non-cash items, partially offset by an increase in accounts payable of $532,992.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $5,603,009 and $3,586,711 for the six months ended June 30, 2011 and 2010, respectively.

Listed below are key financing transactions we entered into during 2010 and year to date through June 30, 2011.

•	In January and March of 2010, we sold 533,407 units resulting in gross proceeds of approximately $880,000.

•	In May of 2010, we sold 1,347,500 units resulting in gross proceeds of approximately $2,695,000.

•	In January and February of 2011, we sold 2,303,100 units resulting in gross proceeds of $4,146,000 (of which approximately $612,000 had been received as of December 31, 2010).

•	In April of 2011, we sold 1,363,622 units resulting in gross proceeds of $2,249,750.

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

ITEM 4.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The Company has limited resources and a limited number of employees. As a result, management concluded that our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

We are not profitable and may never be profitable.

Our net loss for the six months ended June 30, 2011 is $2,044,964.  Our net losses for the two most recent fiscal years ended December 31, 2010 and 2009 have been $4,257,839 and $5,132,827, respectively. Since inception, we have generated no revenue.  We intend to develop our drug compounds through Phase I/II, and then license our drug compounds to third parties after Phase I/II clinical trials. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products.  Even if we succeed in developing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

Since inception in 2003 and through June 30, 2011, we have raised approximately $17,026,000 in capital.  During this same period, we have recorded accumulated losses totaling $16,494,332.  As of June 30, 2011 and December 31, 2010, we had working capital of $7,110,073 and $3,414,465, respectively, and stockholders’ equity of $5,537,370 and $1,285,030 respectively.  To date, we have generated no product revenues.  Until, and unless, we receive approval from the United States Food and Drug Administration (“FDA”) and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are G-202 and G-115.  Neither of these products is approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and potential future offerings.  As of June 30, 2011, we had cash of approximately $7,914,000. Our current monthly cash burn rate is approximately $500,000. This will increase to $800,000 per month in the 4th quarter 2011 primarily due to G-115 development costs. The monthly burn rate is expected to be $600,000 during the first half of 2012 as we embark upon Phase II clinical studies with G-202 and a Phase I study for G-115. Accordingly, based on our cash at June 30, 2011, we believe that we have sufficient cash on hand to fund our operations until July, 2012.   However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us.  If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

We are a party to employment agreements with each of Craig Dionne, our Chief Executive Officer, and Russell Richerson, our Chief Operating Officer.  In the event we terminate the employment of either of these executives, we experience a change in control, or in certain cases, if such executive terminates his employment with us, such executive will be entitled to receive certain severance and related payments.  Additionally, in such instance, certain securities held by Messrs. Dionne and Richerson will become immediately vested and exercisable.  Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and accordingly, our ability to execute our business plan which could have a materially adverse effect to our business.  Also, these provisions may discourage potential takeover attempts.

We will require additional personnel to execute our business plan.

Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, may require the addition of new personnel and the development of additional expertise by existing management. There is intense competition for qualified personnel in such areas.  There can be no assurances that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

Our competitors have significantly greater experience and financial resources.

We compete against numerous companies, many of which have substantially greater financial and other resources than us. Several such competitors have research programs and/or efforts to treat the same diseases we target. Companies such as Merck, Ipsen, Johnson and Johnson, and Sanofi-Aventis, as well as others, have substantially greater resources and experience than we do and are situated to compete with us effectively.  As a result, our competitors may bring competing products to market that would result in a decrease in demand for our product, if developed, which could have a materially adverse effect on the viability of the company.

We are dependent upon third-parties to develop our product candidates, and such parties are, to some extent, outside of our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These individuals and/or entities are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us.

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

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT functions by dramatically raising the levels of calcium inside cells, which leads to cell death. 12ADT is derived from a material called thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that the countries from which we can secure Thapsia garganica will continue to allow Thapsibiza, SL to collect such seeds and/or export the seeds derived from Thapsia garganica to the United States. In the event we are no longer able to import these seeds, we will not be able to produce our proposed drug and our business will be adversely affected.

We may be required to secure land for cultivation and harvesting of Thapsia garganica.

We believe that we can satisfy our needs for clinical development of G-202, through completion of Phase III clinical studies, from Thapsia garganica that grows naturally in the wild.  In the event G-202 is approved for commercial marketing, our current supply of Thapsia garganica may not be sufficient for the anticipated demand.  We estimate that in order to secure sufficient quantities of Thapsia garganica for the commercialization of a product comprising G-202, we will need to secure approximately 1000 acres of land to cultivate and grow Thapsia garganica.  We anticipate the cost to lease such land would be $400,000 per year but have not yet fully assessed what other costs would be associated with a full-scale farming operation. There can be no assurances that we can secure such acreage, or that even if we are able to do so, that we could adequately grow sufficient quantities of Thapsia garganica to satisfy any commercial objectives that involve G-202. Our inability to secure adequate seeds will result in us not being able to develop and manufacture our proposed drug and will adversely impact our business.

Thapsia garganica and Thapsigargin can cause severe skin irritation and is highly toxic.

The plant Thapsia garganica can cause severe skin irritation when contact is made between the plant and the skin.  In 1978, thapsigargin was determined to be the skin-irritating component of the plant Thapsia garganica. The therapeutic component of our products, including our lead product G-202, is derived from thapsigargin. We obtain thapsigargin from the above-ground seeds of Thapsia garganica. These seeds are harvested by hand and those conducting the harvesting must wear protective clothing and gloves to avoid skin contact. Although we obtain the seeds from a third-party contractor located in Spain, and although the contractor has contractually waived any and all liability associated with collecting the seeds, it is possible that the contractor or those employed by the contractor may suffer medical issues related to the harvesting and subsequently seek compensation from us via, for example, litigation.  No assurances can be given, despite our contractual relationship with the third-party contractor, that we will not be the subject of litigation related to the harvesting of Thapsia garganica.

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

The current manufacturing process for our compounds requires the common solvent acetonitrile.  From late 2008 through 2009 there was a worldwide shortage of acetonitrile for a variety of reasons. We observed during that time that the available supply of acetonitrile was of variable quality, some of which is not suitable for our purposes.  If we are unable to successfully change our manufacturing methods to avoid the reliance upon acetonitrile, we may incur prolonged production timelines and increased production costs.  In an extreme case this situation could adversely affect our ability to manufacture our compounds altogether, thus significantly impacting our future operations.

Our proposed products may not be accepted by the health care community.

Our proposed products, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize them.  We are attempting to develop products that will likely be first approved for marketing in late stage cancer where there is no truly effective standard of care.  If approved for use in late stage cancer, the drugs will then be evaluated in earlier stage where they would represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. It is too early in the development cycle of the drugs for us to accurately predict our major competitors.  Nonetheless, the degree of market acceptance of any of our developed products will depend on a number of factors, including but not limited to:

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

If the health care community does not accept our products, our business will be materially harmed.

Our therapeutic compounds have not been subjected to large scale manufacturing procedures.

To date, G-202 and G-115 have only been manufactured at a scale which is adequate to supply early stage clinical trials. There can be no assurances that the current procedures for manufacturing G-202 and G-115 will work at a larger scale which is adequate for commercial needs.  In the event our therapeutic compounds cannot be manufactured in sufficient commercial quantities, our future prospects could be significantly impacted.

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

We rely on our intellectual property, including our issued and applied for patents and our licenses, as the foundation of our business. Our intellectual property rights may come under challenge.  No assurances can be given that our patents or licenses will survive claims alleging invalidity or infringement on other patents and/or licenses. The viability of our business will suffer if our intellectual property protection becomes limited or is eliminated.

We may not be able to adequately protect our intellectual property.

Considerable research with regard to our technologies has been performed in countries outside of the United States. The laws protecting intellectual property in some of those countries may not provide protection for our trade secrets and intellectual property.  If our trade secrets or intellectual property are misappropriated in those countries, we may be without adequate remedies to address the issue.  In addition to our patents, we rely on confidentiality and assignment of invention agreements to protect our intellectual property. These agreements provide for contractual remedies in the event of misappropriation.  We do not know to what extent, if any, these agreements and any remedies for their breach will be enforced by a foreign or domestic court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will greatly diminish.

Our proposed products may not receive FDA approval.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product.  Although our G-202 Phase I clinical trials are underway, we cannot assure you that we will successfully complete the trial.  As of June 30, 2011, we had dosed 19 patients.  It is still too early to predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.   Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company.

Risks Relating To Our Common Stock

Our limited market is relatively illiquid.

On September 18, 2009, our common shares began quotation on the Over-the-Counter Bulletin Board (“OTCBB”) and Pinksheets.  The shares were initially sporadically traded and as a result, we did not consider that a public market for our securities existed.  Commencing in the first quarter of 2010, our common shares began trading regularly but with limited volume.   Accordingly, although a limited public market for our securities now exists, it is still relatively illiquid.  Any prospective investor in our common stock should consider the limited market when making an investment decision.    No assurances can be given that the trading volume of our common shares will increase or that a liquid public market will ever materialize.   Additionally, due to the limited trading volume, it may be difficult for an investor to sell his or her shares.

Our stock price may be particularly volatile because we are a drug development company.

The market prices for securities of biotechnology companies in general, and early-stage drug development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, particularly the results of our clinical trials of G-202;

•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

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

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the United States Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies.  These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming and more burdensome. As a result, management will be required to devote more time to compliance which could result in a reduced focus on development thereby adversely affecting the Company’s development activities.  Also, the increased costs will require the Company to seek financing sooner that it may otherwise have had to.

Presently we qualify as a non-accelerated filer and, accordingly, are exempt from the requirements of 404b and our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of such internal controls.  In the event we become an accelerated filer, we will be required to expend substantial capital in connection with compliance.

Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the Committee of Sponsoring Organizations of the Treadway Commission internal control framework.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and will divert time and attention away from revenue generating activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30th, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from developing our business to compliance activities which could have an adverse effect on our business.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which currently trades on the Over-the-Counter Bulletin Board and Pinksheets, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”).  Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, if we are a penny stock issuer, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage, the trading price for our common stock will be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline.  If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

We do not intend to pay cash dividends.

We do not pay, and do not anticipate paying cash dividends in the foreseeable future. Accordingly, any gains on your investment will need to come through an increase in the price of our common stock.  The lack of a liquid market for our common stock makes such gains highly unlikely.

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2011, we have issued and outstanding 21,443,735 common shares and we have 16,371,218 common shares reserved for future grants under our equity compensation plans and issuances upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we are entitled to issue up to 42,185,047 additional common shares and 10,000,000 additional preferred shares.  Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders.  Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  The issuance of additional securities may cause substantial dilution to our shareholders.

Our Officers and Scientific Advisors beneficially own approximately 31% of our outstanding common shares.

Our Officers and Scientific Advisors own approximately 31% of our issued and outstanding common shares.  As a consequence of their level of stock ownership, the group retains substantial ability to influence the elect or remove members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since January 1, 2011.The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

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

•
In March of 2011, we granted Scott Ogilvie, one of our outside directors, options to purchase 39,000 common shares.  The options were granted pursuant to our director compensation plan as compensation for Mr. Ogilvie’s service on our Board and related committees.  The options have an exercise price of $1.90 per share, a term of 5 years and vest quarterly over the grant year.

•
In March of 2011 we entered into a consulting agreement.  Pursuant to the terms of the agreement, the consultant agreed to convert $60,000 of previously earned fees (consulting fees for October, November and December of 2010) into the Company’s securities on the same terms and conditions as the January 2011 offering.  Accordingly, we issued 33,334 units consisting of 33,334 common shares and warrants to purchase an addition 16,667 common shares.  The price per unit was $1.80 and the warrants have the same terms and conditions as the units issued during our January 2011 offering.   The agreement also provides for a retainer of 32,500 common shares and a warrant to purchase 44,000 common shares.  Consulting fees for the months of January, February, March, April, and May of 2011 have also been paid through the issuance of the Company’s securities at a rate of: (i) 10,000 common shares per month, and (ii) 20,000 common stock purchase warrants per month.  The warrants have substantially the same terms and conditions as the warrants issued during the Company’s January 2011 offering.  As a result of agreement and the payment of prior consulting fees, we issued an aggregate of: (x) 115,834 common shares, and (y) warrants to purchase 160,667 common shares.

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

•
On May 18, 2011, we granted a total of 80,000 common stock purchase options/warrants to members of our Scientific Advisory Board. Of this total, 20,000 options/warrants were granted to each of the following individuals: Dr. John T. Isaacs, Dr. Samuel R. Denmeade, Dr. Soren Brogger Christensen and Dr. Hans Lilja. The options/warrants have an exercise price of $1.85 per share. The options/warrants vest on the following schedule: options/warrants to purchase 5,000 shares vested immediately and the rest vest in equal installments quarterly during the year beginning June 30, 2011, and lapse if unexercised on May 18, 2016.

•
On May 23, 2011 we entered into a consulting agreement.  The agreement provides for a retainer of 12,500 common shares and a warrant to purchase 11,000 common shares as well as a $20,000 expense advance.  Consulting fees for the months of June, July, August and September have been paid through the issuance of the Company’s securities at a rate of: (i) 10,000 common shares per month, and (ii) 20,000 common stock purchase warrants per month.  The warrants have substantially the same terms and conditions as the warrants issued during the Company’s April 2011 offering.  As a result of the agreement we issued an aggregate of: (x) 52,500 common shares, and (y) warrants to purchase 91,000 common shares.

•
On May 26, 2011, we issued 4,211 common shares to Prism Production Services, Inc. as payment for services valued at $8,000 provided in connection with the creation of a corporate informational video.   The shares were valued at $1.90 per share.

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

GENSPERA, INC.

Date: August 15, 2011	/s/ Craig Dionne
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