Form 10-K/A
period 2010-12-31
GENSPERA INC
filed 2011-11-14
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K
(Amendment No. 1)
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

Explanatory Note

GenSpera, Inc., a Delaware corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K which was originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2011 (“Original Annual Report”), to correct the issue and expiration dates of certain of the Company’s patents.  Except for such amended disclosures, the information in this Form 10-K/A has not been updated to reflect events that occurred after March 30, 2011, the filing date of the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.  The following section has been amended:

•	Item 1. Business -- Patents and Proprietary Rights

Except as set forth above, all other information in the Company’s Original Form 10-K remains unchanged. The Company has re-filed the entire Form 10-K (except for any exhibits which are incorporated herein)  in order to provide more convenient access to the amended information in context.

GENSPERA, INC

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

We urge you to read this entire Amended Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein.  As used in this Amended Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc. Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amended Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements included in this Amended Annual Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in the section of this Amended Annual Report entitled “Risk Factors” and elsewhere.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day the Original Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

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

Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this Amended Annual Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this Amended Annual Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

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

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing on the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable or that we determine to keep as trade secrets. We protect our proprietary information, in part, by the use of confidentiality and assignment of invention agreements with our officers, directors, employees, consultants, significant scientific collaborators and sponsored researchers that generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.  The intellectual property underlying our technology is covered by certain patents and patent applications previously owned by JHU that were assigned to us in April of 2008.  By virtue of these assignments, we have no further financial obligations to the inventors or to JHU with regard to the assigned intellectual property. JHU retains a paid-up, royalty-free, non-exclusive license to use the intellectual property for non-profit purposes. The following table identifies issued patents and published pending patent applications that are either owned by or exclusively licensed to GenSpera:

Number	Country	Filing Date	Issue Date	Expiration Date	Title
IssuedPatents
6,265,540	US	5/19/1998	7/24/2001	5/19/2018	Tissue specific prodrug (PSA)

6,410,514	US	6/7/2000	6/25/2002	5/20/2018	Tissue specific prodrug (PSA)

6,504,014	US	6/7/2000	1/7/2003	5/19/2018	Tissue specific prodrug (TG)

6,545,131	US	7/28/2000	4/8/2003	5/19/2018	Tissue specific prodrug (TG)

7,053,042	US	7/28/2000	5/30/2006	1/4/2023	Activation of peptide prodrugs by HK2

7,468,354	US	11/30/2001	12/23/2008	11/24/2023	Tissue specific prodrug (G-202, PSMA)

7,635,682	US	1/6/2006	12/22/2009	5/19/2018	Tumor activated prodrugs (G-115)

7,767,648	US	11/25/2008	8/3/2010	1/20/2022	Tissue specific prodrug (G-202, PSMA)

7,906,477	US	11/18/2003	8/3/2010	9/20/2026	Activation of peptide prodrugs by HK2

Patent Applications
US 2008/0247950	US	3/15/2007	Pending	N/A	Activation of peptide prodrugs by HK2

US 2010/0120697	US	11/5/2009	Pending	N/A	Tumor Activated Prodrugs (PSA,G-115)

PCT/US2010/027657	PCT	3/17/2010	Pending	N/A	Methods and compositions for the detection of cancer

US2011/0245147	US	1/10/2011	Pending	N/A	Activation of peptide prodrugs by HK2

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

GENSPERA
2511 N Loop 1604 W, Suite 204
San Antonio, TX78258
Attn: Chief Executive Officer
Tel:210-479-8112

ITEM 1A.            RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Amended Annual Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Amended Annual Report should be considered carefully in evaluating us, our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Amended Annual Report or presented elsewhere by management from time to time.

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

ITEM 3.               LEGAL PROCEEDINGS

As of the date of the Original Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

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

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this Amended Annual Report. Our actual results may differ materially.

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

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item are incorporated by reference from Item 5 of this Amended Annual Report from the section entitled “Equity Compensation Plan Information.”

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

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from Item 11 of this Amended Annual Report.

Information regarding disclosure of compensation to a director is incorporated by reference from Item 11 of this Amended Annual Report.

Information regarding the identification of each independent director is incorporated by reference from Item 10 of this Amended Annual Report.

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

GENSPERA, INC

Dated: November 11, 2011	By:	/S/ Craig Dionne
Craig Dionne, PhD
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Dionne	Chief Executive Officer, Chief Financial Officer and Director	November 11, 2011
Craig Dionne, PhD	(Principal executive officer and Principal financial
and accounting officer)

/s/ Bo Jesper Hansen MD PhD	Director	November 11, 2011
Bo Jesper Hansen MD PhD

/s/ Scott Ogilvie	Director	November 11, 2011
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