Form 10-Q
period 2011-09-30
GENSPERA INC
filed 2011-11-14
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011
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

As of November 1, 2011, Registrant had 21,457,419 common shares, $0.0001 par value, issued and outstanding.

Table of Contents
		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010

	Statements of Operations (Unaudited)
	Three and nine months ended September 30, 2011 and 2010 and for the period from November 21, 2003 (inception) to September 30, 2011

	Statement of Changes in Stockholders' Equity (Unaudited)
	For the period from November 21, 2003 (inception) to September 30, 2011

	Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2011 and 2010 and for the period from November 21, 2003 (inception) to September 30, 2011

	Notes to Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II -	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	32

Item 4.	(Removed and Reserved)	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

ADVISEMENT

We urge you to read this entire Quarterly Report, including the “Risk Factors” section, the financial statements, and related notes included herein.  As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc.  Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2011), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three and nine month periods ended September 30, 2011 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2011.  The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission (“SEC”).

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete the clinical trials of our drug candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to sell, license or market any of our products if developed;

•	our ability to compete against other companies;

•	our ability to secure adequate protection for our intellectual property;

•	our ability to attract and retain key personnel; and

•	our ability to obtain adequate financing.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including Part I, the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Part II, Item 1A of this Report, under the caption “Risk Factors” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this report should be considered in evaluating our business and future financial performance.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)

Current assets:
Cash	$6,654,026	$3,671,151

Total current assets	6,654,026	3,671,151

Fixed assets, net of accumulated depreciation of $6,250 and $3,874	9,584	11,959

Prepaid fees	-	3,500
Intangible assets, net of accumulated amortization of $55,775 and $43,029	156,393	169,139

Total assets	$6,820,003	$3,855,749

Liabilities and stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$489,633	$139,169
Accrued interest - stockholder	15,816	12,517
Convertible note payable - stockholder, current portion	105,000	105,000

Total current liabilities	610,449	256,686

Warrant derivative liabilities	1,757,685	2,314,033

Total liabilities	2,368,134	2,570,719

Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 21,457,419 and 17,604,465 shares issued and outstanding, respectively	2,146	1,760
Common stock subscribed	-	611,846
Additional paid-in capital	22,683,294	15,120,792
Deficit accumulated during the development stage	(18,233,571)	(14,449,368)

Total stockholders' equity	4,451,869	1,285,030

Total liabilities and stockholders' equity	$6,820,003	$3,855,749

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2011
(Unaudited)

					Cumulative Period
					from November 21, 2003
					(date of inception) to
	Three Months ended September 30,		Nine Months ended September 30,		September 30,
	2011	2010	2011	2010	2011

Operating expenses:
General and administrative expenses	$800,708	$340,979	$2,326,647	$1,514,603	$7,214,283
Research and development	1,057,725	238,225	2,280,078	1,329,396	10,035,485
Research and development grant received	-	-	(244,479)	-	(488,958)

Total operating expenses	1,858,433	579,204	4,362,246	2,843,999	16,760,810

Loss from operations	(1,858,433)	(579,204)	(4,362,246)	(2,843,999)	(16,760,810)

Finance cost	-	-	-	-	(518,675)
Change in fair value of derivative liability	112,389	862,395	556,348	248,783	(983,856)
Interest income, net	6,805	7,758	21,695	20,017	29,770

Income (loss) before provision for income taxes	(1,739,239)	290,949	(3,784,203)	(2,575,199)	(18,233,571)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(1,739,239)	$290,949	$(3,784,203)	$(2,575,199)	$(18,233,571)

Net income (loss) per common share, basic	$(0.08)	$0.02	$(0.18)	$(0.15)

Net loss per common share, diluted - see
Note 1	$(0.08)	$(0.03)	$(0.18)	$(0.15)

Weighted average shares outstanding, basic and diluted	21,448,048	17,602,726	20,607,271	16,675,447

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2011
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

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2011
(Unaudited)

Cumulative effect of change in accounting principle	-	-	(444,161)	-	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,865	-	-	51,865

Stock based compensation	-	-	1,530,536	-	-	1,530,536

Common stock issued for services	86,875	10	104,109	-	-	104,119

Sale of common stock and warrants at $1.50 per
share - February 2009	466,674	46	667,439	-	-	667,485

Sale of common stock and warrants at $1.50 per
share - April 2009	33,334	3	49,997	-	-	50,000

Sale of common stock and warrants at $1.50 per
share - June 2009	1,420,895	142	2,038,726	-	-	2,038,868

Sale of common stock and warrants at $1.50 per
share - July 2009	604,449	60	838,024	-	-	838,084

Sale of common stock and warrants at $1.50 per
share - September 2009	140,002	14	202,886	-	-	202,900

Common stock and warrants issued as payment
of placement fees	53,334	5	(5)	-	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	-	174,165

Net loss	-	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	-	(10,191,529)	(54,245)

Stock based compensation	-	-	1,165,450	-	-	1,165,450

Sale of common stock and warrants at $1.65 per
share - February and March 2010	533,407	53	806,157	-	-	806,210

Sale of common stock and warrants at $2.00 per
share - May 2010	1,347,500	135	2,655,365	-	-	2,655,500

Common stock and warrants issued as payment
of placement fees	43,632	4	(4)	-	-	-

Common stock issued as payment for patents
and license	20,000	2	46,798	-	-	46,800

Common stock and warrants subscribed	-	-	-	611,846	-	611,846

Salaries paid with common stock	43,479	4	99,996	-	-	100,000

Exercise of options and warrants	150,001	15	124,986	-	-	125,001

Reclassification of derivative liability upon exercise of warrants	-	-	86,307	-	-	86,307

Net loss	-	-	-	-	(4,257,839)	(4,257,839)

Balance, December 31, 2010	17,604,465	1,760	15,120,792	611,846	(14,449,368)	1,285,030

Stock based compensation	-	-	758,831	-	-	758,831

Sale of common stock and warrants at $1.80 per
share - January and February 2011	2,241,605	224	4,034,659	(611,846)	-	3,423,037

Sale of common stock and warrants at $1.65 per
share - April 2011	1,363,622	136	2,249,839	-	-	2,249,975

Common stock and warrants issued as payment
of placement fees	61,498	6	(6)	-	-	-

Common stock and warrants issued as payment
of accrued consulting fees	33,334	3	59,997	-	-	60,000

Common stock and warrants issued as payment
of consulting fees	152,895	17	532,685	-	-	532,702

Cost of sales of common stock and warrants	-	-	(73,503)	-	-	(73,503)

Net loss	-	-	-	-	(3,784,203)	(3,784,203)

Balance, September 30, 2011	21,457,419	$2,146	$22,683,294	$-	$(18,233,571)	$4,451,869

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2011
(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Nine months ended September 30,		September 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(3,784,203)	$(2,575,199)	$(18,233,571)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	15,121	13,886	62,024
Stock based compensation	1,291,533	878,836	5,037,327
Common stock issued for acquisition of license	-	28,800	28,800
Warrants issued for financing costs	-	-	467,840
Change in fair value of derivative liability	(556,348)	(248,783)	983,856
Contributed services	-	-	774,000
Amortization of debt discount	-	-	20,675
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	413,763	(28,613)	591,873

Cash used in operating activities	(2,620,134)	(1,931,073)	(10,267,176)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(15,833)
Acquisition of intangibles	-	(10,000)	(194,168)

Cash used in investing activities	-	(10,000)	(210,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	5,673,012	3,461,710	16,974,705
Proceeds from exercise of warrants	-	125,001	125,001
Cost of common stock and warrants sold	(70,003)		(73,503)
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	-	(50,000)

Cash provided by financing activities	5,603,009	3,586,711	17,131,203

Net increase in cash	2,982,875	1,645,638	6,654,026
Cash, beginning of period	3,671,151	2,255,311	-
Cash, end of period	$6,654,026	$3,900,949	$6,654,026

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Common stock units issued as payment of placement fees	$110,695	$-
Common stock issued for acquistion of patent	-	18,000
Derivative liability reclassified to equity upon exercise of warrants	-	86,307

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD FROM NOVEMBER 21, 2003
(INCEPTION) TO SEPTEMBER 30, 2011
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

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through September 30, 2011, we have accumulated losses of $18,233,571.

Liquidity

As of September 30, 2011, we had working capital (current assets in excess of current liabilities) of $6,043,577.  Our cash flow used in operations was $2,620,134 and $1,931,073 for the nine months ended September 30, 2011 and 2010, respectively.  At September 30, 2011, we had cash on hand of approximately $6,654,000 and raised approximately $5,673,000 in the first nine months of 2011.  Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements until August 2012.

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

GenSpera incurred net research and development expenses of $1,057,725 and $238,225 for the three months ended September 30, 2011 and 2010, respectively, and $2,035,599 and $1,329,396 for the nine months ended September 30, 2011 and 2010, respectively, and $9,546,527 from November 21, 2003 (inception) through September 30, 2011.

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

There were 12,113,791 common share equivalents at September 30, 2011 and 8,959,649 at September 30, 2010. For the three and nine months ended September 30, 2011 and 2010, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities as of September 30, 2011:

	Fair Value at	Fair Value Measurement Using
	September 30, 2011	Level 1	Level 2	Level 3
Warrant derivative liability	$1,757,685	$—	$—	$1,757,685

	$1,757,685	$—	$—	$1,757,685

 The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the nine months ended September 30, 2011.

2011
Balance at beginning of year	$2,314,033
Change in fair value of warrant liability	(556,348)
Balance at end of period	$1,757,685

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

On March 1, 2011, we granted 39,000 common stock options to a director. The options have an exercise price of $1.90 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $20,416, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.225%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the options of 0.625 years. During the three and nine months ended September 30, 2011 we have recorded an expense of $5,104 and $11,909 related to the fair value of the options that vested or are expected to vest.

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

On May 18, 2011, we granted a total of 80,000 common stock options to the four members of our Advisory Board. The options have an exercise price of $1.85 per share. The options will vest 20,000 upon grant and the balance quarterly over the remainder of 2011. The options lapse if unexercised after five years. During the three and nine months ended September 30, 2011 we have recorded an expense of $22,567 and $73,533, respectively, related to the fair value of the options that vested, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.3%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 84%; and (4) an expected life of the options of 4.86 years.

During January 2011, we granted a total of 25,000 common stock options for legal and consulting services. The options have an exercise price of $1.90 per share. Of these options, 5,000 vested upon grant and 20,000 vests quarterly during 2011. The options and warrants lapse if unexercised after five years.  We have recorded an expense of $5,424 and $24,352 during the three and nine months ended September 30, 2011, respectively, related to the fair value of the options and warrants that vested or are expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 87%; and (4) an expected life of the warrants of 4.7 years.

On July 1, 2011, our compensation committee approved the 2010 Long Term Incentive Grants for our chief executive officer and chief operating officer. The 2010 Long Term Incentive Grants aggregate $510,000 and were paid via the issuance of common stock options in lieu of cash. For purposes of calculating the number of options to be issued as payment of the discretionary bonuses, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 87%; and (4) an expected life of the options of 2.5 years, the grant date is July 1, 2011. The aggregate number of options granted is 559,370, with a weighted average exercise price of $1.93.

During August 2011, we granted 10,000 common stock options for consulting services. The options have an exercise price of $1.82 per share. The options vested upon grant. The options lapse if unexercised after five years.  We have recorded an expense of $11,485 during the three months ended September 30, 2011 related to the fair value of the options, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of the warrants of 5 years.

During August 2011, we granted 8,000 common stock options for consulting services. The options have an exercise price of $1.65 per share. The options vested upon grant. The options lapse if unexercised after five years.  We have recorded an expense of $8,268 during the three months ended September 30, 2011 related to the fair value of the options, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of the warrants of 5 years.

On August 13, 2011, we granted 38,000 common stock options to a director. The options have an exercise price of $1.86 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $17,133, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of the options of 0.625 years. During the three months ended September 30, 2011 we have recorded an expense of $2,142 related to the fair value of the options that vested or are expected to vest.

During September 2011 we issued 13,684 shares of common stock, valued at $26,000, as payment for services.

During the three and nine months ended September 30, 2011 we have recorded an expense of $58,072 and $93,841, respectively, related to the fair value of the options granted to our chief executive officer and chief operating officer in prior years that vested or are expected to vest.

During the three and nine months ended September 30, 2011 we have recorded an expense of $4,675 and $23,301 related to the fair value of the options granted to directors and consultants in prior years that vested or are expected to vest.

NOTE 3 – DERIVATIVE LIABILITY

At September 30, 2011, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at September 30, 2011 is $1,757,685. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.125%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of the warrants of 2 years. We have recorded income of $112,389 and $556,348 during the three and nine months ended September 30, 2011, respectively, related to the change in fair value during those periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three and nine month periods ended September 30, 2011 to the comparable periods of 2010.

•	Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated operational results and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview” section (see also “Risk Factors” in Part II, Item 1A of this Form 10-Q). Our actual results may differ materially.

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

Plan of Operation

We have identified 4 prodrug candidates: G-202, G-114, G-115 and G-301 (formerly designated as Ac-GKAFRR-L12ADT).  With regard to our technology, our prodrug is an inactive form of a tumor-killing agent that is converted into an active form only within the tumor, thus minimizing side effects and maximizing anti-tumor efficacy.  All of our drugs are based upon a unique cytotoxin called thapsigargin, which is isolated from Thapsia garganica, a plant primarily found in the Mediterranean Region.

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

As of September 30, 2011, twenty-two patients have been treated with G-202 in the ongoing Phase I clinical trial. We anticipate that the Phase I clinical trial of G-202 will continue through the first quarter of 2012. The purpose of the Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for the subsequent clinical studies. This is accomplished by exposing successive cohorts of three patients to escalating doses of the drug until a Maximally Tolerated Dose (“MTD”) is identified.  We are currently conducting the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors.  This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients.  We expect to enroll up to 30 patients in this Phase I study being conducted at: (i) Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); (ii) University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator); and (iii) Cancer Therapy and Research Center at the University of Texas Health Science Center in San Antonio (Devalingam Mahalingam, MD as Principal Investigator).  The Phase I clinical protocol has been modified to accommodate enrollment of up to 18 additional patients at the Maximum Tolerated Dose in a Phase IB component of the study to evaluate the drug’s safety and tolerability and possible efficacy in a broader patient population consisting primarily of prostate cancer patients who have previously failed treatment with chemotherapeutic agents.  It is expected that the Phase IB component of the study may give us an earlier glimpse of true anti-tumor activity as well as provide information on how to best design the subsequent Phase II study in the later stage prostate cancer patient population. It is anticipated that the ongoing Phase I clinical trial will be completed in the first quarter of 2012 whereas the Phase IB component of the trial will continue through the fourth quarter of 2012.   Although initial data from our Phase I clinical trial of G-202 appears promising, the outcome of the trial is uncertain and the trials may ultimately be unsuccessful.

Upon completion of the dose escalation component of the Phase I clinical trial, we expect to conduct several Phase II clinical trials to determine the therapeutic efficacy of G-202 in cancer patients.  The Phase II studies can be started while the Phase IB trial in late stage post-chemotherapy prostate cancer patients is ongoing.  Although we believe that G-202 will be useful across a wide variety of cancer types, it is usually most efficient and medically prudent to evaluate a drug candidate in separate Phase II studies, each enrolling patients with a specific tumor type per individual study.  We are developing a Phase II clinical protocol for the treatment of castrate-resistant chemotherapy-naive prostate cancer patients to be conducted in the US with additional sites in the UK. This trial will have an advantage of demonstrating approval by European regulatory agencies for testing of G-202 in patients and is expected to launch in Q2 2012. We are also evaluating Phase II trial designs in other tumor types and expect to conduct up to four separate concurrent Phase II studies in different tumor types.

For the manufacture of G-202, we have secured a stable supply of source material (Thapsia garganica seeds) from which thapsigargin is isolated, have a sole source agreement with a European supplier, Thapsibiza, SL, and have obtained the proper import permits from the United States Department of Agriculture for these materials.  We have also identified a clinically and commercially viable formulation for G-202 and have manufactured sufficient G-202 to supply our Phase I and Phase II clinical needs.

Development of G-115

We began development of G-115 in the fourth quarter of 2010 with an anticipated filing of an IND in the third quarter of 2011.   We recently deferred full development of G-115 to allow us to invest more aggressively in multiple G-202 Phase II clinical trials.  We are however continuing limited preclinical development of G-115.

Anticipated Expenditures

We have budgeted $7,670,000 in cash expenditures for the twelve month period following September 30, 2011, including (1) $1,330,000 to cover our projected general and administrative expense during this period; and (2) $6,340,000 for research and development activities.  Based on our cash at September 30, 2011 we believe we have sufficient cash on hand to fund our operations until August 2012, after which time we will need to undertake additional financings.  These assumptions are based upon operations focused on completion of the G-202 Phase I clinical program, the initiation of several G-202 Phase II clinical trials and limited pre-clinical development of G-115.

We anticipate that we will license G-202 to a third party during or after Phase II clinical studies.  In the event we are not able or decide not to license G-202, we will proceed with Phase III clinical trials.  We estimate that Phase III clinical trials will cost approximately $25 million and will be completed in the first half of 2015. If all goes as planned, we would expect marketing approval in the second half of 2016 with an additional $3 million spent to get the New Drug Application (“NDA”) approved. We do not expect material net cash inflows from our own marketing efforts before the first half of 2017.  The Phase III estimated costs are subject to major revision because we have not yet obtained any efficacy data for our drug in patients and therefore cannot accurately predict what may be the optimal Phase III patient population.  The estimates will become more refined as we obtain more clinical data.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 of the Notes to Financial Statements describes significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three and nine months ended September 30, 2011, as compared to those policies disclosed in the comparable period of 2010 and December 31, 2010 financial statements, except as disclosed in the notes to those financial statements.

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

Revenue

We did not have revenues for the three or nine months ended September 30, 2011 and 2010. We do not anticipate any revenues during 2011.

Operating Expenses

Operating expense totaled $1,858,433 and $579,204 for the three months ended September 30, 2011 and 2010, respectively.  The increase in operating expenses results from increases in both research and development and general and administrative expenses.

Operating expense totaled $4,362,246 and $2,843,999 for the nine months ended September 30, 2011 and 2010, respectively.  The increase in operating expenses increases in both research and development and general and administrative expenses.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2011	2010	2011	2010
Operating expenses:
General and administrative expenses	$800,708	$340,979	$2,326,647	$1,514,603
Research and development	1,057,725	238,225	2,280,078	1,329,396
Research and development grant received	-	-	(244,479)	-
Total operating expenses	$1,858,433	$579,204	$4,362,246	$2,843,999

General and Administrative Expenses

General and Administrative Expenses (“G&A”) expenses totaled $800,708 and $340,979 for the three months ended September 30, 2011 and 2010, respectively.  The increase of $459,729 or 135% for the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to a number of factors, including increases in compensation of approximately $263,000 (resulting mainly from an increase in the current period bonus compensation compared to 2010) and consulting and other fees of approximately $216,000.

G&A expenses totaled $2,326,647 and $1,514,603 for the nine months ended September 30, 2011 and 2010, respectively.  The increase of $812,044 or 54% for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to a number of factors, including increases in compensation expense of approximately $414,000 (resulting mainly from an increase in the current period bonus compensation compared to 2010) and consulting and other fees of approximately $298,000.

Research and Development Expenses

Research and development expenses totaled $1,057,725 and $238,225 for the three months ended September 30, 2011 and 2010, respectively.  The increase of $819,500 or 344% for the three months ended September 30, 2011 compared to the same period in 2010 was attributable to an increase in compensation expense of approximately $241,000 (resulting mainly from an increase in the current period bonus compensation compared to 2010) and an increase in development expense of approximately $579,000.

Research and development expenses totaled $2,280,078 and 1,329,396 for the nine months ended September 30, 2011 and 2010, respectively.  The increase of $950,682 or 72% for the nine months ended September 30, 2011 compared to the same period in 2010 was attributable to an increase in compensation expense of approximately $347,000 (resulting mainly from an increase in the current period bonus compensation compared to 2010) and an increase in development expense of approximately $604,000.

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

Other Income (Expenses)

Other income (expenses) totaled $119,194 and $870,153 of income for the three months ended September 30, 2011 and 2010, respectively.

Other income (expenses) totaled $578,043 and $268,800 of income for the nine months ended September 30, 2011 and 2010, respectively.

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2011	2010	2011	2010
Other expenses:
Change in fair value of derivative liability	$112,389	$862,395	$556,348	$248,783
Interest income, net	6,805	7,758	21,695	20,017
Total other income (expenses)	$119,194	$870,153	$578,043	$268,800

Change in fair value of derivative liability

Change in fair value of derivative liability totaled $112,389 and $862,395 of income during the three months ended September 30, 2011 and 2010 respectively.

Change in fair value of derivative liability totaled $556,348 and $248,783 of income during the nine months ended September 30, 2011 and 2010 respectively.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion on our warrant liabilities.

At September 30, 2011, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at September 30, 2011 is $1,757,685.  The value of the warrants was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.125%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of the warrants of 2 years. We have recorded income of $112,389 and 556,348 during the three and nine months ended September 30, 2011, respectively, related to the change in fair value during those periods.

At September 30, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at September 30, 2010 is $1,955,596. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 96%; and (4) an expected life of the warrants of 2 years. We have recorded income of $862,395 and $248,783 during the three and nine months ended September 30, 2010, respectively, related to the change in fair value during that period.

During the nine months ended September 30, 2010 50,001 of our warrants subject to derivative accounting were exercised into common stock.  As a result of the exercise of the warrants, we have reclassified a total of $86,307 of our warrant derivative liability to paid in capital.

Interest income

We had net interest income of $6,805 and $7,758 for the three months ended September 30, 2011 and 2010, respectively. We had net interest income of $21,695 and $20,017 for the nine months ended September 30, 2011 and 2010, respectively.  Net interest income is attributable to interest earned on deposits.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the private placement of our securities. Our current monthly cash burn rate is approximately $400,000.  This will increase to $650,000 per month in the 2nd quarter 2012 primarily due to initiation of Phase II clinical trials with G-202.  We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least the next 11 months from September 30, 2011.

	Nine Months
	Ended September 30
	2011	2010
Cash & Cash Equivalents	$6,654,026	$3,900,949
Net cash used in operating activities	$2,620,134	$1,931,073
Net cash provided by financing activities	$5,603,009	$3,586,711

Cash and cash equivalents totaled $6,654,026 and $3,900,949 as of September 30, 2011 and 2010, respectively.  The increase of $2,753,077 at September 30, 2011 compared to the same period in 2010 was attributable to capital raised through equity sales during 2011.

Net Cash Used in Operating Activities

In our operating activities we used cash of $2,620,134 and $1,931,073 for the nine months ended September 30, 2011 and 2010, respectively. The increase of $689,061 in cash used for operations during the nine months ended September 30, 2011, compared to the same period in 2010, was attributable to an increase in loss of $1,131,437 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $442,376.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $5,603,009 and $3,586,711 for the nine months ended September 30, 2011 and 2010, respectively.

Listed below are key financing transactions we entered into during 2010 and year to date through September 30, 2011.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

General risks relating to our business and business model.

We are not profitable and may never be profitable.

Our net loss for the nine months ended September 30, 2011 is $3,784,203.  Our net losses for the two most recent fiscal years ended December 31, 2010 and 2009 have been $4,257,839 and $5,132,827, respectively. Since inception, we have generated no revenue.  We intend to develop our drug compounds through Phase I/II clinical trials, and then license our drug compounds to third parties after Phase I/II clinical trials. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products.  Even if we succeed in developing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

Since inception in 2003 and through September 30, 2011, we have raised approximately $17,026,000 in capital.  During this same period, we have recorded accumulated losses totaling $18,233,571.  As of September 30, 2011 and December 31, 2010, we had working capital of $6,043,577 and $3,414,465, respectively, and stockholders’ equity of $4,451,869 and $1,285,030 respectively.  To date, we have generated no product revenues.  Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not generate any revenues from the sale of our products.  Currently, our only product candidates are G-202 and G-115  Neither of these products is approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and potential future offerings of our securities.  As of September 30, 2011, we had cash of approximately $6,654,000.  Our current monthly cash burn rate is approximately $400,000. This will increase to $650,000 per month in the 2nd quarter 2012 primarily due to initiation of Phase II clinical trials with G-202.  Accordingly, based on our cash at September 30, 2011, we believe that we have sufficient cash on hand to fund our operations until August, 2012.   However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation.  Accordingly, we will need additional capital to fund our continuing operations.  Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates or from grants.  To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us.  If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

When making investment decisions, investors typically look at a company’s historical performance in evaluating the risks and operations of the business and the business’s future prospects.  Our limited operating history makes such evaluation and an estimation of our future performance substantially more difficult.  As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable.  If we are unable to secure such additional finance, we may need to cease operations or materially scale back our business plan and/or operations.

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

During the first quarter of 2010, we commenced our first clinical trials of G-202 at the University of Wisconsin Carbone Cancer Center in Madison Wisconsin and at the Sydney Kimmel Comprehensive Cancer Center at Johns Hopkins University.  During the first quarter of 2011, we expanded the study by opening a third Phase I clinical trial site at the Cancer Therapy and Research Center at the University of Texas Health Science Center at San Antonio.  Although our clinical trials are underway, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products.  No assurances can be given that our clinical trials will be successful.  The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

We intend to rely exclusively upon third-party FDA-approved manufacturers and suppliers for our products.

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

The current manufacturing process for our compounds requires the common solvent acetonitrile.  From late 2008 through 2009 there was a worldwide shortage of acetonitrile for a variety of reasons. We observed during that time that the available supply of acetonitrile was of variable quality, some of which is not suitable for our purposes.  If we are unable to successfully change our manufacturing methods to avoid the reliance upon acetonitrile, we may incur prolonged production timelines and increased production costs in the future if such shortage reoccurs.  In an extreme case this situation could adversely affect our ability to manufacture our compounds altogether, thus significantly impacting our future operations.

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

To date, G-202 and G-115 have only been manufactured at a scale which is adequate to supply early stage clinical trials. There can be no assurances that the current procedures for manufacturing G-202 or G-115 will work at a scale which is adequate for commercial needs.  In the event our therapeutic compounds cannot be manufactured in sufficient commercial quantities, our future prospects could be significantly impacted.

We face product liability risks for which we may not be able to obtain adequate insurance to protect us against losses.

We currently have no products approved for commercial sale. However, the current and future use of our product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims.  These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, or others selling such products.  We may experience financial losses in the future due to product liability claims.  We have obtained limited general commercial liability insurance coverage for our clinical trials.  However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses.  If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product.  Although our G-202 Phase I clinical trials are underway, we cannot assure you that we will successfully complete the trial.  As of September 30, 2011, we had treated twenty-two patients.  It is still too early to predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.   Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company.

Risks Relating To Our Common Stock

Our limited market is relatively illiquid.

Commencing in the first quarter of 2010, our common shares began trading regularly but with limited volume on the Over-the-Counter Bulletin Board (“OTCBB”) and Pinksheets.   Accordingly, although a limited public market for our securities now exists, it is still relatively illiquid.  Any prospective investor in our common stock should consider the limited market when making an investment decision.    No assurances can be given that the trading volume of our common shares will increase or that a liquid public market will ever materialize.   Additionally, due to the limited trading volume, it may be difficult for an investor to sell his or her shares.

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

Our common stock is considered a “penny stock,” and is subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which currently trades on the Over-the-Counter Bulletin Board and Pinksheets, is considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”).  Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

We do not intend to pay cash dividends.

We do not pay, and do not anticipate paying, cash dividends in the foreseeable future.  Accordingly, any gains on your investment will need to come through an increase in the price of our common stock.  The lack of a liquid market for our common stock makes such gains highly unlikely.

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares.  Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights.  As of September 30, 2011, we have issued and outstanding 21,457,419 common shares and we have 16,359,758 common shares reserved for future grants under our equity compensation plans and issuances upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we are entitled to issue up to 42,182,823 additional common shares and 10,000,000 additional preferred shares.  Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders.  Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  The issuance of additional securities may cause substantial dilution to our shareholders.

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

•
On May 26, 2011, we issued 4,211 common shares to Prism Production Services, Inc. as payment for services valued at $8,000.  The services were provided in connection with the creation of a corporate informational video.   The shares were valued at $1.90 per share.

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

GENSPERA, INC.

Date: November 14, 2011	/s/ Craig Dionne
Chief Executive Officer
/s/ Craig Dionne
Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on January , 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.06	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09

4.11	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.12**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.13	Form of Common Stock Purchase Warrant – 9/2/09	8-K	10.02	333-153829	9/09/09

4.14	Form of Securities Purchase Agreement – Jan – Mar 2010	10-K	4.27	333-153829	3/31/10

4.15	Form of Common Stock Purchase Warrant Jan – Mar 2010	10-K	4.28	333-153829	3/31/10

4.16	Form of Consultant Warrants Issued in May of 2010	10-Q	4.18	333-153829	5/14/10

4.17	Form of Securities Purchase Agreement – May 18, 2010	8-K	10.01	333-153829	5/25/10

4.18	Form of: (i) Common Stock Purchase Warrant – May 18, 2010 offering, and (ii) June Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.19**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.20	Form of Securities Purchase Agreement dated January and February of 2011	8-K	10.01	333-153829	1/27/11

4.21	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.021	333-153829	1/27/11

4.22	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.23	Form of Securities Purchase Agreement dated April 29, 2011	8-K	10.01	333-153829	5/03/11

4.24	Form of Common Stock Purchase Warrant dated April 29, 2011	8-K	10.02	333-153829	5/03/11

4.25	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008	S-1	10.02	333-153829	10/03/08

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.04**	Craig Dionne Proprietary Information, Inventions And Competition Agreement	8-K	10.06	333-153829	9/09/09

10.05**	Form of Indemnification Agreement	8-K	10.07	333-153829	9/09/09

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Russell Richerson Proprietary Information, Inventions And Competition Agreement	8-K	10.09	333-153829	9/09/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.