Form 10-K
period 2011-12-31
GENSPERA INC
filed 2012-03-06
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Registrant’s telephone number, including area code: 210-479-8112

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $33,006,967.

The number of shares outstanding of Registrant’s common stock, $0.0001 par value at February 22, 2012 was 21,707,420.

DOCUMENTS INCORPORATED BY REFERENCE

None

SUBSEQUENT EVENTS

During January and February of 2012, 250,001 of our outstanding common stock warrants were exercised resulting in gross proceeds to the Company of $355,002.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical in nature may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Annual Report, including the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements involve risks and uncertainties, including the risks discussed under the caption “Risk Factors” that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Annual Report. The risks discussed in this report should be considered in evaluating our prospects and future financial performance.

ITEM 1.	BUSINESS

We are a pharmaceutical development stage company focused on the discovery and development of prodrug cancer therapeutics, which is an emerging medical science. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor.

Our History

We were incorporated in the state of Delaware in 2003. Our activities during the period of 2004-2007 were limited to the continued prosecution of our relevant patents and the development of our intellectual property. In early 2004, we obtained an exclusive option to secure an exclusive license to certain intellectual property rights developed by Johns Hopkins University and assigned to Drs. John Isaacs, Soren Christensen, Hans Lilja, and Samuel Denmeade, the co-inventors of our technology. Subsequently, that option was formalized and we obtained an irrevocable, fully paid-up, exclusive license to all rights in that technology.

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

4

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

Our Prodrug Development Candidates

We currently have four prodrug candidates identified based on this technology, as summarized in the table below (at this time we are actively developing G-202 and are undertaking limited pre-clinical development with respect to G-115):

Prodrug Candidate	Activating enzyme	Target location of active enzyme	Status

G-202	Prostate Specific Membrane Antigen (PSMA)	The blood vessels of all solid tumors	•	Phase I Clinical Trial is underway

G-114	Prostate Specific Antigen (PSA)	Prostate cancers	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

G-115	Prostate Specific Antigen (PSA)	Prostate cancers	• •	Pilot toxicology completed Limited pre-clinical development

G-301 (Ac-GKAFRR-L12ADT)	Human glandular kallikrein 2 (hK2)	Prostate cancers	•	Validated efficacy in pre-clinical animal models (Johns Hopkins University)

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

Commercialization Strategy

We intend to license our drug compounds to third parties after Phase I/II clinical trials. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products. However, we are preparing the Company to be able to proceed into Phase III clinical trials and future sales and marketing operations if license/acquisition terms are not deemed to be favorable.

Market and Competitive Considerations

G-202

Our primary focus is the opportunity offered by our lead prodrug candidate, G-202. We believe that we have validated G-202 as a drug candidate to treat various forms of solid tumors; including breast, urinary bladder, kidney and prostate cancer based on the ability of G-202 to cause tumor regression in animal models. We are currently conducting our Phase I Clinical Trials on G-202 at University of Wisconsin Carbone Cancer Center in Madison, Wisconsin, the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins University and the Cancer Therapy and Research Center at the University of Texas Health Science Center in San Antonio. We are conducting the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 30 patients in this Phase I study of which we have already enrolled and dosed 27 patients as of February 22, 2012. Although initial data from our Phase I clinical trial of G-202 appears promising, the outcome of the trial is uncertain and the trials may ultimately be unsuccessful. Notwithstanding, we hope to eventually demonstrate that G-202 is more efficacious than current commercial products that treat solid tumors by disrupting their blood supply.

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

	Estimated Number of	Probability of Developing (birth to death)
Cancer	New Cases 2010	Male	Female
Prostate	241,740	1 in 6	-
Breast	229,060	n/a	1 in 8
Brain	22,910	n/a	n/a
Liver	28,720	n/a	n/a

Source: CA Cancer J. Clin 2012; 62; 10-29

G-115

We began development of G-115 in the fourth quarter of 2010. We recently deferred full development of G-115 to allow us to invest more aggressively in multiple G-202 Phase II clinical trials. We are however continuing limited preclinical development of G-115.

The clinical opportunity for our drug candidates

We believe that current anti-angiogenesis drugs (drugs that disrupt the blood supply to tumors) validate the clinical approach and market potential of our drug candidates. Angiogenesis is the physiological process involving the growth of new blood vessels from pre-existing vessels and is a normal process in growth and development, as well as in wound healing. Angiogenesis is also a fundamental step in the development of tumors from a clinically insignificant size to a malignant state because no tumor can grow beyond a few millimeters in size without the nutrition and oxygenation that comes from an associated blood supply. Interrupting this process has been targeted as a point of intervention for slowing or reversing tumor growth. A well-known example of a successful anti-angiogenic approach is the recently approved drug, AvastinTM, a monoclonal antibody that inhibits the activity of Vascular Endothelial Growth Factor, which is important for the growth and survival of endothelial cells.

These types of anti-angiogenic drugs have only a limited therapeutic effect with increased median patient survival times of only a few months. Our approach is designed to destroy both the existing and newly growing tumor vasculature, rather than just block new blood vessel formation. We anticipate that this approach will lead to a more immediate collapse of the tumor’s nutrient supply and consequently an enhanced rate of tumor destruction.

Our drugs destroy new and existing blood vessels in tumors

Competition

The pharmaceutical, biopharmaceutical and biotechnology industries are very competitive, fast moving and intense, and are expected to be increasingly so in the future.  Although we are not aware of any competitor who is developing a drug that is designed to destroy both the existing and newly growing tumor vasculature in a manner similar to our drug candidates, there are several marketed drugs and drugs in development that attack tumor-associated blood vessels to some degree. For example, AvastinTM   is a marketed product that acts predominantly as an anti-angiogenic agent. ZybrestatTM   is another drug in development that is described as a vascular-disrupting agent that inhibits blood flow to tumors. It is impossible to accurately ascertain how well our drug will compete against these or other products that may be in the marketplace until we have human patient data for comparison.

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
Issued Patents

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

Outsource Manufacturing

To leverage our experience and available financial resources, we do not plan to develop company-owned or company-operated manufacturing facilities. We plan to outsource all drug manufacturing to contract manufacturers that operate in compliance with GMP.   We may also seek to refine the current manufacturing process in order to achieve improvements in efficiency, costs, purity and the like as well as address different drug formulations to achieve improvements in stability and/or drug delivery.

Supply of Raw Materials – Thapsibiza SL

To our knowledge, there is only one commercial supplier of Thapsia garganica seeds. In April 2007, we obtained the proper permits from the United States Department of Agriculture (“USDA”) for the importation of   Thapsia garganica seeds.  In January 2008, we entered into a sole source agreement with, Thapsibiza, SL. (our supplier).  The material terms of the agreement are as follows:

Term:	The term of the agreement is for 5 years.

Exclusivity:	Thapsibiza shall exclusively provide Thapsia garganica seeds to the Company. The Company has the ability to seek additional suppliers to supplement the supply from Thapsibiza, SL.

Pricing:	The price shall be 300 Euro/kg. Thapsibiza may, from time to time, without notice, increase the price to compensate for any increased governmental taxes.

Minimum Order:	For so long as the Company continues to develop drugs derived from thapsigargin, the minimum purchase shall be 50kg per harvest period year.

Indemnification:	Once the product is delivered to an acceptable carrier, the Company shall be responsible for an injury or damage result from the handling of the product. Prior to delivery, Thapsibiza shall be solely responsible.

The contract with Thapsibiza, SL expires by its terms in 2013. We are commencing to negotiate an extension of the contract term. We believe that we will be able to secure such extension under similar terms to our existing contract.

Long-term Supply of Raw Materials

We believe that we can satisfy our needs for clinical development of G-202 through completion of Phase III clinical studies from Thapsia garganica that grows naturally in the wild.  However, in order to secure a long-term stable supply of thapsigargin starting material, we are engaged in three ongoing research projects including traditional cultivation, aeroponic growth and metabolic engineering of moss cells.

We are funding an ongoing Thapsia garganica cultivation project with Thapsibiza, SL. It is known that thapsigargin is produced in the various parts of the plant and we are evaluating the most cost-effective way to produce thapsigargin, whether it is extracted from seedlings, early roots, stems and/or shoots or from seeds of the mature plant.  Reliable germination methods are established and transfer of plantings from greenhouse to fields appears straightforward.  At the current time, we believe that traditional cultivation, farming and harvesting of Thapsia garganica will be the most reliable and straightforward source of thapsigargin starting material.

We have funded a project in an academic lab at the University of Arizona to evaluate growth of Thapsia garganica in an aeroponic setting. This would allow soil-less cultivation under humid conditions and potentially less complex media for extraction of thapsigargin from the plant material.  This project is underway.

Lastly, we are co-funding a moss project at the University of Copenhagen.  A major goal of the project entitled SPOTLight (Sustainable Production of Thapsigargin using Light ) is to produce thapsigargin in high yields in genetically modified moss cells, thus enabling an inexpensive year-round supply of thapsigargin for drug manufacture.  The SPOTLight project is primarily funded by a DKK 18.3M (approximately $3.5M USD) grant from The Danish Council for Strategic Research and is directed by Dr. Soren Brogger Christensen, Professor at the University of Copenhagen, member of GenSpera’s Scientific Advisory Board and the scientist responsible for the initial isolation and characterization of thapsigargin.  GenSpera has agreed to co-fund the project to a total sum of $100,000 paid in four annual installments of $25,000. Under the terms of the agreement, GenSpera has obtained an exclusive, milestone- and royalty-free, fully paid license to the resulting moss cell lines necessary to generate thapsigargin or its chemical precursors.  The Company recognizes that this is an ambitious project and that the goal of having a thapsigargin-producing cell line may not be reached. However, even if the project can only generate cell lines that produce chemical precursors of thapsigargin, this might form the basis of a semi-synthetic route to thapsigargin on a commercially viable scale.

FDA Approval Process

Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate.  The results of these studies are submitted to the FDA as part of an IND application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process.  In Phase I, clinical trials are conducted with a small number of people to assess safety and to evaluate the pattern of drug distribution within the body.  In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety, in which case it is referred to as a Phase I/II trial.) In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. All adverse events must be reported to the FDA. Monitoring of all aspects of the study to minimize risks is a continuing process.

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

Employees

As of December 31, 2011 we employed 2 individuals who are also our executive officers, both of whom hold advanced degrees.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These materials are available on the Company’s website at www.genspera.com or on the SEC’s web site, http://www.sec.gov. You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

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

Our net losses for the two most recent fiscal years ended December 31, 2011 and 2010 have been $5,714,107 and $4,257,839, respectively. Since inception, we have generated no revenue. We intend to develop our drug compounds through Phase I/II clinical trials, and then license our drug compounds to third parties. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products. Even if we succeed in developing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable.

We have a limited operating history.

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

Since inception in 2003 and through December 31, 2011, we have raised approximately $17,026,000 in capital. During this same period, we have recorded accumulated losses totaling $20,163,475. As of December 31, 2011, we had working capital of $4,626,518 and stockholders’ equity of $ $3,053,327. To date, we have generated no product revenues. Until, and unless, we receive approval from the United States Food and Drug Administration (“FDA”) and other regulatory authorities for our product candidates, we cannot sell our drugs and will not generate any revenues from the sale of our products. Currently, our only product candidates are G-202 and G-115. Neither of these products is approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and potential future offerings of our securities. As of December 31, 2011, we had cash of $5,530,105. Our current monthly cash burn rate is approximately $400,000. Accordingly, based on our cash at December 31, 2011 and the monies received from exercise of warrants in Q1 2012, we believe that we have sufficient cash on hand to fund our operations until March, 2013. However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

Raising capital may be difficult as a result of our limited operating history.

When making investment decisions, investors typically look at a company’s historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our limited operating history makes such evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. If we are unable to secure such additional financing, we may need to cease operations or materially scale back our business plan and/or operations.

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

We are conducting the clinical trials of G-202 at the University of Wisconsin Carbone Cancer Center in Madison Wisconsin, Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins University and the Cancer Therapy and Research Center at the University of Texas Health Science Center at San Antonio. Although our clinical trials are underway, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

We are a party to employment agreements with each of Craig Dionne, our Chief Executive Officer, and Russell Richerson, our Chief Operating Officer. In the event we terminate the employment of either of these executives, we experience a change in control or, in certain cases, if such executive terminates his employment with us, such executive will be entitled to receive certain severance and related payments. Additionally, in such instance, certain securities held by Messrs. Dionne and Richerson will become immediately vested and exercisable. Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and, accordingly, our ability to execute our business plan which could have a materially adverse effect to our business. Also, these provisions may discourage potential takeover attempts.

We may require additional personnel to execute our business plan.

Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, may require the addition of new personnel and the development of additional expertise by existing management. There is intense competition for qualified personnel in such areas. There can be no assurances that we will be able to attract and retain the qualified personnel necessary for the development of our business.

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

Thapsia garganica and Thapsigargin are highly toxic.

The therapeutic component of our products, including our lead product G-202, is derived from the natural product, thapsigargin, which is isolated from the seeds of the plant Thapsia garganica. Both thapsigargin, as well as seeds of Thapsia garganica, are highly toxic. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures and the handling of toxic materials. We may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations. Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the cleanup of toxic substances could subject us to significant liabilities, including joint and several liabilities under certain statutes. Although we feel this risk may be minimized through our use of third parties, it is possible that the employees of such contractors could suffer medical issues related to the handling of these toxic agents and subsequently seek compensation from us via, for example, litigation. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. No assurances can be given, despite our contractual relationship with the third-party contractor, that we will not be the subject of litigation related to the handling of Thapsia garganica and the natural product thapsigargin.

Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations, which would adversely affect our business.

The synthesis of 12ADT must be conducted in special facilities.

There are a limited number of manufacturing facilities qualified to handle and manufacture therapeutic toxic agents and compounds. This limits the potential number of possible manufacturing sites for our therapeutic compounds derived from Thapsia garganica. No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for the manufacturing of our therapeutic compounds, our business and future prospects will be adversely affected.

Our current manufacturing process requires acetonitrile which in the past has been in short supply.

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

Our proposed products, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize them. We are attempting to develop products that will likely be first approved for marketing in late stage cancer where there is no truly effective standard of care. If approved for use in late stage cancer, the drugs will then be evaluated in earlier stages where they would represent a substantial departure from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. It is too early in the development cycle of the drugs for us to accurately predict our major competitors. The degree of market acceptance of any of our developed products will depend on a number of factors, including but not limited to:

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

To date, G-202 and G-115 have only been manufactured at a scale which is adequate to supply early stage clinical trials and our research activities. There can be no assurances that the current procedures for manufacturing G-202 or G-115 will work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient commercial quantities, our future prospects could be significantly impacted.

We face product liability risks for which we may not be able to obtain adequate insurance coverage.

We currently have no products approved for commercial sale. However, in the event we gain approval to market one of our product candidates in the future, we may be exposed to product liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. However, we may not be able to secure or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Risks Relating to Intellectual Property and Government Regulation

We may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including our issued and applied for patents and our licenses, as the foundation of our business. If our intellectual property rights are challenged, no assurances can be given that our patents or licenses will survive claims alleging invalidity or infringement on other patents and/or licenses. Additionally, disputes may arise regarding inventorship of our intellectual property. There also could be existing patents of which we are unaware that our products may be infringing upon. As the number of participants in the market grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved. Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed. In addition, during the course of patent litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business.

We may not be able to adequately protect our intellectual property.

Considerable research with regard to our technologies has been performed in countries outside of the United States. The laws in some of those countries may not provide protection for our trade secrets and intellectual property. If our trade secrets or intellectual property are misappropriated in those countries, we may be without adequate remedies to address the issue. Additionally, we also rely on confidentiality and assignment of invention agreements to protect our intellectual property. These agreements provide for contractual remedies in the event of misappropriation. We do not know to what extent, if any, these agreements and any remedies for their breach will be enforced by a foreign or domestic court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects will greatly diminish.

Our proposed products may not receive FDA approval.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. Although our G-202 Phase I clinical trials are underway, we cannot assure you that we will successfully complete the trial. As of February 22, 2012, we had treated twenty-seven patients. It is still too early to predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company.

Risks Relating To Our Common Stock

Our limited market is relatively illiquid.

Our common shares trade with limited volume on the Over-the-Counter Bulletin Board (“OTCBB”) and Pinksheets. Accordingly, although a limited public market for our securities exists, it is still relatively illiquid. Any prospective investor in our common stock should consider the limited market when making an investment decision. No assurances can be given that the trading volume of our common shares will increase or that a liquid public market will ever materialize. Additionally, due to the limited trading volume, it may be difficult for investors to sell their shares.

Our stock price may be particularly volatile because we are a drug development company.

The market prices for securities of biotechnology companies in general, and early-stage drug development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, particularly the results of our clinical trials of G-202;

•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

•	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;

•	regulatory developments in the United States or foreign countries; and

•	economic and political factors.

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

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the United States Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming and more burdensome. Presently we qualify as a non-accelerated filer and, accordingly, are exempt from the requirements of Section 404(b) and our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of such internal controls. In the event we become an accelerated filer, we will be required to expend substantial capital in connection with compliance.

Our internal controls over financial reporting are not effective.

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

Our common stock may be considered a “penny stock,” and is subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be a “penny stock.” The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. In the event any of the analysts who cover us downgrade our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

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

We are entitled under our certificate of incorporation to issue up to 80,000,000 common and 10,000,000 “blank check” preferred shares. Blank check preferred shares provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2011, we have issued and outstanding 21,457,419 common shares and we have 16,576,980 common shares reserved for future grants under our equity compensation plans and issuances upon the exercise of current outstanding options, warrants and convertible securities. Accordingly, we are entitled to issue up to 41,965,601 additional common shares and 10,000,000 additional preferred shares. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Our Officers and Scientific Advisors beneficially own approximately 31% of our outstanding common shares.

As of December 31, 2011, our Officers and Scientific Advisors owned approximately 31% of our issued and outstanding common shares. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

Provisions of Delaware law and executive employment agreements may prevent or delay a change of control.

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

A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provides. We have not opted out of the provisions of the anti-takeover laws. As such, these laws could prohibit or delay mergers or other takeover or change of control of GenSpera and may discourage attempts by other companies to acquire us.

In addition, employment agreements with certain executive officers provide for the payment of severance and acceleration of the vesting of options and restricted stock in the event of termination of the executive officer following a change of control of GenSpera. These provisions could have the effect of discouraging potential takeover attempts.

ITEM 2.	PROPERTIES

Our executive offices are located at 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258. We lease this facility, consisting of approximately 853 square feet, for $1,528 per month. Our lease expires on September 15, 2012. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quotation on the OTCBB and Pinksheets under the symbol GNSZ. Although a market for our common stock exists, it is relatively illiquid.   The following quotations are taken from the OTC Bulletin Board. The prices reflect high and low inter-dealer bid prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
2011:
Fourth Quarter	$1.92	$1.35
Third Quarter	$1.91	$1.20
Second Quarter	$2.00	$0.00
First Quarter	$2.00	$1.10
2010:
Fourth Quarter	$1.99	$1.50
Third Quarter	$2.27	$1.50
Second Quarter	$2.80	$2.00
First Quarter	$3.45	$1.60

Holders

As of February 22, 2012, there were 21,707,420 shares of our common stock issued and outstanding those were held by approximately 120 shareholders of record. We believe our shares are held by another 755 “beneficial owners” with regard to shares held in street name.

Dividend Policy

We have never paid or declared cash dividends on our common stock, and we do not intend to pay or declare cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2007 Stock Plan, as amended (1)	1,871,870	$1.62	3,970,967
Equity compensation plans not approved by security holders
2009 Executive Compensation Plan	1,775,000	1.58	-
Total	3,646,870	$1.60	3,970,967

(1)	Our 2007 Stock Plan, as amended, provides for the issuance of up to 1,500,000 common shares during any calendar year. The plan provides for the issuance of up to 6,000,000 common shares in the aggregate.

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

Deferred Compensation Plan

In July of 2011, we adopted Executive Deferred Compensation Plan (the “Deferred Plan”). The Deferred Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The Deferred Plan is intended to be an unfunded “top hat” plan which is maintained primarily to provide deferred compensation benefits for a select group of our “management or highly compensated employees” within the meaning of Sections 201, 301, and 401 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to therefore be exempt from the provisions of Parts 2, 3, and 4 of Title I of ERISA. The Deferred Plan is intended to help build a supplemental source of savings and retirement income through pre-tax deferrals of eligible compensation, which may include cash, option and stock bonus awards, discretionary cash, option and stock awards and/or any other payments which may be designated by the Deferred Plan administrator, as eligible, for deferral under the Deferred Plan from time to time. As administered, the Deferred Plan is used to defer compensation of stock awards granted under our other equity compensation plans and does not by its terms approve any grants or awards.

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

•	On January 21, 2011, we sold 2,074,914 units resulting in gross proceeds of $3,734,840. The price per unit was $1.80. Each unit consists of: (i) one (1) share of the common stock, par value $.0001, and (ii) one half (1/2) common stock purchase warrant. Of these units, 339,915 were subscribed at December 31, 2010 with gross proceeds to the Company of $611,847 recorded in the December 31, 2010 financial statements. The warrants have a term of five years and entitle the holders to purchase the common shares at a price per share of $3.30. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. The warrants do not contain any price protection provisions. The warrants are callable assuming the following: (i) our common stock trades above $5.50 for ten (10) consecutive days; (ii) the daily average minimum volume over such ten (10) days is 15,000 or greater; and (iii) there is an effective registration statement covering the underlying shares. We also grant the investors certain piggy-back registration rights.

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

•	In March of 2011 we entered into a consulting agreement pursuant to which we issued 33,334 units consisting of 33,334 common shares and warrants to purchase an addition 16,667 common shares as payment for $60,000 of previously incurred consulting expense. The price per unit was $1.80 and warrants have the same terms and conditions as the units issued during our January 2011 offering. The agreement also provides for a retainer of 32,500 common shares and a warrant to purchase 44,000 common shares. Pursuant to the agreement, we also issued an aggregate of 50,000 addition common shares and 100,000 common stock purchase warrants as payment of services rendered during the months of Jan., Feb., March, Apr., and May of 2011 (10,000 common shares per month, and 20,000 common stock purchase warrants per month). The warrants have substantially the same terms and conditions as the warrants issued during the Company’s January 2011 offering. As a result of agreement, we issues an aggregate of: (x) 115,834 common shares, and (y) warrants to purchase 160,667 common shares.

•	On April 29, 2011, we sold 1,363,622 units resulting in gross proceeds of $2,249,750. The price per unit was $1.65. Each unit consists of: (i) one (1) share of the common stock, par value $.0001, and (ii) one half (1/2) common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase the common shares at a price per share of $3.15. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. The warrants do not contain any price protection provisions. The warrants are callable assuming the following: (i) our common stock trades above $6.50 for ten (10) consecutive days; (ii) the daily average minimum volume over such ten (10) days is 15,000 or greater; and (iii) there is an effective registration statement covering the underlying shares. We also granted the investors certain piggy-back registration rights.

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

•	On May 23, 2011 we entered into a consulting agreement pursuant to which we issued 12,500 common shares and a warrant to purchase 11,000 common shares as a retainer. Pursuant to the agreement, we also issued an aggregate of: (i) 40,000 common shares, and (ii) 80,000 common stock purchase warrants, as payment for consulting fees (10,000 common shares per month, and 20,000 common stock purchase warrants per month). The warrants will have substantially the same terms and conditions as the warrants issued during the Company’s April 2011 offering. As a result of the agreement we issued an aggregate of: (x) 52,500 common shares, and (y) warrants to purchase 91,000 common shares.

•	On May 26, 2011, we issued 4,211 common shares to Prism Production Services, Inc. as payment for services valued at $8,000 provided in connection with the creation of a corporate informational video. The shares were valued at $1.90 per share.

•	On August 16, 2011, we entered into an agreement whereby we agreed to issue to LifeTech Capital, a division of Aurora Capital, LLC, a warrant to purchase 25,000 common shares as partial compensation for business advisory services. The warrant vests in amounts equal to 6,250 on: (i) October 16, 2011; (ii) January 16, 2012; (iii) April 16, 2012; and (iv) July 16, 2012, so long as consultant continues to provide us services. Additionally, the warrant has a term of five years, is exercisable for cash and has an exercise price of $1.94 which is subject to adjustment upon stock splits and dividends. We issued the warrant on January 12, 2012.

•	In December of 2011, we issued warrants to purchase an aggregate of 190,000 common shares as compensation for business advisory services. The warrants have an exercise price of $2.03 per share, a term of 5 years and provide for cashless exercise.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of MD&A.

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing year ended December 31, 2011 to 2010.

•	Liquidity and Capital Resources — A discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this Annual Report. Our actual results may differ materially.

Overview

We are pursuing a business plan related to the development of targeted cancer therapeutics for the treatment of cancerous tumors, including prostate, brain and other cancers.  We are considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. Our operations are based in San Antonio, TX.

Business Strategy

Our business strategy is to develop a series of therapeutics based on our target-activated prodrug technology platform and bring them through Phase I/II clinical trials. At that point, we plan to license the rights to further development of the drug candidates to major pharmaceutical companies. We believe that major pharmaceutical companies see significant value in drug candidates that have passed one or more phases of clinical trials, and these organizations have the resources and expertise to finalize drug development and market the drugs. However, we are concurrently positioning the Company to be in a financial position to proceed in the absence of a license/acquisition deal with a large Pharma partner should the terms at that point in time appear not to be favorable.

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

We anticipate that during the first half of 2012 we will be engaged in conducting the Phase I clinical trial of G-202. The purpose of a Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for the subsequent clinical studies. The study is designed to enroll three patients per dosing cohort, with each subsequent cohort receiving a higher dose of drug until a Maximum Tolerated Dose is identified. We are currently conducting the Phase I study in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a glimpse of safety across a wider variety of patients. We expect to enroll up to 36 patients in this Phase I study at: (i) Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); (ii) University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator); and (iii) Cancer Therapy and Research Center at the University of Texas Health Science Center in San Antonio (Devalingam Mahalingam, MD PhD as Principal Investigator).  The Phase I clinical protocol has been modified to accommodate enrollment of up to 18 additional patients in a Phase IB component of the study at the Maximum Tolerated Dose to evaluate the drug’s safety and tolerability and possible efficacy in a broader patient population consisting primarily of prostate cancer patients who have previously failed treatment with chemotherapeutic agents.

As of February 22, 2012, we have treated 27 patients with G-202 at doses ranging from 1.5 mg/m2/dose (~2.5 mg/dose) up to 88 mg/m2/dose (~150 mg/dose). The drug exposure in patients receiving the higher doses of G-202 is in the range of drug exposure associated with anti-tumor efficacy in animal tumor models. The drug appears to be relatively well-tolerated to date and the dose escalation component of the study is still ongoing. Once the Maximum Tolerated Dose (MTD) is established in this trial, we intend to initiate the Phase IB component of the study (described above) and concurrently initiate the Phase II clinical trial in castrate-resistant chemotherapy-naïve prostate cancer patients (described below).

Assuming successful completion of the Phase I clinical trial, we expect to conduct several Phase II clinical trials to determine the therapeutic efficacy of G-202 in cancer patients.  Although we believe that G-202 will be useful across a wide variety of cancer types, it is usually most efficient and medically prudent to evaluate a drug candidate in a single tumor type within a single trial. We have developed a Phase II clinical protocol for the treatment of castrate-resistant chemotherapy-naïve prostate cancer patients to be conducted in the US with additional sites in the UK. This trial will have an advantage of demonstrating approval by European regulatory agencies for the use of G-202 in patients and is expected to launch in Q3 2012. We are also evaluating Phase II trial designs in other tumor types and expect to initiate up to four separate concurrent Phase II studies in different tumor types over a time span of 18 months.

We anticipate that we will license G-202 to a third party during or after Phase II clinical studies.  In the event we are not able or decide not to license G-202, we will proceed with Phase III Clinical trials.  We estimate that Phase III Clinical trials will cost approximately $25,000,000 and will be completed in the fourth quarter of 2016. If all goes as planned, we may expect marketing approval in the second half of 2017 with an additional $3,000,000 spent to get the NDA approved. We do not expect material net cash inflows from our own marketing efforts before late 2017.  The Phase III estimated costs are subject to major revision because we have not yet obtained any efficacy data for our drug in patients and therefore cannot accurately predict what may be the optimal Phase III patient population. The estimates will become more refined as we obtain more clinical data.

We have budgeted $4,684,000 in cash expenditures for the twelve month period following December 31, 2011, including (1) $1,484,000 to cover our projected general and administrative expense during this period; and (2) $3,200,000 for research and development activities. Based on our cash at December 31, 2011 and cash received during January and February 2012 from the sale of our securities, we believe we have sufficient cash on hand to fund our operations until March 2013, after which time we will need to undertake additional financings. These assumptions are based upon operations focused solely on the G-202 Phase I dose escalation trial, the Phase IB late-stage prostate cancer study and the Phase II clinical trial in castrate-resistant chemotherapy-naïve prostate cancer patients. We anticipate that we will require an additional $17 million (full operations, manufacturing and clinical trial costs) through the end of 2014 to complete Phase II clinical evaluations with G-202 in four indications.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2011, as compared to those policies disclosed in the December 31, 2010 financial statements except as disclosed in the notes to financial statements.

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

Cash and Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

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

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue

We did not have revenue during the years ending December 31, 2011 and 2010. We do not anticipate any revenues during 2012.

Operating Expenses

Operating expense totaled $6,320,044 and $4,172,634 during 2011 and 2010, respectively.  The increase in operating expenses is the result of the following factors.

	Year Ended		Change in 2011
	December 31,		Versus 2010
	2011	2010	$	%
Operating Expenses
General and administrative expenses	$3,262,360	$2,173,247	$1,089,113	50%
Research and development	3,302,163	2,243,866	1,058,297	47%
Research and development grant received	(244,479)	(244,479)	—	—
Total expense	$6,320,044	$4,172,634	$2,147,410	51%

General and Administrative Expenses

G&A expenses totaled $3,262,360 and $2,173,247 during 2011 and 2010, respectively. The increase of $1,089,113 or 50% for 2011 compared to 2010 was primarily attributable to a number of factors, including increases in compensation expense of approximately $514,000 (resulting primarily from the granting of both the 2011 and 2010 Long Term Incentive Grants during the 2011 year) and consulting and other professional fees of approximately $479,000. Of the increases in compensation, consulting and professional fees, approximately $838,000 has been or will be paid through the grant of common stock and common stock options and warrants.

Research and Development Expenses

Research and development expenses totaled $3,302,163 and $2,243,866 during 2011 and 2010, respectively. The increase of $1,058,297 or 47% for 2011 compared to 2010 was attributable to an increase in compensation expense of approximately $514,000 (resulting primarily from the granting of both the 2011 and 2010 Long Term Incentive Grants during the 2011 year) and an increase in development expense of approximately $545,000 resulting from our ongoing Phase I clinical trial.. Of the increase in compensation, approximately $458,000 has been or will be paid through the grant of common stock and common stock options.

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

Other Income/Expenses

Other income / (expenses) totaled $605,937 and ($85,205) for 2011 and 2010, respectively.

	Year Ended		Change in 2011
	December 31,		Versus 2010
	2011	2010	$	%
Other Income Expenses
Change in fair value of derivative liability	$579,906	$(109,654)	$689,560	629%
Interest income (expense)	26,031	24,449	1,582	6%
Total other income/expense	$605,937	$(85,205)	$691,142	811%

Change in fair value of derivative liability

The income (charge) for the change in fair value of derivative liability totaled $579,906 and ($109,654) during 2011 and 2010, respectively. The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion on our warrant liabilities.

Interest income (expense)

We had net interest income of $26,031 and $24,449 for the year ended December 31, 2011 and 2010, respectively. The increase in net interest income of $1,582 for 2011 compared to 2010 was attributable to an increase in interest earned on deposits.

Net Loss

Net losses for 2011 and 2010 were $5,714,107 and $4,257,839, respectively, resulting from the expenses described above.

Liquidity and Capital Resources

Since our inception, we have financed our operations mainly through the private placement of our securities. At December 31, 2011 we had cash on hand of approximately $5,530,000. During the first quarter of 2012, we received approximately $355,000 as a result of the exercise of previously outstanding warrants. We currently have a cash burn rate of $400,000 per month and this is expected to remain steady throughout 2012. Accordingly, based on our cash at December 31, 2011 and cash received during the first quarter from the exercise of warrants, we believe we have sufficient cash on hand to fund our operations until March 2013 assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.

	Year Ended
	December 31,
Consolidated Statement of Cash Flows Data:	2011	2010
Cash & Cash Equivalents	$5,530,105	$3,671,151
Net cash used in operating activities	(3,744,055)	(2,769,217)
Net cash used in investment activities	—	(10,000)
Net cash provided by financing activities	5,603,009	4,195,057

Net Cash Used in Operating Activities

In our operating activities we used $3,744,055 and $2,769,217 during 2011 and 2010, respectively. The increase of $974,838 in cash used during 2011 compared to 2010 was attributable to an increase in loss of $1,616,358 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $641,520.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $10,000 for 2011 and 2010, respectively.  We did not expend any cash in investments during 2011 and expended $10,000 for patent acquisitions in 2010.

Net Cash Provided by Financing Activities

During 2011, we raised approximately $5,603,009 through the sale of our securities compared to $4,195,057 during 2010.

Listed below are key financing transactions we have entered into since January 1, 2010 through March 1, 2012:

•	In January and March of 2010, we sold 553,407 units resulting in gross proceeds of approximately $880,000.

•	In May of 2010, we sold 1,347,500 units resulting in gross proceeds of approximately $2,695,000.

•	In January and February of 2011, we sold 2,303,100 units resulting in gross proceeds of $4,146,000.

•	In April of 2011, we sold 1,363,622 units resulting in gross proceeds of $2,249,750.

•	During 2012, we received gross proceeds of approximately $355,000 from the exercise of outstanding options and warrants.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GenSpera Inc.

San Antonio, TX

We have audited the accompanying balance sheets of GenSpera Inc., a development stage company, as of December 31, 2011 and 2010, and the related statements of losses, statement of stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011 and the period November 21, 2003 (date of inception) through December 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenSpera Inc., a development stage company, at December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 and the period November 21, 2003 (date of inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
New York, New York
March 6, 2012

GENSPERA INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets

Current assets:
Cash	$5,530,105	$3,671,151

Total current assets	5,530,105	3,671,151

Fixed assets, net of accumulated depreciation of $7,042 and $3,874	8,791	11,959

Prepaid fees	-	3,500
Intangible assets, net of accumulated amortization of $60,023 and $43,029	152,145	169,139

Total assets	$5,691,041	$3,855,749

Liabilities and stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$781,660	$139,169
Accrued interest - stockholder	16,927	12,517
Convertible notes payable - stockholder	105,000	105,000

Total current liabilities	903,587	256,686

Warrant derivative liabilities	1,734,127	2,314,033

Total liabilities	2,637,714	2,570,719

Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 21,457,419 and 17,604,465 shares issued and outstanding, respectively	2,146	1,760
Common stock subscribed	-	611,846
Additional paid-in capital	23,214,656	15,120,792
Deficit accumulated during the development stage	(20,163,475)	(14,449,368)

Total stockholders' equity	3,053,327	1,285,030

Total liabilities and stockholders' equity	$5,691,041	$3,855,749

See accompanying notes to audited financial statements.

GENSPERA, INC.

(A Development Stage Company)

STATEMENTS OF LOSSES

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2011

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Years ended December 31,		December 31,
	2011	2010	2011

Operating expenses:
General and administrative expenses	$3,262,360	$2,173,247	$8,149,996
Research and development	3,302,163	2,243,866	11,057,570
Research and development grant received	(244,479)	(244,479)	(488,958)

Total operating expenses	6,320,044	4,172,634	18,718,608

Loss from operations	(6,320,044)	(4,172,634)	(18,718,608)

Finance cost	-	-	(518,675)
Change in fair value of derivative liability	579,906	(109,654)	(960,298)
Interest income, net	26,031	24,449	34,106

Loss before provision for income taxes	(5,714,107)	(4,257,839)	(20,163,475)

Provision for income taxes	-	-	-

Net loss	$(5,714,107)	$(4,257,839)	$(20,163,475)

Net loss per common share, basic and diluted	$(0.27)	$(0.25)

Weighted average shares outstanding	20,821,555	16,909,610

See accompanying notes to audited financial statements.

GENSPERA, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2011

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Balance, November 21, 2003	-	$-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	610	(510)	-	-	100

Contributed services	-	-	120,000	-	-	120,000

Net loss	-	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	-	(125,127)	(5,027)

Contributed services	-	-	192,000	-	-	192,000

Stock based compensation	-	-	24,102	-	-	24,102

Net loss	-	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	-	(378,748)	(42,546)

Contributed services	-	-	48,000	-	-	48,000

Stock based compensation	-	-	24,100	-	-	24,100

Net loss	-	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	-	(505,716)	(97,414)

Contributed services	-	-	144,000	-	-	144,000

Stock based compensation	-	-	42,162	-	-	42,162

Net loss	-	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	-	(750,786)	(156,322)

Shares sold for cash at $0.50 per share in November, 2007	1,300,000	130	649,870	-	-	650,000

Shares issued for services	735,000	74	367,426	-	-	367,500

Contributed services	-	-	220,000	-	-	220,000

Stock based compensation	-	-	24,082	-	-	24,082

Exercise of options for cash at $0.003 per share in March and June, 2007	900,000	90	2,610	-	-	2,700

Net loss	-	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	-	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share on March 7,2008	1,000,000	100	499,900	-	-	500,000

Sale of common stock and warrants at $1.00 per share - July and August 2008	2,320,000	232	2,319,768	-	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	-	15,859

Shares issued for services	100,000	10	49,990	-	-	50,000

Stock based compensation	-	-	313,743	-	-	313,743

Contributed services	-	-	50,000	-	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	-	20,675

Net loss	-	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	-	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	-	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,865	-	-	51,865

Stock based compensation	-	-	1,530,536	-	-	1,530,536

Common stock issued for services	86,875	10	104,109	-	-	104,119

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	667,439	-	-	667,485

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	-	174,165

Net loss	-	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	-	(10,191,529)	(54,245)

Stock based compensation	-	-	1,165,450	-	-	1,165,450

Sale of common stock and warrants at $1.65 per share - February and March 2010	533,407	53	806,157	-	-	806,210

Sale of common stock and warrants at $2.00 per share - May 2010	1,347,500	135	2,655,365	-	-	2,655,500

Common stock and warrants issued as payment of placement fees	43,632	4	(4)	-	-	-

Common stock issued as payment for patents and license	20,000	2	46,798	-	-	46,800

Common stock and warrants subscribed	-	-	-	611,846	-	611,846

Salaries paid with common stock	43,479	4	99,996	-	-	100,000

Exercise of options and warrants	150,001	15	124,986	-	-	125,001

Reclassification of derivative liability upon exercise of warrants	-	-	86,307	-	-	86,307

Net loss	-	-	-	-	(4,257,839)	(4,257,839)

Balance, December 31, 2010	17,604,465	1,760	15,120,792	611,846	(14,449,368)	1,285,030

Stock based compensation	-	-	1,290,193	-	-	1,290,193

Sale of common stock and warrants at $1.80 per share - January and February 2011	2,241,605	224	4,034,659	(611,846)	-	3,423,037

Sale of common stock and warrants at $1.65 per share - April 2011	1,363,622	136	2,249,839	-	-	2,249,975

Common stock and warrants issued as payment of placement fees	61,498	6	(6)	-	-	-

Common stock and warrants issued as payment of accrued consulting fees	33,334	3	59,997	-	-	60,000

Common stock and warrants issued as payment of consulting fees	152,895	17	532,685	-	-	532,702

Cost of sales of common stock and warrants	-	-	(73,503)	-	-	(73,503)

Net loss	-	-	-	-	(5,714,107)	(5,714,107)

Balance, December 31, 2011	21,457,419	$2,146	$23,214,656	$-	$(20,163,475)	$3,053,327

See accompanying notes to audited financial statements.

GENSPERA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2011

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Years ended December 31,		December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(5,714,107)	$(4,257,839)	$(20,163,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,162	19,337	67,065
Stock based compensation	1,822,895	1,265,450	5,568,689
Common stock issued for acquisition of license	-	28,800	28,800
Warrants issued for financing costs	-	-	467,840
Change in fair value of derivative liability	(579,906)	109,654	960,298
Contributed services	-	-	774,000
Amortization of debt discount	-	-	20,675
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	706,901	65,381	885,011

Cash used in operating activities	(3,744,055)	(2,769,217)	(11,391,097)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(15,833)
Acquisition of intangibles	-	(10,000)	(194,168)

Cash used in investing activities	-	(10,000)	(210,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	5,673,012	4,073,556	16,974,705
Proceeds from exercise of warrants	-	125,001	125,001
Cost of common stock and warrants sold	(70,003)	(3,500)	(73,503)
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	-	(50,000)

Cash provided by financing activities	5,603,009	4,195,057	17,131,203

Net increase in cash	1,858,954	1,415,840	5,530,105
Cash, beginning of period	3,671,151	2,255,311	-
Cash, end of period	$5,530,105	$3,671,151	$5,530,105

Supplemental cash flow information:
Cash paid for interest	$-	$45
Cash paid for income taxes	$-	$-

Non-cash financial activities:
Common stock units issued as payment of placement fees	$110,695	$-
Derivative liability reclassified to equity upon exercise of warrants	-	86,307
Common stock issued for acquisition of patent	-	18,000

See accompanying notes to audited financial statements.

GENSPERA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND FOR THE PERIOD FROM NOVEMBER 21, 2003

(INCEPTION) TO DECEMBER 31, 2011

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

GenSpera Inc. (“we”, “us”, “our company “, “our”, “GenSpera” or the “Company” ) was formed under the laws of the State of Delaware in 2003. We are a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. GenSpera, Inc. is a pharmaceutical company focused on the development of targeted cancer therapeutics for the treatment of cancerous tumors, including breast, prostate, bladder and kidney cancers. Our operations are based in San Antonio, Texas.

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through December 31, 2011, we have accumulated losses of $20,163,475.

Liquidity

Our financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2011, we had working capital (current assets in excess of current liabilities) of $4,626,518.  Our cash flow used in operations was $3,744,055 and $2,769,217 for the years ended December 31, 2011 and 2010, respectively.  At December 31, 2011, we had cash on hand of approximately $5,530,000. Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through 2012.

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

GenSpera incurred net research and development expenses of $3,057,684, $1,999,387 and $10,568,612 for the years ended December 31, 2011 and 2010, and from November 21, 2003 (inception) through December 31, 2011, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits. At December 31, 2011, deposits exceeded current insurance limits by approximately $5,165,000.

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

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 12,606,013 common share equivalents at December 31, 2011 and 9,159,371 at December 31, 2010. For the years ended December 31, 2011 and 2010, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities as of December 31, 2011:

	Fair Value at	Fair Value Measurement Using
	December 31, 2011	Level 1	Level 2	Level 3

Warrant derivative liability	$1,734,127	$—	$—	$1,734,127

	$1,734,127	$—	$—	$1,734,127

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the years ended December 31, 2011 and 2010.

	2011	2010
Balance at beginning of year	$2,314,033	$2,290,686
Additions to derivative instruments	-	-
Change in fair value of warrant liability	(579,906)	109,654
Reclassification to equity upon exercise of warrants	-	(86,307)
Balance at end of period	$1,734,127	$2,314,033

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

2011 Transactions:

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

On March 1, 2011, we granted 39,000 common stock options to a director. The options have an exercise price of $1.90 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $20,416, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.225%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the options of 0.625 years. During the year ended December 31, 2011 we have recorded an expense of $17,014 related to the fair value of the options that vested or are expected to vest.

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

On May 18, 2011, we granted a total of 80,000 common stock options to the four members of our Advisory Board. The options have an exercise price of $1.85 per share. The options vested 20,000 upon grant and the balance quarterly over the remainder of 2011. The options lapse if unexercised after five years. During the year ended December 31, 2011 we have recorded an expense of $99,692 related to the fair value of the options that vested, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.2%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 84%; and (4) an expected life of the options of 4.75 years.

During January 2011, we granted a total of 25,000 common stock options for legal and consulting services. The options have an exercise price of $1.90 per share. Of these options, 5,000 vested upon grant and 20,000 vested quarterly during 2011. The options and warrants lapse if unexercised after five years.  We have recorded an expense of $30,655 during the year ended December 310, 2011 related to the fair value of the options and warrants that vested, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 1.58%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 86%; and (4) an expected life of the warrants of 4.6 years.

On July 1, 2011, our compensation committee approved the 2010 Long Term Incentive Grants for our chief executive officer and chief operating officer. The 2010 Long Term Incentive Grants aggregate $510,000 and were paid via the issuance of common stock options in lieu of cash. For purposes of calculating the number of options to be issued as payment of the discretionary bonuses we utilized the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 87%; and (4) an expected life of the options of 2.5 years. The grant date is July 1, 2011. The aggregate number of options granted is 559,370, with a weighted average exercise price of $1.93.

During August 2011, we granted 10,000 common stock options for consulting services. The options have an exercise price of $1.82 per share. The options vested upon grant. The options lapse if unexercised after five years.  We have recorded an expense of $11,485 during the year ended December 31, 2011 related to the fair value of the options, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.5%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of the warrants of 5 years.

During August 2011, we granted 8,000 common stock options for consulting services. The options have an exercise price of $1.65 per share. The options vested upon grant. The options lapse if unexercised after five years.  We have recorded an expense of $8,268 during the year ended December 31, 2011 related to the fair value of the options, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of the warrants of 5 years.

During August 2011, we granted 25,000 common stock warrants for consulting services. The warrants have an exercise price of $1.94 per share. The warrants vest quarterly over one year. The warrants lapse if unexercised after five years.  We have recorded an expense of $10,537 during the year ended December 31, 2011 related to the fair value of the warrants that vested or are expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 85%; and (4) an expected life of the warrants of 4.71 years.

On August 13, 2011, we granted 38,000 common stock options to a director. The options have an exercise price of $1.86 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $17,133, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.1%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 78%; and (4) an expected life of the options of 0.625 years. During the year ended December 31, 2011 we have recorded an expense of $6,425 related to the fair value of the options that vested or are expected to vest.

During September 2011 we issued 13,684 shares of common stock, valued at $26,000, as payment for services.

During December 2011, we granted a total of 195,000 common stock options and 190,000 common stock warrants for professional, legal and consulting services. The options and warrants have an exercise price of $2.03 per share. Of these options and warrants, 365,000 vested upon grant and 20,000 vests quarterly during 2012. The options and warrants lapse if unexercised after five years.  We have recorded an expense of $493,376 related to the fair value of the options and warrants that vested or are expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 85%; and (4) an expected life of the options and warrants of 5 years.

During December, 2011, we granted a total of 80,000 common stock options to the four members of our Advisory Board. The options have an exercise price of $2.03 per share. The options vest quarterly over 2012. The options lapse if unexercised after five years. During the year ended December 31, 2011 we have recorded an expense of $1,154 related to the fair value of the options expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 85%; and (4) an expected life of the options of 5 years.

On December 28, 2011, our compensation committee approved the 2011 Long Term Incentive Grants for our chief executive officer and chief operating officer. The 2011 Long Term Incentive Grants aggregate $570,000 and were paid on January 2, 2012 via the issuance of common stock options in lieu of cash. For purposes of calculating the number of options to be issued as payment of the discretionary bonuses, we utilized the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.1875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 77%; and (4) an expected life of the options of 2.5 years. The grant date is January 2, 2012. The aggregate number of options granted is 637,740, with a weighted average exercise price of $2.12. The options lapse if unexercised after seven years.

On December 28, 2011, our compensation committee approved the 2011 Bonuses for our chief executive officer and chief operating officer. The 2011 Bonuses aggregate $208,260 of which $104,130 was paid in cash in December and $104,130 was paid on January 2, 2012 via the issuance of common stock options in lieu of cash. For purposes of calculating the number of options to be issued as payment of the discretionary bonuses, we utilized the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.1875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 77%; and (4) an expected life of the options of 2.5 years. The grant date is January 2, 2012. The aggregate number of options granted is 116,918, with a weighted average exercise price of $2.13. The options lapse if unexercised after seven years.

During the year ended December 31, 2011 we have recorded an expense of $75,578 related to the fair value of the options granted to our chief executive officer and chief operating officer in prior years that vested or are expected to vest.

During the year ended December 31, 2011 we have recorded an expense of $26,010 related to the fair value of the options granted to directors and consultants in prior years that vested.

2010 Transactions:

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

During December 2010, we granted a total of 157,500 common stock options and 40,000 common stock warrants for professional, legal and consulting services. The options and warrants have a weighted average exercise price of $2.00 per share. Of these options and warrants, 185,500 vested upon grant and 10,000 vests quarterly during 2011. The options and warrants lapse if unexercised after five years.  We have recorded an expense of $269,491 related to the fair value of the options and warrants that vested or are expected to vest, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 2.125%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 93%; and (4) an expected life of the options and warrants of 5 years.

During May 2010 we issued an aggregate of 43,479 shares of common stock to our chief executive officer and chief operating officer as payment of discretionary bonuses aggregating $100,000. For purposes of calculating the number of shares to be issued as payment of the discretionary bonuses, the grant date is May 14, 2010.

NOTE 3 -CONVERTIBLE NOTES PAYABLE

We have executed five convertible notes with our president and chief executive officer pursuant to which we have borrowed an aggregate of $155,000 ($105,000 principal balance outstanding at December 31, 2011). The notes bear an interest rate of 4.2% and matured at various dates through December 6, 2011. Accrued interest at December 31, 2011 and 2010 was $16,927 and $12,517, respectively. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

NOTE 4 – DERIVATIVE LIABILITY

The Company has assessed its outstanding equity-linked financial instruments and has concluded that certain of its warrants issued during 2008 and 2009 are subject to derivative accounting, as a result of certain anti-dilution provisions contained in the warrants. The fair value of these warrants is classified as a liability in the financial statements with the change in fair value during the periods presented recorded in the statement of operations.

At December 31, 2011, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at December 31, 2011 is $1,734,127. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.115%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 71%; and (4) an expected life of the warrants of 1.5 years. We have recorded income of $579,906 during the year ended December 31, 2011 related to the change in fair value during that period.

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

At December 31, 2010, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at December 31, 2010 was $2,314,033. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 93%; and (4) an expected life of the warrants of 2 years. We have recorded an expense of $91,579 during the year ended December31, 2010 related to the change in fair value during that period.

NOTE 5 – INTELLECTUAL PROPERTY

We have acquired rights in know-how, pre-clinical data, development data and related patent portfolios for a series of technologies that relate to targeted, potentially curative treatments for a variety of human cancers. We currently are the exclusive licensee of issued patents and patent applications. The initial owner of the intellectual property, John Hopkins University, assigned the patent rights to the underlying technology to our co-founders (the “Assignee Co-Founders”) in return for 10% of the revenue they received in exchange for licensing the technology.  In exchange for the assumption of future patent fees and costs, and patent attorney fees and costs, associated with all of the assigned technology, the Assignee Co-Founders entered into world-wide, exclusive option agreements with us. In April 2008, GenSpera reimbursed approximately $122,778 in previously-paid patent costs, fees and expenses to John Hopkins University, and in April 2011 the Assignee Co-Founders exclusively licensed to GenSpera all of their right, title and interest in and to the intellectual property.  By virtue of these previous payments and the exclusive license, GenSpera has no further financial obligations to the Assignee Co-Founders or to John Hopkins University with regard to the licensed intellectual property. These reimbursement costs were required to be paid by the Assignee Co-Founders to Johns Hopkins University. As part of our agreements with the Assignee Co-Founders, we have provided these reimbursement costs directly to the Assignee Co-Founders specifically for reimbursement to Johns Hopkins University. Because these payments have been made by us to the Assignee Co-Founders, this may trigger a taxable event such that the Assignee Co-Founders may be required to pay Federal and state taxes (if any) based upon our payment of the reimbursement costs to the Assignee Co-Founders. Therefore, as part of our agreements with the Assignee Co-Founders, we have further provided additional funds to cover applicable Federal and state taxes (if any) associated with the reimbursement payments. Under our agreement with the Assignee Co-Founders, we will not be required to make any other future payments, including fees, milestone or royalty fees, to either Johns Hopkins University or the Assignee Co-Founders.

On March 10, 2008, we paid an aggregate of $184,167 to acquire rights in the issued patents and patent applications described above. Additionally, during the third quarter of 2010 we issued 8,000 shares of common stock, valued at $18,000, for the acquisition of rights in two patents.

Amortization expense recorded during the years ended December 31, 2011 and 2010 was $16,994 and $16,171, respectively.

Amortization expense for each on the next five fiscal years is estimated to be $16,995 per year.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2011	December 31, 2010
Office equipment	$15,833	$15,833
Accumulated depreciation	(7,042)	(3,874)
Carrying value	$8,791	$11,959

Depreciation expense was $3,168 and $3,166 for the years ended December 31, 2011 and 2010, respectively.

NOTE 7- STOCK OPTIONS AND WARRANTS

Deferred Compensation Plan

In July of 2011, we adopted Executive Deferred Compensation Plan (the “Deferred Plan”). The Deferred Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The Deferred Plan is intended to be an unfunded “top hat” plan which is maintained primarily to provide deferred compensation benefits for a select group of our “management or highly compensated employees” within the meaning of Sections 201, 301, and 401 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to therefore be exempt from the provisions of Parts 2, 3, and 4 of Title I of ERISA. The Deferred Plan is intended to help build a supplemental source of savings and retirement income through pre-tax deferrals of eligible compensation, which may include cash, option and stock bonus awards, discretionary cash, option and stock awards and/or any other payments which may be designated by the Deferred Plan administrator, as eligible, for deferral under the Deferred Plan from time to time. As administered, the Deferred Plan is used to defer compensation of stock awards granted under our other equity compensation plans and does not by its terms approve any grants or awards.

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

Transactions involving our stock options are summarized as follows:

	2011		2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	2,612,500	$1.47	2,415,000	$1.35
Granted during the period	1,034,370	1.94	297,500	2.08
Exercised during the period	—	—	(100,000)	0.50
Terminated during the period	—	—	—	—
Outstanding at end of the period	3,646,870	$1.60	2,612,500	$1.47
Exercisable at end of the period	2,896,120	$1.59	1,952,750	$1.42

At December 31, 2011 employee options outstanding totaled 2,766,370 with a weighted average exercise price of $1.61. At December 31, 2011 these options had an intrinsic value of $1,129,242 and a weighted average remaining contractual term of 5.1 years. Of these options, 2,115,620 are exercisable at December 31, 2011, with an intrinsic value of $864,020 and a remaining weighted average contractual term of 5.2 years. Compensation cost related to the unvested employee options not yet recognized is $113,898 at December 31, 2011. We have estimated that $113,898 will be recognized during 2012.

The weighted average remaining life of the options is 5.0 years.

Transactions involving our stock warrants are summarized as follows:

	2011		2010
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	6,311,837	$2.11	5,007,470	$1.86
Granted during the period	2,403,452	3.13	1,354,368	3.03
Exercised during the period	—	—	(50,001)	1.50
Terminated during the period	—	—	—	—
Outstanding at end of the period	8,715,289	$2.39	6,311,837	$2.11
Exercisable at end of the period	8,696,539	$2.39	6,311,837	$2.11

The weighted average remaining life of the warrants is 2.8 years.

The number and weighted average exercise prices of our options and warrants outstanding as of December 31, 2011 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.50 - $1.00	1,559,000	2.6	$0.83
$1.50 - $2.00	5,085,243	3.3	$1.60
$2.01 - $3.00	2,504,127	3.5	$2.67
$3.10 - $3.50	3,213,789	3.9	$3.29

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

Net operating losses for tax purposes of approximately $11,392,000 at December 31, 2011 are available or carryover. The net operating losses will expire from 2013 through 2031. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $1,248,000 and $1,064,000 during the years ended December 31, 2011 and 2010, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2011 and 2010 follows.

Significant components of deferred tax assets and liabilities are as follows:

	2011	2010

Deferred tax assets:
Net operating loss carryover	3,873,000	$2,738,000
Tax credits	328,000	215,000
Valuation allowance	(4,201,000)	(2,953,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-0%	-0%
Non-deductible items	8%	10%
Tax credits	2%	2%
Valuation allowance	24%	22%

Effective income tax rate	0%	0%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

(a)	Operating Leases

The Company lease executive offices under an operating lease with lease term which expires on September 15, 2012.  The following is a schedule of the future minimum lease payments required under the operating lease that has an initial non-cancelable lease term in excess of one year:

Fiscal year ending December 31,	Minimum Lease Commitments
2012	13,080

Rent expense for office space amounted to $19,404 and $17,743 for the years ended December 31, 2011 and 2010, respectively.

(b)	Employment Agreements

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

As part of the agreements, the executives shall be entitled to the following:

	Chief Executive Officer	Chief Operating Officer
Terminated without cause	$1062,000	$460,500
Terminated, change of control without good reason	1,527,000	-
Terminated for cause, death, disability and by executive without good reason	330,000	289,000

NOTE 10 – SUBSEQUENT EVENTS

During 2012 we issued 250,001 share of common stock upon the exercise of an equivalent number of options and warrants. We received proceeds of approximately $355,000.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting were ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, due to the Company’s limited resources and limited number of employees.

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

Directors

The following sets forth the current members of our board of directors (“Board”) and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer, President and Director of GenSpera	54	11/2003

Bo Jesper Hansen, MD, PhD	Executive Chairman of the Board of Swedish Orphan Biovitrum AB (STO: SOBI)	53	08/2010

Scott Ogilvie	President and CEO of AFin International, Inc.	57	02/2008

Craig A. Dionne, PhD, age 54, has over 23 years of experience in the pharmaceutical industry, including direct experience of identifying promising oncology treatments and bringing them through the clinic. For example, he served for five years as VP Discovery Research at Cephalon, Inc. where he was responsible for its oncology and neurobiology drug discovery and development programs. Dr. Dionne has also recently served as EVP at the Prostate Cancer Research Foundation. In addition to extensive executive experience, Dr. Dionne’s productive scientific career has led to 6 issued patents and co-authorship of many scientific papers. In evaluating Mr. Dionne’s specific experience, qualifications, attributes and skills in connection with his appointment to our board,  we took into account his 23 year career in pharmaceutical drug discovery and development, prior work for our company in additional to being one of our founders, familiarity with our technologies, and academic background.

Bo Jesper Hansen, MD, PhD, age 53, joined our board in August of 2010. Dr. Hansen is currently the Executive Chairman of the Board of Swedish Orphan Biovitrum AB (STO: SOBI), an international growth company specializing in the development, registration, marketing and distribution of pharmaceutical drugs for rare and life-threatening diseases. Dr. Hansen has held the position since January of 2010 as a result of the merger of Swedish Orphan International AB Group and Biovitrum. Prior to the merger, Dr. Hansen served in numerous positions with Swedish Orphan International AB Group, including, from 1998 to 2010, CEO, President and Director of the Board. Dr. Hanson’s responsibilities at the company include establishment, development and expansion of the company’s operations in Europe, Japan, the Americas and Australia. Dr. Hansen holds a Doctor of Medicine degree from the University of Copenhagen with a specialty in urology. Dr. Hansen also serves on the boards of CMC AB, MipSalus ApS, Incentive AB (Gambro), Orphazyme ApS, Novagali SAS and TopoTarget A/S (NASDAQ OMX: TOPO), Hyperion Therapeutics Inc. and Zymenex A/S. In evaluating Dr. Hansen’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations including his experience in building biopharmaceutical organizations, his strong business development background and experience with mergers and acquisitions and his past experience and relationships in the biopharma and biotech field.

Scott Ogilvie, age 57, is President of AFIN International, Inc. a private equity/business advisory firm, which he founded in 2006.  Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, ("Gulf") a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August of 2006.  Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he has held from 2001 to 2007.  He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR), Preferred Voice Inc., (OTCBB:PRFV) and Derycz Scientific, Inc. (OTCBB: DYSC) and National Healthcare Exchange (NHXS).  In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer and President	54	11/2003

Russell Richerson, PhD	Chief Operating Officer and Secretary	60	07/2008

Craig A. Dionne, PhD – See Bio in Directors Section

Russell Richerson, PhD, age 60, has over 25 years of experience in the Biotechnology/Diagnostics industry, including 11 years at Abbott Laboratories in numerous management roles. Most recently, he has served as Vice President of Diagnostic Research and Development at Prometheus Laboratories (2001-2004) and then as Chief Operating Officer of the Molecular Profiling Institute (2005-2008).

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

Committees

The board of directors has established three standing committees: (1) an Audit Committee, (2) a Nominating and Corporate Governance Committee, and (3) a Leadership Development and Compensation Committee.  Each of the committees operates under a written charter adopted by the board of directors. All of the committee charters are available on our web site at www.genspera.com.  The committee membership and the function of each of the committees are described below.

Director	Audit Committee	Nominating and Corporate Governance Committee	Leadership Development and Compensation Committee
Scott V. Ogilvie	Chair	Chair	Member

Bo Jesper Hansen, MD, PhD	Member	Member	Chair

Executive compensation is determined by the Leadership Development and Compensation Committee.

Independent Directors

For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rules 4200. Pursuant to the definition, the Company has determined that Messrs. Ogilvie and Hansen qualify as independent.

Audit Committee Financial Experts

Our Audit Committee is currently comprised of Scott V. Ogilvie and Bo Jesper Hansen, MD, PhD, each of whom is a non-employee member of our board of directors. The board of directors has determined that Scott V. Ogilvie and Bo Jesper Hansen, MD, PhD are each an audit committee financial expert as defined under the rules of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our most recently completed fiscal year concerning the compensation of Craig Dionne, our Chief Executive Officer (“CEO”), and all other executive officers of GenSpera, Inc. who earned over $100,000 in salary and bonus during the last most recently completed fiscal years ended December 31, 2011 and 2010 (together the “Named Executive Officers”).

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Dionne, PhD	2011	300,000	122,400	-	300,000	(1)	-	-	23,135	745,535
Chief Executive	2010	270,000	60,000	-	270,000	(2)	-	-	23,744	623,744
Officer/Chief
Financial Officer

Russell Richerson, PhD	2011	270,000	85,860	-	270,000	(3)	-	-	9,503	635,363
Chief Operating	2010	220,000	40,000	-	240,000	(4)	-	-	9,633	509,633
Officer

(1) Mr. Dionne was awarded a 2011 long term incentive grant on December 28, 2011 in the amount of $300,000. As payment of the grant, 344,813 options were issued on January 2, 2012. The number of options issued pursuant to the long term incentive grant was calculated based on the value determined using the Black Sholes option pricing model with the following assumptions: (i) exercise price of $2.21 per share; (ii) fair value of a share of common stock of $2.01; (iii) volatility of 77%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.1875%; and (vi) estimated life of 2.5 years. The options are fully vested and lapse if unexercised on January 2, 2019.

(2) Mr. Dionne was awarded a long term incentive grant, aggregating 302,580 options, on July 1, 2011 as payment of additional 2010 compensation. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $2.01 per share; (ii) fair value of a share of common stock of $1.83; (iii) volatility of 87%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.375%; and (vi) estimated life of 2.5 years. The options vested upon grant and will lapse if unexercised on July 1, 2018.

(3) Mr. Richerson was awarded a 2011 long term incentive grant on December 28, 2011 in the amount of $270,000. As payment of the grant, 292,927 options were issued on January 2, 2012. The number of options issued pursuant to the long term incentive grant was calculated based on the value determined using the Black Sholes option pricing model with the following assumptions: (i) exercise price of $2.01 per share; (ii) fair value of a share of common stock of $2.01; (iii) volatility of 77%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.1875%; and (vi) estimated life of 2.5 years. The options are fully vested and lapse if unexercised on January 2, 2019.

(4) Mr. Richerson was awarded a long term incentive grant, aggregating 256,790 options, on July 1, 2011 as payment of additional 2010 compensation. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $1.83 per share; (ii) fair value of a share of common stock of $1.83; (iii) volatility of 87%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.375%; and (vi) estimated life of 2.5 years. The options vested upon grant and will lapse if unexercised on July 1, 2018.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Craig Dionne, PhD	650,000	-	350,000	$1.65	09/02/16	-	-	-	-
Chief Executive Officer and	302,580	-	-	$2.01	07/01/18	-	-	-	-
Chief Financial Officer

Russell Richerson, PhD	512,500	-	262,500	$1.50	09/02/16	-	-	-	-
Chief Operating Officer	256,790	-	-	$1.83	07/01/18	-	-	-	-

Employment Agreements and Change in Control

Craig Dionne

In connection with Mr. Dionne’s employment, we have entered into: (i) an employment agreement; (ii) a severance agreement; (iii) a proprietary information, inventions and competition agreement; and (iv) an indemnification agreement.

Employment Agreement

We employ Craig Dionne as our Chief Executive Officer pursuant to a 5 year written contract which commenced on September 2, 2009.  As compensation for his services during 2011, Mr. Dionne receives a base salary of $300,000 per year. Effective January 1, 2012, Mr. Dionne’s base salary was increased to $330,000 per year. Such base salary is reviewed yearly with regard to possible increase.  In addition, Mr. Dionne is eligible to receive annual discretionary and long term incentive bonuses as determined by the Board.  For 2011, Mr. Dionne’s target bonus levels for annual discretionary bonus and long term incentive bonuses were: (i) 40%, and (ii) 100%, of Mr. Dionne’s current base salary, respectively. For 2012, Mr. Dionne’s target bonus levels for annual discretionary bonus and long term incentive bonuses are: (i) 50%, and (ii) 100%, of 2012 base salary, respectively. The bonuses are paid in cash, restricted stock grants or options, at the discretion of the board. Mr. Dionne is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated.  As part of his employment agreement, Mr. Dionne was also granted options to purchase 1,000,000 shares of Common Stock with an exercise price of $1.65 per share and a term of seven years.  The options were issued pursuant to our 2009 Plan and vest, if at all, upon the achievement of the following milestones:

•	Options to purchase an aggregate of 500,000 shares were vested immediately. The options represent compensation for prior services and an inducement grant.

•	150,000 options vest upon: (i) the Company’s Common Stock becoming listed on a national exchange or on the Over-the-Counter Bulletin Board; and (ii) the enrollment of the first patient in a Phase 1 clinical trial for G-202. ( This milestone was achieved on January 19, 2010 .)

•	200,000 options vest upon: (i) enrollment of first patient in a second Phase 1 clinical trial; (ii) enrollment of first patient in a Phase II clinical trial or an expanded cohort in a Phase 1B clinical trial; or (iii) enrollment of tenth patient in a Phase II clinical trial or in an expanded cohort in a phase 1B clinical trial.

•	150,000 options vest upon an additional: (i) enrollment of first patient in a second Phase 1 clinical trial; (ii) enrollment of first patient in a Phase II clinical trial or an expanded cohort in a Phase 1B clinical trial; or (iii) enrollment of tenth patient in a Phase II clinical trial or in an expanded cohort in a phase 1B clinical trial. (For purposes of clarity, these milestones are in addition to those required for the vesting of options to purchase 200,000 shares of Common Stock as contained in the paragraph immediately above.)

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

Potential Payments upon Termination or Change-in-Control

As part of the agreements, Mr. Dionne shall be entitled to

Officer	Salary		Bonus		Health		Accelerated Vesting		Total
Craig Dionne
Terminated without cause (1)	$990,000	(2)	$165,000	(3)	$72,000	(4)	$360,000	(5)	$1,587,000
Terminated, change of control	$990,000	(2)	$465,000	(6)	$72,000	(4)	$360,000	(5)	$1,887,000
Termination for as a result of Disability	$330,000		—		—		—		$330,000

(1)	Also includes termination by Mr. Dionne with Good Reason.
(2)	Represents 36 months of Mr. Dionne’s base salary of $330,000.
(3)	Assumes all annual bonus milestones have been reached prior to termination.
(4)	Represents 36 months of Mr. Dionne’s monthly health care reimbursement of $2,000.
(5)	Represents: (i) difference between the trading price of $2.01 as of December 31, 2011 and (ii) the options exercise price as well as well as the market value of restricted stock awards and units as of December 31, 2011.
(6)	Assumes maximum annual and long term bonus.

The foregoing summary of Mr. Dionne’s:  (i) employment agreement; (ii) severance agreement; (iii) proprietary information, inventions and competition agreement; and (iv) indemnification agreement are qualified in their entirety by reference to the full text of the agreements which have been filed with the SEC as exhibits to our public filings and incorporated hereby by reference.

Russell Richerson

In connection with Mr. Richerson’s employment, we have entered into: (i) an employment agreement; (ii) a proprietary information, inventions and competition agreement; and (iii) an indemnification agreement.

Employment Agreement

We employ Russell Richerson as our Chief Operating Officer pursuant to a 3 year written contract which commenced on September 2, 2009.  As compensation for his services during 2011, Mr. Richerson received a base salary of $270,000 per year.  Effective January 1, 2012, Mr. Richerson base salary was increased to $289,000 per year.   Such base salary is reviewed yearly with regard to possible increase.  In addition, Mr. Richerson is eligible to receive annual discretionary and long term incentive bonuses as determined by the Board.   For 2011, Mr. Richerson’s target bonus levels for annual discretionary bonus and long term incentive bonuses was: (i) 30%, and (ii) 100%, of Mr. Richerson’s current base salary, respectively. For 2012, Mr. Richerson’s target bonus levels for annual discretionary bonus and long term incentive bonuses are: (i) 35%, and (ii) 100%, of 2012 base salary, respectively. The bonuses are paid in cash, restricted stock grants or options, at the discretion of the board.  Mr. Richerson is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated and as described below.  As part of the agreement, Mr. Richerson was also granted options to purchase 775,000 shares of Common Stock with an exercise price of $1.50 per share and have a term of 7 years.  The options were issued pursuant to the 2009 Plan and vest upon the achievement of the following milestones:

•	Options to purchase an aggregate of 350,000 shares were vested immediately. The options represent compensation for prior services and an inducement grant.

•	112,500 options vest upon: (i) development of a plan acceptable to the Company’s CEO for the synthesis and/or purification of G-202 bulk from first synthesis to enough G-202 API to complete Phase I and Phase II clinical trials for G-202; (ii) develop and implement plan to define site and studies for G-202 propagation and determination of Thapsigargin distribution in plan parts; (iii) the Company’s Common Stock becoming listed on a national exchange or on the Over-the-Counter Bulletin Board; and (iv) the enrollment of the first patient in a Phase 1 clinical trial for G-202. ( This milestone was achieved on January 19, 2010. )

•	150,000 options vest upon: (i) enrollment of first patient in a second Phase 1 clinical trial; (ii) enrollment of first patient in a Phase II clinical trial or an expanded cohort in a Phase 1B clinical trial; or (iii) enrollment of tenth patient in a Phase II clinical trial or in an expanded cohort in a phase 1B clinical trial.

•	112,500 options vest upon an additional: (i) enrollment of first patient in a second Phase 1 clinical trial; (ii) enrollment of first patient in a Phase II clinical trial or an expanded cohort in a Phase 1B clinical trial; or (iii) enrollment of tenth patient in a Phase II clinical trial or in an expanded cohort in a phase 1B clinical trial. (For purposes of clarity, these milestones are in additional to those required for the vesting of options to purchase 150,000 shares of Common Stock as contained in the paragraph immediately above.)

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

Potential Payments Upon Termination or Change-in-Control

As part of the agreements, Mr. Richerson shall be entitled to

Officer	Salary		Bonus		Health		Accelerated Vesting of Options		Total
Russell Richerson
Terminated without cause (1)	$433,500	(2)	$390,150	(3)	$27,000	(4)	$441,472	(5)	$1,292,122
Terminated, change of control	$—		—		—		441,472	(5)	$441,472
Disability	$289,000		—		—		—		$289,000

(1)	Also includes termination by Mr. Richerson with Good Reason.
(2)	Represents 18 months of Mr. Richerson’s base salary of $289,000.
(3)	Assumes all annual bonus milestones have been reached prior to termination.
(4)	Represents 18 months of Mr. Richerson’s monthly health care reimbursement of $1,500.
(5)	Represents: (i) difference between the trading price of $2.01 as of December 31, 2011 and (ii) the options exercise price as well as well as the market value of restricted stock awards and units as of December 31, 2011.

The foregoing summary of Mr. Richerson’s:  (i) employment agreement; (ii) proprietary information, inventions and competition agreement; and (iii) indemnification agreement  are qualified in their entirety by reference to the full text of the agreements which have been filed with the SEC as exhibits to our public filings and incorporated hereby by reference.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Craig Dionne PhD	-	-	-		-	-	-	-

Scott Ogilvie	35,002	-	20,416	(1)	-	-	-	55,418

Bo Jesper Hansen	35,002	-	17,133	(2)	-	-	-	52,135

(1) Mr. Ogilvie was awarded an option grant on March 1, 2011 in the amount of 39,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $1.90 per share; (ii) fair value of a share of common stock of $1.90; (iii) volatility of 89%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.225%; and (vi) estimated life of 0.625 years. The options vest quarterly over one year.

(2) Mr. Hansen was awarded an option grant on August 13, 2011 in the amount of 38,000 shares. The grant was valued using the Black-Sholes option pricing model with the following assumptions: (i) exercise price of $1.86 per share; (ii) fair value of a share of common stock of $1.86; (iii) volatility of 78%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.10%; and (vi) estimated life of 0.625 years. The options vest quarterly over one year.

Director Compensation Plan

Pursuant to the terms of our non-executive director compensation policy, non-employee directors will be entitled to the following compensation for service on our Board:

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

Cash Compensation.  Effective January 1, 2011, our eligible directors will also receive cash compensation equal to: (i) an annual cash retainer of $25,000, and (ii) a per committee cash award of $3,334.  Cash compensation to directors is paid quarterly on each member’s 3 month anniversary of joining the Board or respective committees thereof.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 22, 2012, information regarding beneficial ownership of our capital stock by:

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

	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named Executive Officers
Craig Dionne, PhD	2,464,749	1,623,871	4,088,620	17.5%
Russell B. Richerson, PhD(3)	942,392	1,108,793	2,051,185	9.0%
John M. Farah, PhD(4)	—	139,000	139,000	*
Bo Jesper Hansen, MD, PhD	—	82,000	82,000	*
Scott Ogilvie	—	192,000	192,000	*

All directors and executive officers as a group (5 persons)	3,407,141	3,145,664	6,552,805	26.4%

Beneficial Owners of 5% or more
John T. Isaacs, PhD(5)	1,271,528	85,000	1,356,528	6.2%
Samuel R. Denmeade, MD(6)	1,271,528	85,000	1,356,528	6.2%
Kihong Kwon, MD(7)	3,151,260	—	3,151,260	14.7%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is GenSpera, Inc., 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 21,707,420 shares of common stock issued and outstanding as of February 22, 2012

(3)	5050 East Gleneagles Drive, Tucson, AZ 85718

(4)	Dr. Farah served as one of our directors from February of 2008 through August of 2010.

(5)	13638 Poplar Hill Road, Phoenix, MD 21131

(6)	5112 Little Creek Drive, Ellicott City, MD 21043

(7)	1015 E. Chapman, Suite 201, Fullerton, CA 92831. Does not include warrants or convertible securities subject to exercise conditions based on percentage ownership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from the section of this annual report entitled “Executive Compensation.”

Information regarding disclosure of compensation to a director is incorporated by reference from the section of this annual report entitled “Independent Directors.”

Related Party Transactions

•	We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

•	In February of 2010, we granted John M. Farah, Jr., PhD, one of our former outside directors, options to purchase 39,000 common shares. The options were granted pursuant to our director compensation plan as compensation for Dr. Farah’s service on our Board and related committees. The options have an exercise price of $2.14 per share, a term of 5 years and vest quarterly over the grant year.

•	In March of 2010, we granted Scott Ogilvie, one of our outside directors, options to purchase 38,000 common shares. The options were granted pursuant to our director compensation plan as compensation for Mr. Ogilvie’s service on our Board and related committees. The options have an exercise price of $2.47 per share, a term of 5 years and vest quarterly over the grant year.

•	In May of 2010, we issued our Craig Dionne, our CEO, and Russell Richerson, our COO, an aggregate of 43,479 common shares as payment for their 2009 discretionary bonuses. The shares were valued at $2.30 which represents their fair market value on the grant date of May 14, 2010.

•	On August 16, 2010, upon joining the board, we granted Bo Jesper Hansen MD PhD, options to purchase 63,000 common shares. The options were granted pursuant to our director compensation plan as compensation for Bo Jesper Hansen MD PhD’s service on our Board and related committees. The options have an exercise price of $2.00 per share and a term of 5 years. Of the Options granted, 25,000 vested upon grant with the balance vest quarterly over the grant year. Additionally, we also entered into our standard indemnification agreement with Bo Jesper Hansen MD PhD

•	On August 16, 2010, upon the effective date of John M. Farah, Jr. PhD’s resignation, we vested all of his unvested common stock purchase options. The options have a weighted average exercise price of $2.14. We also agreed to allow Mr. Farah to exercise such options at any time during their term.

•	During our January and February 2011 offerings, Kihong Kwon, MD, (including related and/or affiliated entities), purchased 1,773,804 units on the same terms and conditions as the other investors in the offering. Prior to the transaction, Dr. Kwon was not a related person.

•	During our April offerings, Kihong Kwon, MD, (including related and/or affiliated entities), purchased 1,212,122 units on the same terms and conditions as the other investors in the offering.

•	On May 18, 2011, we granted each of Messrs. Isaacs and Denmeade, our Scientific Advisors, common stock purchase options to purchased 20,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $1.85 per share. The options vest on the following schedule: 5,000 shares vested immediately and the rest vest in equal installments quarterly during the year beginning June 30, 2011, and lapse if unexercised on May 18, 2016.

•	On July 1, 2011, we amended our outside director compensation policy to provide our outside directors with a $25,000 per year cash retainer as partial compensation for their service on our board.

•	As of February 22, 2012, we have 3 promissory notes payable to Mr. Dionne, or Chief Executive Officer. Each note accrues interest at 4.2% per annum. The loans were originally made in order to provide us with working capital. The aggregate balance of the notes is $105,000 in principal and $17,568 in accrued interest. The notes and accrued interest are convertible into common shares at a price per share of $0.50.

Related Party Transactions Policy and Procedure

We will only enter into or ratify a transaction with a related party when our board of directors, acting through the Audit Committee, determines that the transaction is in the best interests of GenSpera and its stockholders. We review all known relationships and transactions in which GenSpera and our directors, executive officers, and significant stockholders or their immediate family members are participants to determine whether such persons have a direct or indirect interest. Our outside legal counsel, in consultation with our management team, is primarily responsible for developing and implementing processes and controls to obtain information regarding our directors, executive officers, and significant stockholders with respect to related party transactions and then determining, based on the facts and circumstances, whether GenSpera or a related party has a direct or indirect interest in these transactions. On a periodic basis, our outside counsel and our management team reviews all transactions in which our executive officers, director or significant shareholders may have a material interest. In addition, our directors and executive officers are required to notify us of any potential related party transactions and provide us with the information regarding such transactions. If our outside legal counsel determines that a transaction is a related party transaction, the Audit Committee must review the transaction and either approve or disapprove it. Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval of the transaction. In the event all members of the Audit Committee are a related party with respect to a transaction, the transaction is reviewed and approved by a majority of the disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2011 and 2010 fiscal years:

Type of Fees	2011	2010

Audit Fees	$69,143	$68,023

Audit Related Fees	8,100	3,500

Tax Fees		-

All Other Fees		-

Total Fee's	$77,243	$71,523

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by RBSM, LLP and has determined that the provision of such services to us during fiscal 2011 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. RBSM, LLP did not provide us with any services, other than those listed above.

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

GENSPERA, INC

Dated: March 6, 2012	By:	/S/ Craig Dionne
Craig Dionne Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Dionne	Chief Executive Officer, Chief Financial Officer and	March 6, 2012
Craig Dionne	Director (Principal executive officer and Principal
financial and accounting officer)

/s/ Bo Jesper Hansen MD Ph.D	Director	March 6, 2012
Bo Jesper Hansen MD Ph.D

/s/ Scott Ogilvie	Director	March 6, 2012
Scott Ogilvie

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

The Registrant has not sent an annual report covering its last fiscal year or proxy materials to its security holders.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on January , 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.06	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09

4.11	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.12**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.13	Form of Common Stock Purchase Warrant – 9/2/09		8-K	10.02	333-153829	9/09/09

4.14	Form of Securities Purchase Agreement – Jan – Mar 2010		10-K	4.27	333-153829	3/31/10

4.15	Form of Common Stock Purchase Warrant Jan – Mar 2010		10-K	4.28	333-153829	3/31/10

4.16	Form of Consultant Warrants Issued in May of 2010		10-Q	4.18	333-153829	5/14/10

4.17	Form of Securities Purchase Agreement – May 18, 2010		8-K	10.01	333-153829	5/25/10

4.18	Form of: (i) Common Stock Purchase Warrant – May 18, 2010 offering, and (ii) June Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.19**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant		S-8	4.03	333-171783	1/20/11

4.20	Form of Securities Purchase Agreement dated January and February of 2011		8-K	10.01	333-153829	1/27/11

4.21	Form of Common Stock Purchase Warrant dated January and February of 2011		8-K	10.021	333-153829	1/27/11

4.22	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement		10-K	4.22	333-153829	3/30/11

4.23	Form of Securities Purchase Agreement dated April 29, 2011		8-K	10.01	333-153829	5/03/11

4.24	Form of Common Stock Purchase Warrant dated April 29, 2011		8-K	10.02	333-153829	5/03/11

4.25**	Form of Executive Deferred Compensation Plan		8-K	99.01	333-153829	7/08/11

4.26	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	*

4.27	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	*

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

23.01	Consent of RBSM, LLP	*

24.01	Power of Attorney – Included on the signature page	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

