Form 10-Q
period 2012-03-31
GENSPERA INC
filed 2012-05-15
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 11, 2012 Registrant had 21,828,723 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the “Risk Factors” section, the financial statements, and related notes included herein as well as our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission or SEC, on March 6, 2012. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc. Also, any reference to “common stock,” refers to our $.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2012), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three month period ended March 31, 2012 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2012. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this prospectus, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors, and our further development is highly dependent on market acceptance, which is outside its control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) our ability to manage the business despite continuing operating losses and cash outflows; (ii) our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans, including meeting its financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of our business; (iv) competitive factors and developments beyond our control; (v) scientific and medical developments beyond our control; (vi) limitations caused by government regulation of our business; (vii) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (viii) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these new licensed technologies will be realized; and (ix) the other factors discussed in the “Risk Factors” section and elsewhere in this prospectus. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future financial performance.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
Assets	(Unaudited)

Current assets:
Cash	$4,883,764	$5,530,105

Total current assets	4,883,764	5,530,105

Fixed assets, net of accumulated depreciation of $7,833 and $7,042	8,000	8,791

Prepaid fees	25,000	-
Intangible assets, net of accumulated amortization of $64,272 and $60,023	147,896	152,145

Total assets	$5,064,660	$5,691,041

Liabilities and stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$343,021	$781,660
Accrued interest - stockholder	18,027	16,927
Convertible notes payable - stockholder	105,000	105,000

Total current liabilities	466,048	903,587

Warrant derivative liabilities	2,921,838	1,734,127

Total liabilities	3,387,886	2,637,714

Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 21,727,421 and 21,457,419 shares issued and outstanding, respectively	2,173	2,146
Common stock subscribed	37,501	-
Additional paid-in capital	24,794,543	23,214,656
Deficit accumulated during the development stage	(23,157,443)	(20,163,475)

Total stockholders' equity	1,676,774	3,053,327

Total liabilities and stockholders' equity	$5,064,660	$5,691,041

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF LOSSES

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2012

(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Three Months ended March 31,		March 31,
	2012	2011	2012

Operating expenses:
General and administrative expenses	$666,881	$632,050	$8,816,877
Research and development	737,735	421,116	11,795,305
Research and development grant received	-	(244,479)	(488,958)

Total operating expenses	1,404,616	808,687	20,123,224

Loss from operations	(1,404,616)	(808,687)	(20,123,224)

Finance cost	-	-	(518,675)
Gain (loss) on change in fair value of derivative liability	(1,592,088)	453,590	(2,552,386)
Interest income, net	2,736	6,378	36,842

Loss before provision for income taxes	(2,993,968)	(348,719)	(23,157,443)

Provision for income taxes	-	-	-

Net loss	$(2,993,968)	$(348,719)	$(23,157,443)

Net loss per common share, basic and diluted	$(0.14)	$(0.02)

Weighted average shares outstanding	21,610,021	19,359,196

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2012

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

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2012

(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	667,439	-	-	667,485

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	-	174,165

Net loss	-	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	-	(10,191,529)	(54,245)

Stock based compensation	-	-	1,165,450	-	-	1,165,450

Sale of common stock and warrants at $1.65 per share - February and March 2010	533,407	53	806,157	-	-	806,210

Sale of common stock and warrants at $2.00 per share - May 2010	1,347,500	135	2,655,365	-	-	2,655,500

Common stock and warrants issued as payment of placement fees	43,632	4	(4)	-	-	-

Common stock issued as payment for patents and license	20,000	2	46,798	-	-	46,800

Common stock and warrants subscribed	-	-	-	611,846	-	611,846

Salaries paid with common stock	43,479	4	99,996	-	-	100,000

Exercise of options and warrants	150,001	15	124,986	-	-	125,001

Reclassification of derivative liability upon exercise of warrants	-	-	86,307	-	-	86,307

Net loss	-	-	-	-	(4,257,839)	(4,257,839)

Balance, December 31, 2010	17,604,465	1,760	15,120,792	611,846	(14,449,368)	1,285,030

Stock based compensation	-	-	1,290,193	-	-	1,290,193

Sale of common stock and warrants at $1.80 per share - January and February 2011	2,241,605	224	4,034,659	(611,846)	-	3,423,037

Sale of common stock and warrants at $1.65 per share - April 2011	1,363,622	136	2,249,839	-	-	2,249,975

Common stock and warrants issued as payment of placement fees	61,498	6	(6)	-	-	-

Common stock and warrants issued as payment of accrued consulting fees	33,334	3	59,997	-	-	60,000

Common stock and warrants issued as payment of consulting fees	152,895	17	532,685	-	-	532,702

Cost of sales of common stock and warrants	-	-	(73,503)	-	-	(73,503)

Net loss	-	-	-	-	(5,714,107)	(5,714,107)

Balance, December 31, 2011	21,457,419	2,146	23,214,656	-	(20,163,475)	3,053,327

Stock based compensation	-	-	116,405	-	-	116,405

Common stock options issued as payment of accrued compensation	-	-	674,130	-	-	674,130

Exercise of options and warrants	270,002	27	384,975	37,501	-	422,503

Reclassification of derivative liability upon exercise of warrants	-	-	404,377	-	-	404,377

Net loss	-	-	-	-	(2,993,968)	(2,993,968)

Balance, March 31, 2012	21,727,421	$2,173	$24,794,543	$37,501	$(23,157,443)	$1,676,774

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2012

(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Three months ended March 31,		March 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(2,993,968)	$(348,719)	$(23,157,443)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	5,040	5,041	72,105
Stock based compensation	116,405	316,588	5,685,094
Common stock issued for acquisition of license	-	-	28,800
Warrants issued for financing costs	-	-	467,840
Change in fair value of derivative liability	1,592,088	(453,591)	2,552,386
Contributed services	-	-	774,000
Amortization of debt discount	-	-	20,675
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	236,591	146,943	1,121,602

Cash used in operating activities	(1,043,844)	(333,738)	(12,434,941)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(15,833)
Acquisition of intangibles	-	-	(194,168)

Cash used in investing activities	-	-	(210,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	3,423,037	16,974,705
Proceeds from exercise of options and warrants	422,503	-	547,504
Cost of common stock and warrants sold	(25,000)	(10,003)	(98,503)
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	-	(50,000)

Cash provided by financing activities	397,503	3,413,034	17,528,706

Net (decrease) increase in cash	(646,341)	3,079,296	4,883,764
Cash, beginning of period	5,530,105	3,671,151	-
Cash, end of period	$4,883,764	$6,750,447	$4,883,764

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities:

Common stock options issued as payment of accrued compensation	$674,130	$-
Derivative liability reclassified to equity upon exercise of warrants	404,377	-
Common stock units issued as payment of accrued consulting fees	-	60,000
Common stock units issued as payment of placement fees	-	110,695
Common stock and warrants issued as payment of consulting fees	-	293,624

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

AND FOR THE PERIOD FROM NOVEMBER 21, 2003

(INCEPTION) TO MARCH 31, 2012

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

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through March 31, 2012, we have accumulated losses of $23,157,443.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited condensed financial statements should be read in conjunction with the December 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

Liquidity

Our financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2012, we had working capital (current assets in excess of current liabilities) of $4,417,716.  Our cash flow used in operations was $1,043,844 and $333,738 for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, we had cash on hand of approximately $4,884,000. Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through March 2013.

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

GenSpera incurred net research and development expenses of $737,735, $176,637 and $11,306,347 for the three months ended March 31, 2012 and 2011, and from November 21, 2003 (inception) through March 31, 2012, respectively.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 13,131,869 common share equivalents at March 31, 2012 and 10,604,824 at March 31, 2011. For the three months ended March 31, 2012 and 2011, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities as of March 31, 2012:

	Fair Value at	Fair Value Measurement Using
	March 31, 2011	Level 1	Level 2	Level 3
Warrant derivative liability	$2,921,838	$—	$—	$2,921,838

	$2,921,838	$—	$—	$2,921,838

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the three months ended March 31, 2012.

2011
Balance at beginning of year	$1,734,127
Change in fair value of warrant liability	1,592,088
Reclassification to equity upon exercise of warrants	(404,377)
Balance at end of period	$2,921,838

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

During the three months ended March 31, 2012, 270,002 options and warrants were exercised into an equivalent number of common shares. We received proceeds of $385,000 from the exercise of the options and warrants.

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

On March 1, 2012, we granted 39,000 common stock options to a director. The options have an exercise price of $2.95 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $20,907, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.15%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 58%; and (4) an expected life of the options of 0.625 years. During the three months ended March 31, 2012 we have recorded an expense of $1,742 related to the fair value of the options that are expected to vest.

During the three months ended March 31, 2012 we have recorded an expense of $49,893 related to the fair value of the options granted to our chief executive officer and chief operating officer in prior years that vested or are expected to vest.

During the three months ended March 31, 2012 we have recorded an expense of $64,770 related to the fair value of the options granted to directors and consultants in prior years that vested or are expected to vest.

NOTE 3 – DERIVATIVE LIABILITY

During the three months ended March 31, 2012, 250,002 of our warrants subject to derivative accounting were exercised into common stock. We have recorded an expense of $185,082 at the dates of exercise related to the change in fair value from January 1, 2012 to the dates of exercise. As a result of the exercise of the warrants, we have reclassified $404,377 of our warrant derivative liability to paid in capital.

At March 31, 2012, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at March 31, 2011 is $2,921,838. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.185%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 58%; and (4) an expected life of the warrants of 1.25 years. We have recorded an expense of $1,407,006 during the three months ended March 31, 2012 related to the change in fair value during that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions.  These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 6, 2012.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three month period ended March 31, 2012 to the comparable period of 2011.

•	Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

Overview

We are pursuing a business plan related to the development of targeted cancer therapeutics for the treatment of cancerous tumors, including prostate, brain and other cancers.  We are considered to be in the development stage as defined by Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 915 “Development Stage Entities.” Our operations are based in San Antonio, TX.

Business Strategy

Our business strategy is to develop a series of therapeutics based on our target-activated pro-drug technology platform and bring them through Phase I/II clinical trials. At that point, we plan to license the rights to further development of the drug candidates to major pharmaceutical companies. We believe that major pharmaceutical companies associate significant value in drug candidates that have passed one or more phases of clinical trials, and these organizations have the resources and expertise to finalize drug development and market the drugs. However, we are concurrently positioning the Company to be in a financial position to proceed in the absence of a license/acquisition deal with a large pharmaceutical partner, should the terms at that point in time appear not to be favorable.

Plan of Operation

Management believes that the best way to increase shareholder value in the short and long-term is to focus on the efficient clinical development of G-202 as our highest priority. We have identified 4 pro-drug candidates: G-202, G-114, G-115 and G-301. At this time, we are engaged primarily in the development of G-202 together with limited pre-clinical development of G-115. It is anticipated that the development of the remaining candidates will not commence until we have sufficient resources to devote to their development.

For the manufacture of G-202, we have secured a supply of source material (Thapsia garganica seeds) from which thapsigargin is isolated, have a sole source agreement with a European supplier, Thapsibiza, SL, and have obtained the proper import permits from the United States Department of Agriculture, or USDA, for these materials. We have also identified what we believe is a clinically and commercially viable formulation for G-202 and have contracted with a third party to manufacture sufficient G-202 to supply our Phase I (including the Ia and Ib portions) and initiate our Phase II clinical needs.

In addition, we will attempt to continue to protect our intellectual property position particularly with regard to the outstanding claims contained within the core Prostate Specific Membrane Antigen-pro-drug patent application in the United States. We will also continue to prosecute the claims contained in our other patent applications in the United States.

On June 23, 2009, we submitted our first Investigational New Drug application, or IND, for G-202 to the United States Food and Drug Administration or FDA. On September 4, 2009, we received authorization from the FDA for our IND in order to commence clinical trials. During 2012 we have been engaged in conducting the Phase I clinical trial of G-202 at: (i) the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); (ii) the University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator); and (iii) the Cancer Therapy and Research Center at the University of Texas Health Science Center in San Antonio (Devalingam Mahalingam, MD PhD as Principal Investigator). The purpose of a Phase I study is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for subsequent clinical studies. In the Phase Ia portion of our G-202 study, 28 patients were treated in eight individual cohorts with each subsequent cohort receiving a higher dose of drug until a Maximally Tolerated Dose or MTD was identified. The Phase Ia study was conducted in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a preliminary indication of safety across a wider variety of patients. As of March 31, 2012, 28 patients had been treated in the G-202 Phase I study (Phase Ia portion) at doses ranging from 1.2 mg/m2/dose (~2 mg/dose) up to 88 mg/m2/dose (~150 mg/dose). The drug exposure in patients receiving the higher doses of G-202 falls within the range associated with anti-tumor efficacy in animal models. Although the study was not designed to determine the anti-tumor effects of the drug, signs of potential positive effects were observed. The MTD of G-202 was successfully identified in this dose escalation portion of the Phase I study. Although initial data from our Phase I clinical trial of G-202 is promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful. We hope to eventually demonstrate that G-202 is more efficacious than current commercial products that treat solid tumors by disrupting their blood supply.

We will further evaluate G-202 in a continuation of the Phase I clinical trial during the rest of 2012. The Phase Ib portion of the study will evaluate G-202 in a maximum of 18 additional patients to further refine a dosing regimen and determine a recommended dose for Phase II clinical studies. The Phase Ib portion of the trial will attempt to predominantly enroll late stage prostate cancer patients to obtain a preliminary assessment of potential efficacy in this patient population. As of May 11, 2012, four patients had been treated in the Phase Ib portion of our trial.

We expect to conduct several Phase II clinical trials to determine the therapeutic efficacy of G-202 in cancer patients and the first of these can start concurrently with the ongoing Phase Ib trial. Although we believe that G-202 will be useful across a wide variety of cancer types, it is usually most efficient and medically prudent to evaluate a drug candidate in a single tumor type within a single trial. We have developed a Phase II clinical protocol for the treatment of castrate-resistant chemotherapy-naïve prostate cancer patients to be conducted in the U.S. with additional sites in the UK. This trial will have an advantage of demonstrating approval by European regulatory agencies for the use of G-202 in patients and is expected to launch in the third quarter of 2012. We are also evaluating Phase II trial designs in other tumor types and expect to initiate up to four separate concurrent Phase II studies in different tumor types over a time span of 18 months assuming that we can obtain appropriate funding for the studies (see below).

We anticipate that we will license G-202 to a third party during or after Phase II clinical studies. In the event we are not able or decide not to license G-202, we will proceed with Phase III Clinical trials. We estimate that Phase III Clinical trials will cost approximately $25,000,000 and will be completed in the fourth quarter of 2016. If all goes as planned, we may expect marketing approval in the second half of 2017 with an additional $3,000,000 spent to get the New Drug Application, or NDA, approved. We do not expect material net cash inflows from our own marketing efforts before late 2017. The Phase III estimated costs are subject to major revision because we have not yet obtained any efficacy data for our drug in patients and, therefore, cannot accurately predict what may be the optimal Phase III patient population. The estimates will become more refined as we obtain more clinical data.

We have budgeted $4,684,000 in cash expenditures for 2012, including (1) $1,484,000 to cover our projected general and administrative expense during the year; and (2) $3,200,000 for research and development activities. Based on our cash at March 31, 2011, we believe we have sufficient cash on hand to fund our operations until March 2013, after which time we will need to undertake additional financings. These assumptions are based upon operations focused solely on the G-202 Phase Ib late-stage prostate cancer study and the Phase II clinical trial in castrate-resistant chemotherapy-naïve prostate cancer patients. We anticipate that we will require an additional $17 million (full operations, manufacturing and clinical trial costs) through the end of 2014 to complete Phase II clinical evaluations with G-202 in four indications. If we are unable to obtain additional capital, we might have to curtail significantly or cease operations.

The amounts and timing of our actual expenditures may vary significantly from our expectations depending upon numerous factors, including our results of operation, financial condition and capital requirements. Accordingly, we retain the discretion to allocate the available funds among the identified uses described above, and we reserve the right to change the allocation of available funds as management determines.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three months ended March 31, 2012, as compared to those policies disclosed in the comparable period of 2011 and the December 31, 2011 financial statements, except as disclosed in the notes to those financial statements.

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

Revenue

We did not have revenues for the three months ended March 31, 2012 and 2011. We do not anticipate any revenues during 2012.

Operating Expenses

Operating expense totaled $1,404,616 and $808,687 for the three months ended March 31, 2012 and 2011, respectively. The increase in operating expenses results from increases in both research and development and general and administrative expenses and our receipt of a research and development grant in 2011 with no comparable grant in 2012.

	Three Months
	Ended March 31
	2012	2011
Operating expenses:
General and administrative expenses	$666,881	$632,050
Research and development	737,735	421,116
Research and development grant received	-	(244,479)
Total operating expenses	$1,404,616	$808,687

General and Administrative Expenses

General and Administrative Expenses (“G&A”) expenses totaled $666,881 and $632,050 for the three months ended March 31, 2012 and 2011, respectively. The increase of $34,831 or 6% for the three months ended March 31, 2012 compared to the same period in 2011 was primarily attributable to increases in compensation expense of approximately $102,000 and professional and other fees of approximately $159,000, partially offset by a decrease in consulting fees of approximately $238,000. Consulting fees decreased primarily as a result of decreased stock based compensation.

Research and Development Expenses

Research and development expenses totaled $737,735 and $421,116 for the three months ended March 31, 2012 and 2011, respectively. The increase of $316,619 or 75% for the three months ended March 31, 2012 compared to the same period in 2011 was attributable to an increase in compensation expense of approximately $116,000 and an increase in development expense of approximately $202,000 resulting from our ongoing Phase I clinical trial. Of the increase in compensation, approximately $26,000 was attributable to stock based compensation.

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

Research and Development Grant

During 2010 we were awarded two Federal grants, totaling approximately $489,000, through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects. Of this amount, we received $244,479 during the three months ended March 31, 2011. No comparable grant was received for the three months ended March 31, 2012.

Other Income (Expenses)

Other income (expenses) totaled $1,589,352 of expense and $459,968 of income for the three months ended March 31, 2012 and 2011, respectively.

	Three Months
	Ended March 31
	2012	2011
Other income (expense):
Finance cost	$—	$—
Gain (loss) on change in fair value of derivative liability	(1,592,088)	453,590
Interest income, net	2,736	6,378
Total other income (expenses)	$(1,589,352)	$459,968

Gain (loss) on change in fair value of derivative liability

Change in fair value of derivative liability totaled $1,592,088 of expense and $453,590 of income during the three months ended March 31, 2012 and 2011 respectively.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion on our warrant liabilities.

During the three months ended March 31, 2012, 250,002 of our warrants subject to derivative accounting were exercised into common stock. We have recorded an expense of $185,082 at the dates of exercise related to the change in fair value from January 1, 2012 to the dates of exercise. As a result of the exercise of the warrants, we have reclassified $404,377 of our warrant derivative liability to paid in capital.

At March 31, 2012, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at March 31, 2011 is $2,921,838. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.185%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 58%; and (4) an expected life of the warrants of 1.25 years. We have recorded an expense of $1,407,006 during the three months ended March 31, 2012 related to the change in fair value during that period.

At March 31, 2011, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at March 31, 2011 is $1,860,442. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 89%; and (4) an expected life of the warrants of 2 years. We have recorded a credit of $453,590 during the three months ended March 31, 2011 related to the change in fair value during that period.

Interest income, net

We had net interest income of $2,736 and $6,378 for the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations mainly through the private placement of our securities. At March 31, 2012, we had cash on hand of approximately $4,884,000. We currently have a cash burn rate of approximately $400,000 per month and this is expected to remain constant throughout 2012. Accordingly, based on our cash at March 31, 2012, we believe we have sufficient cash on hand to fund our operations until March 2013 assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.

	Three Months
	Ended March 31
	2012	2011
Cash & Cash Equivalents	$4,883,764	$6,750,447
Net cash used in operating activities	$1,043,844	$333,738
Net cash provided by financing activities	$397,503	$3,413,034

Cash and cash equivalents totaled $4,883,764 and $6,750,447 as of March 31, 2012 and 2011, respectively. The decrease of $1,866,683 at March 31, 2012 compared to the same period in 2011 was attributable to cash used in operations and a decrease in capital raised through the sale of our securities during the last three quarters of 2011 and the first quarter of 2012.

Net Cash Used in Operating Activities

In our operating activities we used cash of $1,043,844 and $333,738 for the three months ended March 31, 2012 and 2011, respectively. The increase of $710,106 in cash used for operations during the three months ended March 31, 2012, compared to the same period in 2011, was attributable to an increase in net loss of $799,754 (after adjustment for non-cash items) partially offset by an increase in accounts payable and accrued expenses of $89,648.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $397,503 and $3,413,034 for the three months ended March 31, 2012 and 2011, respectively.

Future Liquidity and Needs

We have incurred significant operating losses and negative cash flows since inception. We have not achieved profitability and may not be able to realize sufficient revenue to achieve or sustain profitability in the future. We do not expect to generate revenues much less be profitable in the next several years, but rather expect to incur additional operating losses. We have limited liquidity and capital resources and must obtain significant additional capital resources in order to sustain our product development efforts, for acquisition of technologies and intellectual property rights, for preclinical and clinical testing of our anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, laboratory and office facilities, establishment of production capabilities, for general and administrative expenses and other working capital requirements. We rely on cash balances and the proceeds from the offering of our securities, the exercise of outstanding warrants and grants to fund our operations.

Additionally, the source, timing and availability of any future financing will depend principally upon market conditions, interest rates and, more specifically, on our progress in our exploratory, preclinical and future clinical development programs. Funding may not be available when needed — at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our research and product development programs, planned clinical trials, and/or our capital expenditures or to license our potential products or technologies to third parties.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Except as described below, as of the date of this Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

On March 12, 2012, we instituted a declaratory judgment action against Annastasiah Mhaka in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.). In our complaint, we, as the licensee of the inventions described and claimed in the 354 patent and 648 patent, sought a declaratory judgment that John T. Isaacs and Samuel R. Denmeade of Johns Hopkins University (the licensors) were properly named as inventors on the 354 patent and the 648 patent and that Annastasiah Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either patent as an inventor. On March 14, 2012, the complaint was served on the defendant. On April 2, 2012, the defendant filed and served her answer and counterclaim, in which she seeks to be added as an inventor to the 354 patent and the 648 patent. On April 26, 2012, we submitted our response to the counterclaim. On April 27, 2012, the Court issued a scheduling order. Under it, fact discovery is to be completed by October 1, 2012. Expert discovery is to be completed by December 1, 2012. Summary judgment motions, if permitted, will be filed in the ensuing period. Trial is scheduled to take place in February of 2013. The outcome of this litigation could materially and adversely affect the validity and ownership of these patents and possibly other related applications. However, because this litigation is in its early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time.

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

Risks Relating To Our Business and Stage of Development

We have not yet generated any product revenues and will need to raise additional capital by the end of the first quarter of 2013 to continue to operate our business.

Since inception in 2003 and through March 31, 2012, we have raised approximately $17,449,000 in capital. During this same period, we have recorded accumulated losses totaling $23,157,443. As of March 31, 2012 we had working capital of $4,417,716 and stockholders’ equity of $1,676,774. To date, we have generated no product revenues. Until, and unless, we receive complete clinical testing results, submit a marketing application and receive approval from the United States Food and Drug Administration, or the FDA, and other regulatory authorities for our product candidate(s), we cannot sell our compounds and will not generate any revenues from the sale of our products. Currently, our only product candidates in development are G-202 and G-115. Neither of these products is approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and future offerings of our securities. As of March 31, 2012, we had cash and cash equivalents of $4,883,764. Our current monthly cash burn rate is approximately $400,000. Accordingly, based on our cash at March 31, 2012, we believe that we have sufficient cash on hand to fund our operations until March 2013. However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

We are an early development-stage company and are not profitable and may never be profitable.

Our net losses for the two most recent fiscal years ended December 31, 2011 and 2010 have been $5,714,107 and $4,257,839, respectively. Net loss for the three months ended March 31, 2012 and 2011 have been $2,993,968 and $348,719, respectively. Since inception, we have generated no revenue. We intend to develop our drug candidates through Phase I/II clinical trials, and then license or sell our drug candidates to third parties. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products. Even if we succeed in developing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

All of our product candidates are in an early stage of development and we may never succeed in developing and/or commercializing them. If we are unable to commercialize G-202 or any of our other product candidates, or if we experience significant delays in doing so, our business may fail.

Our products are in various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval. We have invested a significant portion of our efforts and financial resources in the development of G-202, together with limited pre-clinical development of G-115, and depend heavily on their success. We will need to devote significant additional research and development efforts, financial resources and personnel to develop commercially viable products, obtain regulatory approvals and establish a sales and marketing infrastructure. We may encounter hurdles and unexpected issues as we proceed in the development of G-202 and G-115 and our other product candidates. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

•	we may be unable to enroll sufficient subjects to complete our studies in a timely manner;

•	unexpected safety issues may occur and additional studies or analyses may be required to characterize and understand those issues, or our studies may be terminated by the institutional review boards or the FDA;

•	our product candidates will be deemed ineffective, unsafe or will not receive regulatory approvals;

•	our product candidates will be too expensive to manufacture or market or will not achieve broad market acceptance;

•	others may claim proprietary rights that will prevent us from marketing our product candidates; or

•	our competitors will market products that are perceived as equivalent or superior.

If we fail to develop and commercialize our product candidates, our business will be materially harmed and could fail.

We have a limited operating history and may not be able to effectively operate our business.

Our limited operating history means that there is a high degree of uncertainty in our ability to:

•	develop and commercialize our technologies and proposed products;

•	obtain regulatory approval to commence marketing our products;

•	identify, hire and retain any needed additional management or scientific personnel to develop and implement our product development plans and conduct pre-clinical and clinical testing;

•	manage potential rapid growth with our current limited managerial, operational and financial resources;

•	achieve market acceptance or insurance reimbursement for any of our proposed products, if successfully developed;

•	respond to competition; or

•	operate the business, as management has not previously undertaken such actions as a company.

No assurances can be given as to exactly when, if at all, we will be able to fully develop, license, commercialize, market, sell and derive any revenues from our proposed products in development.

Raising capital may be difficult as a result of our limited operating history.

When making investment decisions, investors typically look at a company’s historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our limited operating history makes such evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. If we are unable to secure additional financing, we may need to cease operations or materially scale back our business plan and/or operations.

We depend on two key individuals, Craig A. Dionne, PhD, our Chief Executive Officer, and Russell Richerson, PhD, our Chief Operating Officer, to develop our products and core technologies and pursue collaborative relationships, and the loss of either of these individuals would materially and adversely affect our business.

We only have two full-time employees, Craig A. Dionne, PhD, our Chief Executive Officer, President and Chief Financial Officer, and Russell Richerson, PhD, our Chief Operating Officer. We depend on both Drs. Dionne and Richerson to develop our products and core technologies and pursue collaborative relationships; and the loss of either of these individuals would be detrimental to us. Although we have entered into employment agreements with Drs. Dionne and Richerson, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment by Drs. Dionne or Richerson could have a materially adverse effect on our business.

We may be required to make significant payments to members of our management in the event their employment with us is terminated or if we experience a change of control.

We are a party to employment agreements with each of Drs. Dionne and Richerson. In the event we terminate the employment of either of these executives, we experience a change in control or, in certain cases, if such executive terminates his employment with us, such executive will be entitled to receive certain severance and related payments. Additionally, in such instance, certain securities held by Drs. Dionne and Richerson will become immediately vested and exercisable. Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and, accordingly, our ability to execute our business plan which could have a materially adverse effect to our business. Also, these provisions may discourage potential takeover attempts that could be beneficial to our stockholders.

If our management team is not effective or if we fail to attract, hire or retain qualified personnel, we may not be able to design, develop or commercialize our products successfully or manage our business.

Our anticipated growth and expansion may require the addition of new personnel and the development of additional expertise by existing management. There is intense competition for qualified personnel in such areas. Accordingly, there can be no assurances that we will be able to attract and retain the qualified personnel necessary for the successful development of our business.

The market for our proposed products is rapidly changing and competitive, and new drugs and new treatments, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render our proposed products noncompetitive or obsolete, or we may be unable to keep pace with technological developments and other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. As a pre-revenue company engaged in the early development of pro-drug cancer therapeutics, our resources are limited and we may experience technical challenges inherent in the early development of these therapeutics. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic efforts compared to our proposed products. Our competitors may develop drugs that are safer, more effective and less costly than our proposed products and, therefore, present a serious competitive threat to us. The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our proposed products, even if commercialized. Many of our targeted diseases and conditions can also be treated by other medications and treatments. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of competitive drugs may limit the potential for our technologies, formulations and products to receive widespread acceptance even if commercialized.

Our competitors in the biotechnology and pharmaceutical industries have significantly greater operating histories and financial resources than we have.

We compete against numerous companies, many of which have substantially greater financial and other resources than we have. Several such competitors have research programs and/or efforts to treat the same diseases we target. Companies such as Merck & Co., Inc., Ipsen, Johnson & Johnson, and Sanofi S.A., as well as others, have substantially greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations than we have and are better situated to compete with us. As a result, our competitors may bring competing products to market that would result in a decrease in demand for our product, if developed, which could have a materially adverse effect on the viability of the company.

We are dependent upon third parties to develop our product candidates, and such parties are, to some extent, outside of our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These individuals and/or entities are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If these third parties fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and the development of our drug candidates will be delayed.

We intend to rely exclusively upon third-party FDA-regulated manufacturers and suppliers for our products.

We currently have no internal manufacturing capability, and will rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, failure to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. We currently engage Cedarburg Hauser Pharmaceuticals (Grafton, WI) and AmbioPharm, Inc. (North Augusta, SC) for manufacturing and Coldstream Laboratories, Inc. (Lexington, KY) for filling and lyophilization of drug vials. Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop internal manufacturing capabilities or procure third party suppliers for raw materials. In the event we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize some or all of our product candidates.

We have limited experience in marketing, sales or distribution and do not intend to develop a sales and marketing infrastructure to commercialize our products. If we develop commercial products, we will need to rely on collaborators, partners, licensees, clinical research organizations or other third parties to support our discovery efforts, and to conduct clinical trials for all or some of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on a commercially reasonable basis, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the pre-clinical and clinical data that we have generated, and the perceived risks specific to generating our product candidates.

Even if engaged, these collaborators and distributors may:

•	fail to comply with regulatory requirements impacting their operations and our product development;

•	fail to satisfy financial or contractual obligations to us; fail to adequately market our products;

•	cease operations with little or no notice to us; or

•	offer, design, manufacture or promote competing formulations or products.

If we fail to develop sales, managed-care, marketing and distribution channels, we would experience delays in generating sales and incur increased costs, which would harm our financial results.

Our business is dependent upon securing and importing sufficient quantities of seeds of Thapsia garganica that currently grows in very specific locations outside of the United States.

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT functions by dramatically raising the levels of calcium inside cells, which leads to cell death. 12ADT is derived from a material called thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica, which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that Thapsia garganica will continue to grow in sufficient quantities to produce an adequate supply of seeds for the production of sufficient quantities of thapsigargin, or that the countries from which we can secure Thapsia garganica will continue to allow Thapsibiza, SL, to collect such seeds and/or export the seeds derived from Thapsia garganica to the United States. The process of importing Thapsia garganica seeds is subject to U.S. import and export laws and controls. On April 6, 2012, we entered into a new agreement with Thapsibiza, SL (our sole supplier) that expires, by its terms, on April 6, 2017. The agreement also provides that either party may extend the agreement for an additional 5 years by providing the other party 30 days’ written notice prior to its expiration. In the event we are no longer able to obtain these seeds in the future, we will not be able to produce our proposed drug and our business will be adversely affected.

We may be required to locate, secure and finance land for cultivation and harvesting of Thapsia garganica to satisfy our needs for clinical development of our therapies.

We believe that we can satisfy our needs for the clinical development of G-202, through completion of Phase III clinical studies, from Thapsia garganica that grows naturally in the wild. In the event G-202 is approved for commercial marketing, our current supply of Thapsia garganica may not be sufficient for the anticipated demand. We estimate that in order to secure sufficient quantities of Thapsia garganica for the commercialization of a product comprising G-202, we will need to secure approximately 1,000 acres of land to cultivate and grow Thapsia garganica. We anticipate the cost to lease such land would be $400,000 per year but have not yet fully assessed what other costs would be associated with a full-scale farming operation. There can be no assurances that we can secure such acreage, or that even if we are able to do so, that we could adequately grow sufficient quantities of Thapsia garganica to satisfy any commercial objectives that involve G-202. Our inability to secure adequate seeds will result in us not being able to develop and manufacture our proposed drug candidates and will adversely impact our business. In addition, due to the toxic nature of the plant, our ability to secure land on which to harvest Thapsia garganica could be subject to various environmental and/or zoning laws, the violation of which could materially impact our product development.

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

Our current manufacturing process requires acetonitrile, which in the past has been in short supply.

The current manufacturing process for our compounds requires the common solvent acetonitrile. From late 2008 through 2009 there was a worldwide shortage of acetonitrile for a variety of reasons. We observed during that time that the available supply of acetonitrile was of variable quality, some of which was not suitable for our purposes. If we are unable to successfully change our manufacturing methods to avoid the reliance upon acetonitrile, we may incur prolonged production timelines and increased production costs in the future if such shortage reoccurs which would harm our financial results. In an extreme case this situation could adversely affect our ability to manufacture our compounds altogether, thus significantly impacting our future operations.

Our proposed products may not be accepted by the health care community.

Our proposed products, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to utilize them. We are attempting to develop products that will likely be first approved for marketing as a treatment for late stage cancer where there is no truly effective standard of care. If approved for use in late stage cancer, the drugs will then be evaluated in earlier stages where they would represent a substantial departure from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. It is too early in the development cycle of the drugs for us to accurately predict our major competitors. The degree of market acceptance of any of our developed products will depend on a number of factors, including but not limited to:

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

There can be no assurance that such reimbursement will be available at all or without substantial delay or, if such reimbursement is provided, that the approved reimbursement amounts will be sufficient to support demand for our services at a level that will be profitable. If the health care community does not accept our products, our business will be materially harmed.

Our therapeutic compounds have not been subjected to large scale manufacturing procedures and may not be able to be manufactured profitably on a large scale to support late stage clinical trials or commercialization.

To date, G-202 and G-115 have only been manufactured at a scale which is adequate to supply early stage clinical trials and our research activities. There can be no assurance that the current procedures for manufacturing G-202 or G-115 will work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient commercial quantities, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

We are exposed to product liability, pre-clinical and clinical liability risks, which could place a financial burden upon us, should we be sued, because we do not currently have product liability insurance beyond our general insurance coverage and may not be able to acquire such coverage on satisfactory terms, or at all.

We currently have no products approved for commercial sale. However, in the event we obtain approval to market one or more of our product candidates in the future, we may be exposed to product liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. However, we may not be able to secure or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses we may incur. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business, financial condition and results of operations could be materially adversely affected.

Risks Relating to our Intellectual Property

Our competitive position is contingent upon the production of our intellectual property and we may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including our issued and applied for patents and our licenses, as the foundation of our business. If our intellectual property rights are challenged, no assurances can be given that our patents or licenses will survive claims alleging invalidity or infringement on other patents and/or licenses. In addition, disputes may arise regarding inventorship of our intellectual property. It is possible that our products may be infringing upon existing patents that we are currently unaware of. As the number of participants in the market grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved. Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed. In addition, during the course of patent litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business or result in the public disclosure of confidential information. The occurrence of any of the foregoing could materially impact our business.

We instituted a declaratory judgment action in the United States District Court of Maryland on March 12, 2012. We, as the licensee, are seeking a declaratory judgment that the current named inventors on U.S. Patent Nos. 7,468,354 (the “354 patent”) and 7,767,648 (the “648 patent”) are the only inventors of the underlying inventions. The outcome of this litigation could materially and adversely affect the validity and ownership of these patents and possibly other related applications. However, because this litigation is in its early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time. See “Legal Proceedings” in this Report.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights. If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights in these patents. Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party treble damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity in the United Sates, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference or other proceeding in the U.S. Patent and Trademark Office, or the PTO, or a court to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Obtaining and maintaining our patent protection depends upon compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Our failure to secure trademark registration could adversely affect our ability to market our product candidates and our business.

Our trademark applications in the United States, when filed, and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could impede our ability to compete.

Because we operate in the highly technical field of biotechnology and pharmaceutical development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with all of our employees, consultants and corporate partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Additionally, prosecuting and maintaining intellectual property (particularly patent) rights are very costly endeavors. We do not know whether legal and government fees will increase substantially and therefore are unable to predict whether cost may factor into our intellectual property strategy.

Risks Relating to Government Regulations

Thapsia garganica and thapsigargin are highly toxic and we may be liable for any contamination or injury we may cause or any environmental and safety law we may violate.

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

Data obtained from clinical trials are susceptible to varying interpretations and may not be sufficient to support approval by the FDA, which could delay, limit or prevent regulatory clearances.

The design of our clinical trials is based on many assumptions about the expected effect of our product candidate and if those assumptions are incorrect, the clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of early clinical trials. Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. Our products may not prove to be safe and effective in clinical trials and may not meet all regulatory requirements needed to receive regulatory approval. The resulting delays to commercialization could materially harm our business. Our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, which may result in necessary changes to clinical trial protocols, informed consents and study budgets, which could result in increased costs to us, delay our development timeline or reduce the likelihood of successful completion of the clinical trial or product development.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which, we may need to amend clinical trial protocols, informed consents and study budgets. If we experience delays in initiation, conduct or completion of, or if we terminate, any clinical trials due to changes in regulatory requirements/guidance or other unanticipated events, we may incur additional costs, have difficulty enrolling subjects or achieving medical investigator or institutional review board acceptance of the changes and the successful completion of the trial and ultimately, the commercial prospects for our products may be harmed and our ability to generate product revenue will be delayed, possibly materially.

The drug development process to obtain FDA approval is very costly and time consuming and if we cannot complete our clinical trials in a timely or cost-effective manner, our results of operations may be adversely affected.

Costs of clinical trials may vary significantly over the life of a project owing, but not limited to the following:

•	the duration of the clinical trials;

•	the number of sites included in the trials;

•	the countries in which the trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the efficacy and safety profile of the product candidate; and

•	the costs and timing of obtaining regulatory approvals.

If we are unable to control the costs of our clinical trials and conduct our trials in a cost-effective manner, our results of operations may be adversely affected.

Our proposed products may not receive FDA or other regulatory approvals.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. Our products are subject to extensive regulation and/or acceptance by numerous governmental authorities in the United States, including the FDA, and authorities in other countries. Most of our products will require governmental approval before they can be commercialized. If we are unable to obtain regulatory approvals for our products at all or in a timely manner, we will not be able to grow as quickly as expected, or at all, and the loss of anticipated revenues will reduce our ability to fully fund our operations and to otherwise execute our business plan. Our failure to receive the regulatory approvals in the United States would likely cause us to cease operations and go out of business.

As we develop additional new products, we will be required to determine what regulatory requirements, if any, we must comply with in order to market and sell our products in the United States and worldwide. The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all. If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets. We intend to work diligently to assure compliance with all applicable regulations that impact our business. We can give no assurance, however, that we will be able to obtain regulatory approval for our products. We also cannot assure that additional regulations will not be enacted in the future that would be costly or difficult to satisfy. Our failure to receive regulatory approvals in the United States in a timely manner or comply with newly enacted additional regulation could cause us to cease operations and go out of business. Because our products are in various stages of development, significant research and development, financial resources, and personnel will be required to develop commercially-viable products that can obtain regulatory approval.

The regulatory process, which includes clinical validation of many of our products to establish their safety and effectiveness, can take many years and require the expenditure of substantial financial and other resources. Data obtained from clinical validation activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device marketing authorization during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect our marketing of products developed and our ability to generate commercial product revenues.

In addition, if we desire to commercialize our products worldwide, we will be required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice, resulting in our products being banned in certain countries and an associated loss of revenues and income. Foreign regulatory agencies can also introduce test format changes which, if we do not quickly address, can result in restrictions on sales of our products. Such changes are not uncommon due to advances in basic research.

Although our G-202 Phase I clinical trial is underway, we cannot assure you that we will successfully complete the trial.

As of May 11, 2012, 28 patients have been treated with G-202 in the Phase Ia portion of our clinical trial and four patients have been treated in the Phase Ib portion. The drug exposure in patients receiving the higher doses of G-202 falls within the range associated with anti-tumor efficacy in animal models and the drug appears to be relatively well-tolerated to date. Although initial data from our Phase I clinical trial of G-202 is promising, the final outcome of the trial is still uncertain. Additionally, it is still too early to predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company. If we are able to obtain regulatory approval for our products and decide to retain the responsibility for producing and marketing the drugs, we will be subject to continuous regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of the promotion and marketing of our products.

Even if we complete clinical development, successfully submit applications for marketing and obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory review and oversight. If we fail to comply with ongoing regulatory requirements, we could be subject to potential enforcement actions such as fines, seizures, operating restrictions, suspension or lose our approvals to market drugs and our business would be materially and adversely affected.

Following regulatory approval of any drugs or therapies we may develop, we will remain subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made available to patients. This would include results from any post marketing tests or vigilance required as a condition of approval. The manufacturer or manufacturing facilities we use to make any of our drug products will also be subject to periodic review and inspection by the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer facility, including withdrawal of the drug from the market. We would continue to be subject to the FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA has approved, If we fail to comply with the applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

Even if we receive regulatory approval to market our proposed product candidates, they may not be accepted commercially, or be eligible for reimbursement under governmental or third-party payor insurance programs, which would prevent us from becoming profitable.

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

Additional factors that we believe will materially affect market acceptance of our therapeutic agents are:

•	timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	safety, efficacy and ease of administration of our therapeutic agents;

•	advantages of our therapeutic agents over those of our competitors;

•	willingness of patients to accept new therapies;

•	success of our physician education programs;

•	availability of government and third-party payor reimbursement;

•	pricing of our products, particularly as compared to alternative treatments; and

•	availability of effective alternative treatments and the relative risks and/or benefits of the treatments.

If users of our proposed products are unable to obtain adequate reimbursement from third-party payors, market acceptance of our proposed products may be limited and we may not achieve revenues or profits.

The continuing efforts of governments, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability as well as the future revenues and profitability of our potential customers, suppliers and collaborative partners in addition to the availability of capital. In other words, our ability to commercialize our proposed products will depend in large part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations, products and related treatments are obtained by the health care providers of these products and treatments. At this time we cannot predict the precise impact of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Act of 2010, the comprehensive health care reform legislation passed by Congress in March 2010. It is possible that the adoption of this legislation could harm our business, financial condition and results of operations.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the United States or other countries until it has completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product.

If we are unable to successfully complete pre-clinical and clinical testing and trials, we will be unable to seek regulatory approval to commercialize our proposed products which will significantly impair our viability.

We are conducting the clinical trials of G-202 at the University of Wisconsin Carbone Cancer Center in Madison Wisconsin, The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins University and the Cancer Therapy and Research Center at the University of Texas Health Science Center at San Antonio. Although our clinical trials are underway, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

We may be unable to comply with our reporting and other requirements under federal securities laws.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the United States Securities and Exchange Commission, or SEC, and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, will materially increase the Company’s legal and financial compliance costs and make some activities more time-consuming and more burdensome. Presently we qualify as a non-accelerated filer and, accordingly, are exempt from the requirements of Section 404(b) and our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of such internal controls. In the event we become an accelerated filer, we will be required to expend substantial capital in connection with compliance.

We do not have effective internal controls over our financial reporting, and if we cannot provide reliable financial and other information, investors may lose confidence in us and in our SEC reports.

Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the Committee of Sponsoring Organizations of the Treadway Commission internal control framework. Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer materially and we may become subject to litigation.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and will divert time and attention away from revenue generating activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30th, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language which increased our annual compliance costs. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from developing our business to compliance activities which could have an adverse effect on our business.

Risks Relating to an Investment in our Common Stock

Our stock price may be particularly volatile because we are a drug development company and may be adversely affected by several factors.

The market prices for securities of biotechnology companies in general, and early-stage drug development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, particularly the results of our clinical trials of G-202;

•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;

•	additions or departures of key personnel;

•	loss of any strategic relationship;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;

•	regulatory developments in the United States or foreign countries; and

•	economic, political and other external factors.

In addition, the market price for securities of pharmaceutical and biotechnology companies historically has been volatile, and the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to decline substantially. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become subject to this type of litigation, which is often extremely expensive and diverts management’s attention. Additionally, fluctuations in the trading price or liquidity of our common stock may materially and adversely affect, among other things, the interest of investors to purchase our common stock on the open market and, generally, our ability to raise capital.

We may issue additional common stock, which might dilute the net tangible book value per share of our common stock for existing stockholders.

We are authorized to issue 80,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount to, or a premium from, the then current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock.

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 80,000,000 shares of common stock and 10,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of April 16, 2012 we have issued and outstanding 21,814,722 shares of common stock and we have 16,181,231 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise of currently outstanding options, warrants and convertible securities. As of April 16, 2012, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 42,004,047 additional shares of common stock and 10,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Future sales of our common stock could cause our stock price to fall.

Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, including the ending of restriction on resale, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

As of April 16, 2012, we had 21,814,722 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of April 16, 2012, we had reserved for issuance (i) 246,440 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 8,386,954 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.43 per share as of April 16, 2012; and (iii) 4,370,528 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.72 per share as of April 16, 2012. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. In the case of outstanding convertible notes, warrants and options that have conversion or exercise prices, as the case may be, that are below the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.

The market for our common stock has in the past been illiquid, and you may be unable to sell your shares at or near ask prices or even at all.

Our common stock trades with limited volume on the OTCBB and Pinksheets. Accordingly, although a limited public market for our securities exists; it is still relatively illiquid compared to that of a seasoned issuer. Any prospective investor in our common stock should consider the limited market when making an investment decision. No assurances can be given that the trading volume of our common stock will increase or that a liquid public market will ever materialize. Additionally, due to the limited trading volume, it may be difficult for you to sell you shares at or near ask prices or even at all.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on your investment may be limited to increases in the market price of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the market price of our common stock price appreciates.

Our Officers and Scientific Advisors, by virtue of ownership of our securities, may be able to control the Company.

As of April 16, 2012 our Officers and Scientific Advisors owned approximately 30% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

Provisions of Delaware law and executive employment agreements may prevent or delay a change of control, which could depress the trading price of our common stock.

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

In addition, employment agreements with certain executive officers provide for the payment of severance and acceleration of the vesting of options and restricted stock in the event of termination of the executive officer following a change of control of GenSpera. These provisions could have the effect of discouraging potential takeover attempts even if it would be beneficial to shareholders.

Our certificate of incorporation and bylaws contain provisions that could discourage a third-party from acquiring us.

Our certificate of incorporation and bylaws, as applicable, among other things, i) provide our board with the ability to alter the bylaws without stockholder approval, and ii) provide that vacancies on our board of directors may be filled by a majority of directors in office. These provisions, while designed to reduce vulnerability to an unsolicited acquisition proposal, and to discourage certain tactics used in proxy fights, may negatively impact a third-party’s decision to acquire us even if it would be beneficial to shareholders.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we come to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish. In addition, in the event any of the analysts who cover us downgrade our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

Our common stock may be considered a “penny stock,” and is subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be a “penny stock.” The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is given with regard to unregistered securities sold since January 1, 2012. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

•	On January 12, 2012, we issued LifeTech Capital, a division of Aurora Capital, LLC, a warrant to purchase 25,000 common shares as partial compensation for business advisory services. The warrant vests, in amounts equal to 6,250, on: (i) October 16, 2011; (ii) January 16, 2012; (iii) April 16, 2012; and (iv) July 16, 2012, provided consultant is providing us services on each such vesting date. The warrant has a term of five years, is exercisable for cash and has an exercise price of $1.94 which is subject to adjustment upon stock splits and dividends. The warrant was issued pursuant to an advisory agreement entered into on August 16, 2011.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

None

ITEM 5.	OTHER INFORMATION

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: May 15, 2012	/s/ Craig Dionne
Chief Executive Officer

/s/ Craig Dionne
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on January , 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.06	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09

4.11	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09

4.12**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.13	Form of Common Stock Purchase Warrant – 9/2/09	8-K	10.02	333-153829	9/09/09

4.14	Form of Securities Purchase Agreement – Jan – Mar 2010	10-K	4.27	333-153829	3/31/10

4.15	Form of Common Stock Purchase Warrant Jan – Mar 2010	10-K	4.28	333-153829	3/31/10

4.16	Form of Consultant Warrants Issued in May of 2010	10-Q	4.18	333-153829	5/14/10

4.17	Form of Securities Purchase Agreement – May 18, 2010	8-K	10.01	333-153829	5/25/10

4.18	Form of: (i) Common Stock Purchase Warrant – May 18, 2010 offering, and (ii) June Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.19**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.20	Form of Securities Purchase Agreement dated January and February of 2011	8-K	10.01	333-153829	1/27/11

4.21	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.021	333-153829	1/27/11

4.22	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.23	Form of Securities Purchase Agreement dated April 29, 2011	8-K	10.01	333-153829	5/03/11

4.24	Form of Common Stock Purchase Warrant dated April 29, 2011	8-K	10.02	333-153829	5/03/11

4.25**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.26	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/6/12

4.27	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/6/12

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008	S-1	10.02	333-153829	10/03/08

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

