Form 10-Q
period 2012-06-30
GENSPERA INC
filed 2012-08-13
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 1, 2012 Registrant had 21,850,390 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the “Risk Factors” section, the financial statements, and related notes included herein as well as our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission or SEC, on March 6, 2012. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc. Also, any reference to “common stock,” refers to our $.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2012), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three and six month periods ended June 30, 2012 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2012. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets:
Cash	$3,948,573	$5,530,105

Total current assets	3,948,573	5,530,105

Fixed assets, net of accumulated depreciation of $8,624 and $7,042	7,209	8,791

Intangible assets, net of accumulated amortization of $68,521 and $60,023	143,647	152,145

Total assets	$4,099,429	$5,691,041

Liabilities and stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$950,972	$781,660
Accrued interest - stockholder	19,126	16,927
Convertible notes payable - stockholder	105,000	105,000

Total current liabilities	1,075,098	903,587

Warrant derivative liabilities	2,055,538	1,734,127

Total liabilities	3,130,636	2,637,714

Commitments and contingencies

Stockholders' equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 21,828,723 and 21,457,419 shares issued and outstanding, respectively	2,183	2,146
Additional paid-in capital	24,979,380	23,214,656
Deficit accumulated during the development stage	(24,012,770)	(20,163,475)

Total stockholders' equity	968,793	3,053,327

Total liabilities and stockholders' equity	$4,099,429	$5,691,041

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF LOSSES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2012

(Unaudited)

					Cumulative Period
					from November 21, 2003
					(date of inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2012	2011	2012	2011	2012

Operating expenses:
General and administrative expenses	$911,883	$893,889	$1,578,764	$1,525,939	$9,728,760
Research and development	789,400	801,237	1,527,135	1,222,353	12,584,705
Research and development grant received	-	-	-	(244,479)	(488,958)

Total operating expenses	1,701,283	1,695,126	3,105,899	2,503,813	21,824,507

Loss from operations	(1,701,283)	(1,695,126)	(3,105,899)	(2,503,813)	(21,824,507)

Finance cost	-	-	-	-	(518,675)
Change in fair value of derivative liability	844,032	(9,631)	(748,056)	443,959	(1,708,354)
Interest income, net	1,924	8,512	4,660	14,890	38,766

Loss before provision for income taxes	(855,327)	(1,696,245)	(3,849,295)	(2,044,964)	(24,012,770)

Provision for income taxes	-	-	-	-	-

Net loss	$(855,327)	$(1,696,245)	$(3,849,295)	$(2,044,964)	$(24,012,770)

Net loss per common share, basic and diluted	$(0.04)	$(0.08)	$(0.18)	$(0.10)

Weighted average shares outstanding	21,825,698	20,991,614	21,727,859	20,179,914

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2012

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

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2012

(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	667,439	-	-	667,485

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	-	174,165

Net loss	-	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	-	(10,191,529)	(54,245)

Stock based compensation	-	-	1,165,450	-	-	1,165,450

Sale of common stock and warrants at $1.65 per share - February and March 2010	533,407	53	806,157	-	-	806,210

Sale of common stock and warrants at $2.00 per share - May 2010	1,347,500	135	2,655,365	-	-	2,655,500

Common stock and warrants issued as payment of placement fees	43,632	4	(4)	-	-	-

Common stock issued as payment for patents and license	20,000	2	46,798	-	-	46,800

Common stock and warrants subscribed	-	-	-	611,846	-	611,846

Salaries paid with common stock	43,479	4	99,996	-	-	100,000

Exercise of options and warrants	150,001	15	124,986	-	-	125,001

Reclassification of derivative liability upon exercise of warrants	-	-	86,307	-	-	86,307

Net loss	-	-	-	-	(4,257,839)	(4,257,839)

Balance, December 31, 2010	17,604,465	1,760	15,120,792	611,846	(14,449,368)	1,285,030

Stock based compensation	-	-	1,290,193	-	-	1,290,193

Sale of common stock and warrants at $1.80 per share - January and February 2011	2,241,605	224	4,034,659	(611,846)	-	3,423,037

Sale of common stock and warrants at $1.65 per share - April 2011	1,363,622	136	2,249,839	-	-	2,249,975

Common stock and warrants issued as payment of placement fees	61,498	6	(6)	-	-	-

Common stock and warrants issued as payment of accrued consulting fees	33,334	3	59,997	-	-	60,000

Common stock and warrants issued as payment of consulting fees	152,895	17	532,685	-	-	532,702

Cost of sales of common stock and warrants	-	-	(73,503)	-	-	(73,503)

Net loss	-	-	-	-	(5,714,107)	(5,714,107)

Balance, December 31, 2011	21,457,419	2,146	23,214,656	-	(20,163,475)	3,053,327

Stock based compensation	-	-	232,983	-	-	232,983

Common stock options issued as payment of accrued compensation	-	-	674,130	-	-	674,130

Exercise of options and warrants	371,304	37	430,966	-	-	431,003

Reclassification of derivative liability upon exercise of warrants	-	-	426,645	-	-	426,645

Net loss	-	-	-	-	(3,849,295)	(3,849,295)

Balance, June 30, 2012	21,828,723	$2,183	$24,979,380	$-	$(24,012,770)	$968,793

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO JUNE 30, 2012

(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Six months ended June 30,		June 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(3,849,295)	$(2,044,964)	$(24,012,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,080	10,081	77,145
Stock based compensation	232,983	511,441	5,801,672
Common stock issued for acquisition of license	-	-	28,800
Warrants issued for financing costs	-	-	467,840
Change in fair value of derivative liability	748,056	(443,959)	1,708,354
Contributed services	-	-	774,000
Amortization of debt discount	-	-	20,675
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	845,641	606,789	1,730,652

Cash used in operating activities	(2,012,535)	(1,360,612)	(13,403,632)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(15,833)
Acquisition of intangibles	-	-	(194,168)

Cash used in investing activities	-	-	(210,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	5,673,012	16,974,705
Proceeds from exercise of options and warrants	431,003	-	556,004
Cost of common stock and warrants sold	-	(70,003)	(73,503)
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	-	(50,000)

Cash provided by financing activities	431,003	5,603,009	17,562,206

Net (decrease) increase in cash	(1,581,532)	4,242,397	3,948,573
Cash, beginning of period	5,530,105	3,671,151	-
Cash, end of period	$3,948,573	$7,913,548	$3,948,573

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities:

Common stock options issued as payment of accrued compensation	$674,130	$-
Derivative liability reclassified to equity upon exercise of warrants	426,645	-
Common stock units issued as payment of accrued consulting fees	-	$60,000
Common stock units issued as payment of placement fees	-	110,695
Common stock and warrants issued as payment of consulting fees	-	498,701

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

AND FOR THE PERIOD FROM NOVEMBER 21, 2003

(INCEPTION) TO JUNE 30, 2012

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

To date, we have generated no sales revenues, have incurred significant expenses and have sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception on November 21, 2003 through June 30, 2012, we have accumulated losses of $24,012,770.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited condensed financial statements should be read in conjunction with the December 31, 2011 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC.

Liquidity

Our financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2012, we had working capital (current assets in excess of current liabilities) of $2,873,475.  Our cash flow used in operations was $2,012,535 and $1,360,612 for the six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, we had cash on hand of approximately $3,949,000. Based upon current cash flow projections, management believes the Company will have sufficient capital resources to meet projected cash flow requirements through February 2013.

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

GenSpera incurred net research and development expenses of $789,400 and $801,237 for the three months ended June 30, 2012 and 2011, respectively, and $1,527,135 and $977,874 for the six months ended June 30, 2012 and 2011, respectively, and $12,095,747 from November 21, 2003 (inception) through June 30, 2012.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 13,072,733 common share equivalents at June 30, 2012 and 11,496,197 at June 30, 2011. For the three and six months ended June 30, 2012 and 2011, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

The table below summarizes the fair values of our financial liabilities as of June 30, 2012:

	Fair Value at	Fair Value Measurement Using
	June 30, 2012	Level 1	Level 2	Level 3
Warrant derivative liability	$2,055,538	$—	$—	$2,055,538

	$2,055,538	$—	$—	$2,055,538

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the six months ended June 30, 2012.

2012
Balance at beginning of year	$1,734,127
Change in fair value of warrant liability	748,056
Reclassification to equity upon exercise of warrants	(426,645)
Balance at end of period	$2,055,538

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

During the six months ended June 30, 2012, 334,003 options and warrants were exercised into an equivalent number of common shares. We received proceeds of $431,003 from the exercise of the options and warrants.

During the six months ended June 30, 2012, 78,333 warrants were exercised on a cashless basis into 37,301 common shares.

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

On March 1, 2012, we granted 39,000 common stock options to a director. The options have an exercise price of $2.95 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $20,907, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.15%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 58%; and (4) an expected life of the options of 0.625 years. During the three and six months ended June 30, 2012 we have recorded an expense of $5,227 and $6,969, respectively, related to the fair value of the options that vested or are expected to vest.

On May 24, 2012, we granted 63,000 common stock options to a director. The options have an exercise price of $2.55 per share. Of these options, 25,000 vested upon grant and 38,000 will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $38,791, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.185%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 58%; and (4) an expected life of the options of 1 year. During the three and six months ended June 30, 2012 we have recorded an expense of $17,343 related to the fair value of the options that vested or are expected to vest.

On June 1, 2012, we granted 18,000 common stock warrants to a consultant. The warrants have an exercise price of $2.55 per share. The warrants will vest monthly over one year. The warrants lapse if unexercised after five years.  During the three and six months ended June 30, 2012 we have recorded an expense of $2,010 related to the fair value of the options that vested, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 61%; and (4) an expected life of the options of 4.92 years.

During the three and six months ended June 30, 2012 we have recorded an expense of $42,766 and $92,659, respectively, related to the fair value of the options granted to our chief executive officer and chief operating officer in prior years that vested or are expected to vest.

During the three and six months ended June 30, 2012 we have recorded an expense of $49,232 and $114,002, respectively, related to the fair value of the options granted to directors and consultants in prior years that vested or are expected to vest.

NOTE 3 – DERIVATIVE LIABILITY

During the six months ended June 30, 2012, 264,003 of our warrants subject to derivative accounting were exercised into common stock. We have recorded an expense of $183,662 at the dates of exercise related to the change in fair value from January 1, 2012 to the dates of exercise. As a result of the exercise of the warrants, we have reclassified $426,645 of our warrant derivative liability to paid in capital.

At June 30, 2012, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at June 30, 2012 is $2,055,538. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.185%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 57%; and (4) an expected life of the warrants of 1 year. We have recorded a credit of $842,612 and an expense of $564,394 during the three and six months ended June 30, 2012, respectively, related to the change in fair value during those periods.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Significant Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three and six month periods ended June 30, 2012 to the comparable periods of 2011.

•	Liquidity and Capital Resources — An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Plan of Operation

We have identified 4 prodrug candidates: G-202, G-114, G-115 and G-301. At this time, management believes that the best way to increase shareholder value in the short and long-term is to focus on the clinical development of G-202. Accordingly, we are engaged primarily in the development of G-202 together with limited pre-clinical development of G-115. It is anticipated that the development of the remaining candidates will not commence until we have sufficient resources to devote to their development.

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

In addition, we will attempt to continue to protect our intellectual property position particularly with regard to the outstanding claims contained within the core Prostate Specific Membrane Antigen-prodrug patent application in the United States. We will also continue to prosecute the claims contained in our other patent applications in the United States.

During the first half of 2012 we were engaged in conducting the Phase I clinical trial of G-202 at: (i) the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); (ii) the University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator); and (iii) the Cancer Therapy and Research Center at the University of Texas Health Science Center in San Antonio (Devalingam Mahalingam, MD PhD as Principal Investigator). The purpose of a Phase I study of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for subsequent clinical studies. Our Phase I clinical trials consist of both a Phase Ia and Ib.

In the Phase Ia portion of the study, 28 patients were treated in eight individual cohorts with each subsequent cohort receiving a higher dose of drug until a Maximum Tolerated Dose (MTD) was identified. The Phase Ia study was conducted in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy is intended to facilitate enrollment and perhaps give us a preliminary indication of safety across a wider variety of patients. We treated 28 patients in the Phase Ia portion of the study (Phase Ia portion) at doses ranging from 1.2 mg/m2/dose (~2 mg/dose) up to 88 mg/m2/dose (~150 mg/dose). The drug exposure in patients receiving the higher doses of G-202 falls within the range associated with anti-tumor efficacy in animal models. Although the study was not designed to determine the anti-tumor effects of the drug, signs of potential positive effects were observed. The MTD of G-202 was successfully identified in this dose escalation portion of the Phase I study.

We will further evaluate G-202 in a continuation of the Phase I clinical trial during the rest of 2012. The Phase Ib portion of the study will evaluate G-202 in a maximum of 18 additional patients to further refine a dosing regimen, obtain more safety data and determine a recommended dose for our anticipated Phase II clinical studies. The Phase Ib portion of the trial will attempt to predominantly enroll late stage prostate cancer and hepatocellular carcinoma patients to obtain a preliminary assessment of potential efficacy in this patient population. As of July 25, 2012, we treated 13 patients in the Phase Ib portion of the trial.

Although initial data from our Phase I clinical trial of G-202 is promising, the outcome of the trial is uncertain and this trial or future trials may ultimately be unsuccessful. We hope to eventually demonstrate that by disrupting the blood supply of solid tumors, G-202 is more efficacious than current commercial products.

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

On July 25, 2012, we obtained clearance from the FDA to initiate the Phase II study entitled “An Open-Label, Single-Arm, Phase 2 Study of G-202 in Patients with Chemotherapy-Naïve Metastatic Castrate-Resistant Prostate Cancer “.  The study is expected to enroll up to forty patients and will be conducted at up to six sites in the US and UK. This trial will have an advantage of demonstrating approval by European regulatory agencies for the use of G-202 in patients and is expected to launch in the second half of 2012. We initially anticipated that the study would begin in Q3 2012 but dose refinements that minimized side effects in the Phase 1b program allow us to explore ways to further escalate drug dosing and these evaluations may extend into Q4 2012. We are also evaluating Phase II trial designs in hepatocellular carcinoma (liver cancer) and glioblastoma multiforme (a form of brain cancer) and expect to initiate these Phase II studies over the next 12 months, assuming we can obtain sufficient funding for the studies (see below). The initiation of the Phase II trials at each site is subject to the approval of their respective Institutional Review Boards.

Our present intent is to license G-202 to a third party during or after Phase II clinical studies. In the event we are not able or decide not to license G-202, we will proceed with Phase III clinical trials. We estimate that Phase III clinical trials will cost approximately $25,000,000 and will be completed in the fourth quarter of 2016. Subject to successful completion of such trials, we would expect marketing approval in the second half of 2017 with an additional $3,000,000 spent to get the New Drug Application, or NDA, approved. We do not expect material net cash inflows from our own marketing efforts before late 2017. The Phase III estimated costs are subject to major revision as we have not yet obtained any efficacy data for our drug in patients and, therefore, cannot accurately predict what may be the optimal Phase III patient population or whether we should even commence such studies.

We have budgeted $5,245,000 in cash expenditures through the first half of 2013, including (1) $1,862,000 to cover our projected general and administrative expense during the year; and (2) $3,383,000 for research and development activities. Based on our cash at June 30, 2012 we believe we have sufficient monies to fund our operations until February 2013, after which time we will need to undertake additional financings. These assumptions are based upon operations focused solely on the G-202 Phase Ib trial and the Phase II clinical trial in castrate-resistant chemotherapy-naïve prostate cancer patients. We anticipate that we will require an additional $18 million through the end of 2014 to complete the G-202 Phase II clinical trials. If we are unable to obtain additional capital, we may have to significantly curtail or cease operations.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three and six months ended June 30, 2012, as compared to those policies disclosed in the comparable period of 2011 and December 31, 2011 financial statements, except as disclosed in the notes to those financial statements.

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

Use of Estimates — Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors and consultants. Actual results could materially differ from those estimates.

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

Research and Development Costs — Research and development costs include expenses we incur for research and development of our therapeutic agents for the treatment of cancer and are charged to operations as incurred.

Stock Based Compensation — We account for our share-based compensation under the provisions of ASC Topic 718 “Compensation – Stock Compensation.”

Fair Value of Financial Instruments —  Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of long term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities. The fair value of our derivative instruments are determined using option pricing models.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 1 of Notes to Financial Statements.

Result of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Revenue

We did not have revenues for the three or six months ended June 30, 2012 and 2011. We do not anticipate any revenues during 2012.

Operating Expenses

Operating expense totaled $1,701,283 and $1,695,126 for the three months ended June 30, 2012 and 2011, respectively. The increase in operating expenses results from an increase in general and administrative expenses partially offset by a decrease in research and development expenses.

Operating expense totaled $3,105,899 and $2,503,813 for the six months ended June 30, 2012 and 2011, respectively. The increase in operating expenses results from increases in both research and development and general and administrative expenses and our receipt of a research and development grant in 2011 with no comparable grant in 2012.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Operating expenses:
General and administrative expenses	$911,883	$893,889	$1,578,764	$1,525,939
Research and development	789,400	801,237	1,527,135	1,222,353
Research and development grant received	-	-	-	(244,479)
Total operating expenses	$1,701,283	$1,695,126	$3,105,899	$2,503,813

General and Administrative Expenses

General and Administrative Expenses (“G&A”) expenses totaled $911,883 and $893,889 for the three months ended June 30, 2012 and 2011, respectively. The increase of $17,994 or 2% for the three months ended June 30, 2012 compared to the same period in 2011 was primarily attributable to increases in professional fees of approximately $344,000 and other expenses of approximately $36,000, partially offset by decreases in compensation expense of approximately $145,000 and consulting expense of approximately $217,000.

G&A expenses totaled $1,578,764 and $1,525,939 for the six months ended June 30, 2012 and 2011, respectively. The increase of $52,825 or 3% for the six months ended June 30, 2012 compared to the same period in 2011 was primarily attributable to increases in professional fees of approximately $491,000 and other expenses of approximately $60,000, partially offset by decreases in compensation expense of approximately $43,000 and consulting expense of approximately $455,000.

Research and Development Expenses

Research and development expenses totaled $789,400 and $801,237 for the three months ended June 30, 2012 and 2011, respectively. The decrease of $11,837 or 1% for the three months ended June 30, 2012 compared to the same period in 2011 was attributable to a decrease in compensation expense of approximately $165,000 partially offset by an increase in development expense of approximately $153,000.

Research and development expenses totaled $1,527,135 and $1,222,353 for the six months ended June 30, 2012 and 2011, respectively. The increase of $304,782 or 25% for the six months ended June 30, 2012 compared to the same period in 2011 was attributable to an increase in development expense of approximately $353,000 partially offset by a decrease in compensation expense of approximately $48,000.

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

Research and Development Grant

During 2010 we were awarded two Federal grants, totaling approximately $489,000, through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects. Of this amount, we received $244,479 during the three months ended March 31, 2011. No comparable grant was received for the three or six months ended June 30, 2012.

Other Income (Expenses)

Other income (expenses) totaled $845,956 of income and $1,119 of expense for the three months ended June 30, 2012 and 2011, respectively.

Other income (expenses) totaled $743,396 of expense and $458,849 of income for the six months ended June 30, 2012 and 2011, respectively.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Other expenses:
Gain (loss) on change in fair value of derivative liability	$844,032	$(9,631)	$(748,056)	$443,959
Interest income, net	1,924	8,512	4,660	14,890
Total other income (expenses)	$845,956	$(1,119)	$(743,396)	$458,849

Gain (loss) on change in fair value of derivative liability

Change in fair value of derivative liability totaled $844,032 of income and $9,631 of loss during the three months ended June 30 2012 and 2011 respectively.

Change in fair value of derivative liability totaled $748,056 of loss and $443,959 of income during the six months ended June 30, 2012 and 2011 respectively.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion on our warrant liabilities.

At June 30, 2012, we recalculated the fair value of our warrants subject to derivative accounting and have determined that their fair value at June 30, 2012 is $2,055,538. The value of the warrants was determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.185%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 57%; and (4) an expected life of the warrants of 1 year.

We have recorded income of $844,032 and loss of 748,056 during the three and six months ended June 30, 2012, respectively, related to the change in fair value during those periods.

During the six months ended June 30, 2012, 264,003 of our warrants subject to derivative accounting were exercised into common stock. As a result of the exercise of the warrants, we have reclassified $426,645 of our warrant derivative liability to paid in capital during the six months ended June 30, 2012.

Interest income, net

We had net interest income of $1,924 and $8,512 for the three months ended June 30, 2012 and 2011, respectively. We had net interest income of $4,660 and $14,890 for the six months ended June 30, 2012 and 2011, respectively. Interest income results from earnings on deposits with financial institutions, net of interest accrued on stockholder notes.

Liquidity and Capital Resources

Since our inception, we have financed our operations mainly through the private placement of our securities. At June 30, 2012, we had cash on hand of approximately $3,949,000. We project a cash burn rate of approximately $600,000 per month for the third quarter 2012 as we face expenses related to start-up of the G-202 Phase II prostate cancer study. The projected burn rate will be reduced to approximately $430,000 per month for the following two quarters. Accordingly, based on our cash at June 30, 2012, we believe we have sufficient cash on hand to fund our operations until February 28, 2013 assuming we do not engage in an extraordinary transaction or otherwise face unexpected events or contingencies.

	Six Months
	Ended June 30,
	2012	2011
Cash & Cash Equivalents	$3,948,573	$7,913,548
Net cash used in operating activities	$(2,012,535)	$(1,360,612)
Net cash provided by financing activities	$431,003	$5,603,009

Cash and cash equivalents totaled $3,948,573 and $7,913,548 as of June 30, 2012 and 2011, respectively. The decrease of $3,964,975 at June 30, 2012 compared to the same period in 2011 was attributable to cash used in operations and a decrease in capital raised through the sale of our securities during the last two quarters of 2011 and the first two quarters of 2012.

Net Cash Used in Operating Activities

In our operating activities we used cash of $2,012,535 and $1,360,612 for the six months ended June 30, 2012 and 2011, respectively. The increase of $651,923 in cash used for operations during the six months ended June 30, 2012, compared to the same period in 2011, was attributable to an increase in loss of $890,775 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $238,852.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $431,003 and $5,603,009 for the six months ended June 30, 2012 and 2011, respectively, resulting from the sale of common stock and warrants and the exercise of options and warrants.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the Company’s limited resources and a limited number of employees. As a result, management concluded that our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

On March 12, 2012, we instituted a declaratory judgment action against Annastasiah Mhaka in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.). In our complaint, we, as the licensee of the inventions described and claimed in the 354 patent and 648 patent, sought a declaratory judgment that John T. Isaacs and Samuel R. Denmeade of Johns Hopkins University (the licensors) were properly named as inventors on the 354 patent and the 648 patent and that Annastasiah Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either patent as an inventor. On March 14, 2012, the complaint was served on the defendant. On April 2, 2012, the defendant filed and served her answer and counterclaim, in which she seeks to be added as an inventor to the 354 patent and the 648 patent. On April 26, 2012, we submitted our response to the counterclaim. On April 27, 2012, the Court issued a scheduling order. Under it, fact discovery is to be completed by October 1, 2012. Expert discovery is to be completed by December 1, 2012. Summary judgment motions, if permitted, will be filed in the ensuing period. Trial is scheduled to take place in February of 2013. The outcome of this litigation could materially and adversely affect the validity and ownership of these patents and possibly other related applications. Currently, the parties are in the midst of fact discovery. In that regard, they have produced documents, exchanged written discovery, and scheduled a limited number of depositions. However, because this litigation is still in its early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time.

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

Since inception in 2003 and through June 30, 2012, we have raised approximately $17,457,000 in capital. During this same period, we have recorded accumulated losses totaling $24,012,770. As of June 30, 2012 we had working capital of $2,873,475 and stockholders’ equity of $968,793. To date, we have generated no product revenues. Until, and unless, we receive complete clinical testing results, submit a marketing application and receive approval from the United States Food and Drug Administration, or the FDA, and other regulatory authorities for our product candidate(s), we cannot sell our compounds and will not generate any revenues from the sale of our products. Currently, our only product candidates in development are G-202 and G-115. Neither of these products is approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and future offerings of our securities. As of June 30, 2012, we had cash and cash equivalents of $3,948,573. We project a cash burn rate of approximately $600,000 per month for the third quarter 2012 as we face expenses related to start-up of the G-202 Phase II prostate cancer study. The projected burn rate will be reduced to approximately $430,000 per month for the following two quarters. Accordingly, based on our cash at June 30, 2012, we believe we have sufficient cash on hand to fund our operations until February 28, 2013 However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

Our net losses for the two most recent fiscal years ended December 31, 2011 and 2010 have been $5,714,107 and $4,257,839, respectively. Net losses for the three and six months ended June 30, 2012 have been $855,327 and $3,849,295, respectively. Since inception, we have generated no revenue. We intend to develop our drug candidates through Phase I/II clinical trials, and then license or sell our drug candidates to third parties. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products. Even if we succeed in developing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

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

When making investment decisions, investors typically look at a company’s historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our limited operating history makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. If we are unable to secure additional financing, we may need to cease operations or materially scale back our business plan and/or operations.

We depend on two key individuals, Craig A. Dionne, PhD, our Chief Executive Officer, and Russell Richerson, PhD, our Chief Operating Officer, to develop our products and core technologies and pursue collaborative relationship; and the loss of either of these individuals would materially and adversely affect our business.

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

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These individuals and/or entities are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If these third parties fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the development of our drug candidates and corresponding FDA approval could be delayed or fail entirely.

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

We have limited experience in marketing, sales or distribution and do not intend to develop a sales and marketing infrastructure to commercialize our products. If we develop commercial products, we will need to rely on collaborators, partners, licensees, clinical research organizations or other third parties to support our discovery efforts, and to conduct clinical trials for all or some of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors or other third parties on a commercially reasonable basis, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of our technology over competing technologies and the quality of the pre-clinical and clinical data that we have generated, and the perceived risks specific to generating our product candidates.

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

Our business is dependent upon securing and importing sufficient quantities of Thapsia garganica seeds that currently grows in very specific locations outside of the United States.

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT is derived from a material called thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica, which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that Thapsia garganica will continue to grow in sufficient quantities to produce an adequate supply of seeds for the production of sufficient quantities of thapsigargin, or that the countries from which we can secure Thapsia garganica will continue to allow Thapsibiza, SL, to collect such seeds and/or export the seeds derived from Thapsia garganica to the United States. The process of importing Thapsia garganica seeds is subject to U.S. import and export laws and controls. Our supply agreement with Thapsibiza, SL (our sole supplier) expires, by its terms, on April 6, 2017. The agreement also provides that either party may extend the agreement for an additional 5 years by providing the other party 30 days’ written notice prior to its expiration. In the event we are no longer able to obtain these seeds in the future, we will not be able to produce our proposed drug and our business will be adversely affected.

We may be required to locate, secure and finance land for cultivation and harvesting of Thapsia garganica to satisfy our needs for clinical development of our therapies.

We believe that we can satisfy our needs for the clinical development of G-202, through completion of Phase III clinical studies, from Thapsia garganica that grows naturally in the wild. In the event G-202 is approved for commercial marketing, our current supply of Thapsia garganica may not be sufficient for the anticipated demand. We estimate that in order to secure sufficient quantities of Thapsia garganica for the commercialization of a product comprising G-202, we will need to secure approximately 1,000 acres of land to cultivate and grow Thapsia garganica. We anticipate the cost to lease such land would be $400,000 per year but have not yet fully assessed what other costs would be associated with a full-scale farming operation. There can be no assurances that we can secure such acreage, or that even if we are able to do so, that we could adequately grow sufficient quantities of Thapsia garganica to satisfy any commercial objectives that involve G-202. Our inability to secure adequate seeds will result in us not being able to develop and manufacture our proposed drug candidates and will adversely impact our business. Additionally, due to the toxic nature of the plant, our harvesting of Thapsia garganica could be subject to various environmental and/or zoning laws, the violation of which could materially impact our product development.

The synthesis of 12ADT must be conducted in special facilities.

There are a limited number of manufacturing facilities qualified to handle and manufacture toxic therapeutic agents and compounds. This limits the potential number of possible manufacturing sites for our therapeutic compounds derived from Thapsia garganica. No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for the manufacturing of our therapeutic compounds, our business and future prospects will be adversely affected.

Our current manufacturing process requires acetonitrile, which in the past has been in short supply.

The current manufacturing process for our compounds requires the common solvent acetonitrile. From late 2008 through 2009 there was a worldwide shortage of acetonitrile for a variety of reasons. We observed during that time that the available supply of acetonitrile was of variable quality, some of which was not suitable for our purposes. If we are unable to successfully change our manufacturing methods to avoid the reliance upon acetonitrile, we may incur longer production timelines and increased production costs in the future if such shortage reoccurs, which would harm our financial results. In an extreme case this situation could adversely affect our ability to manufacture our compounds altogether, thus significantly impacting our future operations.

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

There can be no assurance that such reimbursement will be available at all or without substantial delay, or if such reimbursement is provided, that the approved reimbursement amounts will be sufficient to support demand for our services at a level that will be profitable. If the health care community does not accept our products, our business will be materially harmed.

Our therapeutic compounds have not been subjected to large scale manufacturing procedures and may not be able to be manufactured profitably on a large enough scale to support late stage clinical trials or commercialization.

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

We rely on our intellectual property, including our issued and applied for U.S. and foreign patents as well as our licenses, as the foundation of our business. If our intellectual property rights are challenged, no assurances can be given that our patents or licenses will survive claims alleging invalidity or infringement on other patents and/or licenses. In addition, disputes may arise regarding inventorship of our intellectual property. It is possible that our products may be infringing upon existing patents that we are currently unaware of. As the number of participants in the market grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved. Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed. In addition, during the course of patent litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business or result in the public disclosure of confidential information. The occurrence of any of the foregoing could materially impact our business.

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

Obtaining and maintaining our patent protection depends upon compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

Our trademark applications in the United States, when filed, and any other jurisdictions where we may file, may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could impede our ability to compete.

Because we operate in the highly technical field of biotechnology and pharmaceutical development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants and corporate partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

The therapeutic component of our products, including our lead product G-202, is derived from the natural product, thapsigargin, which is isolated from the seeds of the plant Thapsia garganica. Both thapsigargin, as well as seeds of Thapsia garganica, are highly toxic. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures and the handling of toxic materials. We may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations. Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the clean-up of toxic substances could subject us to significant liabilities, including joint and several liabilities under certain statutes. Although we feel this risk may be minimized through our use of third parties, it is possible that the employees of such contractors could suffer medical issues related to the handling of these toxic agents and subsequently seek compensation from us via, for example, litigation. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. No assurances can be given, despite our contractual relationship with the third-party contractor, that we will not be the subject of litigation related to the handling of Thapsia garganica and the natural product thapsigargin.

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

As of July 25, 2012, 28 patients were treated with G-202 in the Phase Ia dose escalation portion of our clinical trial and 13 have been treated in the Phase Ib portion of the trial. The drug exposure in patients receiving the higher doses of G-202 falls within the range associated with anti-tumor efficacy in animal models and the drug appears to be relatively well-tolerated to date. Although initial data from our Phase I clinical trial of G-202 is promising, the final outcome of the trial is still uncertain. Additionally, it is still too early to predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company. If we are able to obtain regulatory approval for our products and decide to retain the responsibility for producing and marketing the drugs, we will be subject to continuous regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of the promotion and marketing of our products.

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

Our board of directors has broad discretion to issue additional securities which might dilute the net tangible book value per share of our common stock for existing stockholders.

We are entitled under our certificate of incorporation to issue up to 80,000,000 shares of common stock and 10,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2012 we have issued and outstanding 21,828,723 shares of common stock and we have 16,187,042 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise of currently outstanding options, warrants and convertible securities. As of June 30, 2012, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 41,984,235 additional shares of common stock and 10,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

As of June 30, 2012, we had 21,828,723 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of June 30, 2012, we had reserved for issuance (i) 248,252 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 8,390,953 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.43 per share; and (iii) 4,433,528 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.73 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. In the case of outstanding convertible notes, warrants and options that have conversion or exercise prices, as the case may be, that are below the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.

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

As of June 30, 2012 our Officers and Scientific Advisors owned approximately 30% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

Our certificate of incorporation and bylaws, as applicable, among other things, (i) provide our board with the ability to alter the bylaws without stockholder approval, and (ii) provide that vacancies on our board of directors may be filled by a majority of directors in office. These provisions, while designed to reduce vulnerability to an unsolicited acquisition proposal, and to discourage certain tactics used in proxy fights, may negatively impact a third-party’s decision to acquire us even if it would be beneficial to shareholders.

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

•	On January 12, 2012, we issued LifeTech Capital, a division of Aurora Capital, LLC, a warrant to purchase 25,000 shares of common stock as partial compensation for business advisory services. The warrant vests, in amounts equal to 6,250, on: (i) October 16, 2011; (ii) January 16, 2012; (iii) April 16, 2012; and (iv) July 16, 2012, provided consultant is providing us services on each such vesting date. The warrant has a term of five years, is exercisable for cash and has an exercise price of $1.94 which is subject to adjustment in the event of a stock dividend or split. The warrant was issued pursuant to an advisory agreement entered into on August 16, 2011.

•	On June 1, 2012, we issued Cameron Associates, Inc., a warrant to purchase 18,000 shares of common stock as partial compensation for investor relations services. The warrant vests, in amounts equal to 1,500, on the last day of each calendar month commencing on the issuance date, provided consultant is providing us services on each such vesting date. The warrant has a term of five years, is exercisable for cash and has an exercise price of $2.55 which is subject to adjustment in the event of a stock dividend or split.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: August 13, 2012	/s/ Craig Dionne
Chief Executive Officer

/s/ Craig Dionne
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation		S-1	3.01	333-153829	10/03/08
3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10
4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08
4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted on January , 2010		8-K	4.01	333-153829	1/11/10
4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09
4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08
4.05	Form of Warrant dated March 6, 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08
4.06	Form of Warrant – July and August 2008 private placement		S-1	4.10	333-153829	10/03/08
4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09
4.08	Form of Common Stock Purchase Warrant issued on 2/17/09 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09
4.09	Form of Common Stock Purchase Warrant issued on 2/17/09 to Craig Dionne		8-K	10.06	333-153829	2/20/09
4.10	Form of Common Stock Purchase Warrant dated 2/19/09		8-K	10.02	333-153829	2/20/09
4.11	Form of Common Stock Purchase Warrant dated June of 2009		8-K	10.03	333-153829	7/06/09
4.12**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09
4.13	Form of Common Stock Purchase Warrant – 9/2/09		8-K	10.02	333-153829	9/09/09
4.14	Form of Securities Purchase Agreement – Jan – Mar 2010		10-K	4.27	333-153829	3/31/10
4.15	Form of Common Stock Purchase Warrant Jan – Mar 2010		10-K	4.28	333-153829	3/31/10
4.16	Form of Consultant Warrants Issued in May of 2010		10-Q	4.18	333-153829	5/14/10
4.17	Form of Securities Purchase Agreement – May 18, 2010		8-K	10.01	333-153829	5/25/10
4.18	Form of: (i) Common Stock Purchase Warrant – May 18, 2010 offering, and (ii) June Consultant Warrants		8-K	10.02	333-153829	5/25/10
4.19**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant		S-8	4.03	333-171783	1/20/11
4.20	Form of Securities Purchase Agreement dated January and February of 2011		8-K	10.01	333-153829	1/27/11
4.21	Form of Common Stock Purchase Warrant dated January and February of 2011		8-K	10.021	333-153829	1/27/11
4.22	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement		10-K	4.22	333-153829	3/30/11
4.23	Form of Securities Purchase Agreement dated April 29, 2011		8-K	10.01	333-153829	5/03/11
4.24	Form of Common Stock Purchase Warrant dated April 29, 2011		8-K	10.02	333-153829	5/03/11
4.25**	Form of Executive Deferred Compensation Plan		8-K	99.01	333-153829	7/08/11
4.26	Form of Common Stock Purchase Warrant issued to consultants in December of 2011		10-K	4.26	333-153829	3/6/12
4.27	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012		10-K	4.27	333-153829	3/6/12
10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08
10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09
10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10
10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09
10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09
10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09
10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09
10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10
10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09
10.10**	Form of Independent Director Agreement		8-K	10.01	333-153829	6/1/12
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein
40