Form 10-Q
period 2012-09-30
GENSPERA INC
filed 2012-11-14
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 2, 2012 Registrant had 21,885,390 common shares, $0.0001 par value, issued and outstanding.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011.	4

	Condensed Statements of Operations (Unaudited) Three and nine months ended September 30, 2012 and 2011 and for the period from November 21, 2003 (inception) to September 30, 2012.	5

	Condensed Statement of Changes in Stockholders' (Deficit) Equity (Unaudited) For the period from November 21, 2003 (inception) to September 30, 2012.	6

	Condensed Statements of Cash Flows (Unaudited) Nine months ended September 30, 2012 and 2011 and for the period from November 21, 2003 (inception) to September 30, 2012.	7

	Notes to Condensed Financial Statements (Unaudited).	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	19

Item 4.	Controls and Procedures.	19

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3.	Defaults Upon Senior Securities.	38

Item 4.	Mine Safety Disclosure.	38

Item 5.	Other Information.	39

Item 6.	Exhibits.	39

ADVISEMENT

We urge you to read this entire Quarterly Report, including the “Risk Factors” section, the financial statements, and related notes included herein as well as our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission or SEC, on March 6, 2012. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc. Also, any reference to “common stock,” refers to our $.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2012), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three and nine month periods ended September 30, 2012 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2012. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this prospectus, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors, and our further development is highly dependent on market acceptance, which is outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) our ability to manage the business despite continuing operating losses and cash outflows; (ii) our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of our business; (iv) competitive factors and developments beyond our control; (v) scientific and medical developments beyond our control; (vi) limitations caused by government regulation of our business; (vii) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (viii) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these new licensed technologies will be realized; and (ix) the other factors discussed in the “Risk Factors” section and elsewhere in this prospectus. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future financial performance.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current assets:

Cash	$2,549,746	$5,530,105

Total current assets	2,549,746	5,530,105

Fixed assets, net of accumulated depreciation of $9,416 and $7,042	6,417	8,791

Intangible assets, net of accumulated amortization of $72,769 and $60,023	139,399	152,145

Total assets	$2,695,562	$5,691,041

Liabilities and stockholders' (deficit) equity

Current liabilities:

Accounts payable and accrued expenses	$844,067	$781,660
Accrued interest - stockholder	20,238	16,927
Convertible notes payable - stockholder	105,000	105,000

Total current liabilities	969,305	903,587

Warrant derivative liabilities	2,283,013	1,734,127

Total liabilities	3,252,318	2,637,714

Commitments and contingencies	-	-

Stockholders' (deficit) equity:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 21,870,390 and 21,457,419 shares issued and outstanding, respectively	2,187	2,146
Additional paid-in capital	25,228,208	23,214,656
Deficit accumulated during the development stage	(25,787,151)	(20,163,475)

Total stockholders' (deficit) equity	(556,756)	3,053,327

Total liabilities and stockholders' (deficit) equity	$2,695,562	$5,691,041

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF LOSSES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2012

(Unaudited)

					Cumulative Period
					from November 21, 2003
					(date of inception) to
	Three Months ended September 30,		Nine Months ended September 30,		September 30,
	2012	2011	2012	2011	2012

Operating expenses:
General and administrative	$894,301	$800,708	$2,473,065	$2,326,647	$10,623,061
Research and development	599,514	1,057,725	2,126,649	2,280,078	13,184,219
Research and development grant received	-	-	-	(244,479)	(488,958)

Total operating expenses	1,493,815	1,858,433	4,599,714	4,362,246	23,318,322

Loss from operations	(1,493,815)	(1,858,433)	(4,599,714)	(4,362,246)	(23,318,322)

Finance cost	-	-	-	-	(518,675)
Change in fair value of derivative liability	(281,371)	112,389	(1,029,427)	556,348	(1,989,725)
Interest income, net	805	6,805	5,465	21,695	39,571

Loss before provision for income taxes	(1,774,381)	(1,739,239)	(5,623,676)	(3,784,203)	(25,787,151)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,774,381)	$(1,739,239)	$(5,623,676)	$(3,784,203)	$(25,787,151)

Net loss per common share, basic and diluted	$(0.08)	$(0.08)	$(0.26)	$(0.18)

Weighted average shares outstanding	21,848,923	21,448,048	21,891,262	20,607,271

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2012

(Unaudited)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Balance, November 21, 2003	-	$-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	610	(510)	-	-	100

Contributed services	-	-	120,000	-	-	120,000

Net loss	-	-	-	-	(125,127)	(125,127)

Balance, December 31, 2003	6,100,000	610	119,490	-	(125,127)	(5,027)

Contributed services	-	-	192,000	-	-	192,000

Stock based compensation	-	-	24,102	-	-	24,102

Net loss	-	-	-	-	(253,621)	(253,621)

Balance, December 31, 2004	6,100,000	610	335,592	-	(378,748)	(42,546)

Contributed services	-	-	48,000	-	-	48,000

Stock based compensation	-	-	24,100	-	-	24,100

Net loss	-	-	-	-	(126,968)	(126,968)

Balance, December 31, 2005	6,100,000	610	407,692	-	(505,716)	(97,414)

Contributed services	-	-	144,000	-	-	144,000

Stock based compensation	-	-	42,162	-	-	42,162

Net loss	-	-	-	-	(245,070)	(245,070)

Balance, December 31, 2006	6,100,000	610	593,854	-	(750,786)	(156,322)

Shares sold for cash at $0.50 per share in November, 2007	1,300,000	130	649,870	-	-	650,000

Shares issued for services	735,000	74	367,426	-	-	367,500

Contributed services	-	-	220,000	-	-	220,000

Stock based compensation	-	-	24,082	-	-	24,082

Exercise of options for cash at $0.003 per share in March and June, 2007	900,000	90	2,610	-	-	2,700

Net loss	-	-	-	-	(691,199)	(691,199)

Balance, December 31, 2007	9,035,000	904	1,857,842	-	(1,441,985)	416,761

Exercise of options for cash at $0.50 per share on March 7,2008	1,000,000	100	499,900	-	-	500,000

Sale of common stock and warrants at $1.00 per share - July and August 2008	2,320,000	232	2,319,768	-	-	2,320,000

Cost of sale of common stock and warrants	-	-	(205,600)	-	-	(205,600)

Shares issued for accrued interest	31,718	3	15,856	-	-	15,859

Shares issued for services	100,000	10	49,990	-	-	50,000

Stock based compensation	-	-	313,743	-	-	313,743

Contributed services	-	-	50,000	-	-	50,000

Beneficial conversion feature of convertible debt	-	-	20,675	-	-	20,675

Net loss	-	-	-	-	(3,326,261)	(3,326,261)

Balance, December 31, 2008	12,486,718	1,249	4,922,174	-	(4,768,246)	155,177

Cumulative effect of change in accounting principle	-	-	(444,161)	-	(290,456)	(734,617)

Warrants issued for extension of debt maturities	-	-	51,865	-	-	51,865

Stock based compensation	-	-	1,530,536	-	-	1,530,536

Common stock issued for services	86,875	10	104,109	-	-	104,119

Sale of common stock and warrants at $1.50 per share - February 2009	466,674	46	667,439	-	-	667,485

Sale of common stock and warrants at $1.50 per share - April 2009	33,334	3	49,997	-	-	50,000

Sale of common stock and warrants at $1.50 per share - June 2009	1,420,895	142	2,038,726	-	-	2,038,868

Sale of common stock and warrants at $1.50 per share - July 2009	604,449	60	838,024	-	-	838,084

Sale of common stock and warrants at $1.50 per share - September 2009	140,002	14	202,886	-	-	202,900

Common stock and warrants issued as payment of placement fees	53,334	5	(5)	-	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	18	174,147	-	-	174,165

Net loss	-	-	-	-	(5,132,827)	(5,132,827)

Balance, December 31, 2009	15,466,446	1,547	10,135,737	-	(10,191,529)	(54,245)

Stock based compensation	-	-	1,165,450	-	-	1,165,450

Sale of common stock and warrants at $1.65 per share - February and March 2010	533,407	53	806,157	-	-	806,210

Sale of common stock and warrants at $2.00 per share - May 2010	1,347,500	135	2,655,365	-	-	2,655,500

Common stock and warrants issued as payment of placement fees	43,632	4	(4)	-	-	-

Common stock issued as payment for patents and license	20,000	2	46,798	-	-	46,800

Common stock and warrants subscribed	-	-	-	611,846	-	611,846

Salaries paid with common stock	43,479	4	99,996	-	-	100,000

Exercise of options and warrants	150,001	15	124,986	-	-	125,001

Reclassification of derivative liability upon exercise of warrants	-	-	86,307	-	-	86,307

Net loss	-	-	-	-	(4,257,839)	(4,257,839)

Balance, December 31, 2010	17,604,465	1,760	15,120,792	611,846	(14,449,368)	1,285,030

Stock based compensation	-	-	1,290,193	-	-	1,290,193

Sale of common stock and warrants at $1.80 per share - January and February 2011	2,241,605	224	4,034,659	(611,846)	-	3,423,037

Sale of common stock and warrants at $1.65 per share - April 2011	1,363,622	136	2,249,839	-	-	2,249,975

Common stock and warrants issued as payment of placement fees	61,498	6	(6)	-	-	-

Common stock and warrants issued as payment of accrued consulting fees	33,334	3	59,997	-	-	60,000

Common stock and warrants issued as payment of consulting fees	152,895	17	532,685	-	-	532,702

Cost of sales of common stock and warrants	-	-	(73,503)	-	-	(73,503)

Net loss	-	-	-	-	(5,714,107)	(5,714,107)

Balance, December 31, 2011	21,457,419	2,146	23,214,656	-	(20,163,475)	3,053,327

Stock based compensation	-	-	365,419	-	-	365,419

Common stock options issued as payment of accrued compensation	-	-	674,130	-	-	674,130

Exercise of options and warrants	412,971	41	493,462	-	-	493,503

Reclassification of derivative liability upon exercise of warrants	-	-	480,541	-	-	480,541

Net loss	-	-	-	-	(5,623,676)	(5,623,676)

Balance, September 30, 2012	21,870,390	$2,187	$25,228,208	$-	$(25,787,151)	$(556,756)

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO SEPTEMBER 30, 2012

(Unaudited)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Nine months ended September 30,		September 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(5,623,676)	$(3,784,203)	$(25,787,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,120	15,121	82,185
Stock based compensation	365,419	1,291,533	5,934,108
Common stock issued for acquisition of license	-	-	28,800
Warrants issued for financing costs	-	-	467,840
Change in fair value of derivative liability	1,029,427	(556,348)	1,989,725
Contributed services	-	-	774,000
Amortization of debt discount	-	-	20,675
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	739,848	413,763	1,624,859

Cash used in operating activities	(3,473,862)	(2,620,134)	(14,864,959)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(15,833)
Acquisition of intangibles	-	-	(194,168)

Cash used in investing activities	-	-	(210,001)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	-	5,673,012	16,974,705
Proceeds from exercise of warrants	493,503	-	618,504
Cost of common stock and warrants sold	-	(70,003)	(73,503)
Proceeds from convertible notes - stockholder	-	-	155,000
Repayments of convertible notes - stockholder	-	-	(50,000)

Cash provided by financing activities	493,503	5,603,009	17,624,706

Net (decrease) increase in cash	(2,980,359)	2,982,875	2,549,746
Cash, beginning of period	5,530,105	3,671,151	-
Cash, end of period	$2,549,746	$6,654,026	$2,549,746

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities:

Common stock options issued as payment of accrued compensation	$674,130	$-
Derivative liability reclassified to equity upon exercise of warrants	480,541	-
Common stock units issued as payment of accrued consulting fees	-	60,000
Common stock units issued as payment of placement fees	-	110,695
Common stock and warrants issued as payment of consulting fees	-	498,701

See accompanying notes to unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND FOR THE PERIOD FROM NOVEMBER 21, 2003

(INCEPTION) TO SEPTEMBER 30, 2012

(Unaudited)

Note 1. Background

GenSpera, Inc. (“we”, “us”, “our company “, “our”, “GenSpera” or the “Company” ) was formed under the laws of the State of Delaware in November 2003 and has its principal office in San Antonio, Texas. We are a pharmaceutical company focused on the discovery and development of prodrug cancer therapeutics for the treatment of solid tumors, including prostate, liver, brain and other cancers.   We plan to develop a series of therapies based on our target-activated prodrug technology platform and further test them through Phase I/II clinical trials. We are currently focused on the clinical development of our lead product candidate, G-202, for which we are completing a Phase Ia/b clinical trial and planning to initiate Phase II studies in prostate and liver cancer. We intend to initiate a Phase II study of G-202 in patients with prostate cancer in the fourth quarter of 2012 and a Phase II study of G-202 in patients with hepatocellular carcinoma in the first quarter of 2013.

Basis of Presentation

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  However, the results from operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited condensed financial statements should be read in conjunction with the December 31, 2011 financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed with the SEC on March 6, 2012.

Development Stage Risks and Liquidity

We are a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. To date, we have generated no sales revenues, have incurred losses and expect to incur significant additional losses as we advance G-202 into Phase II clinical studies. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise as well as those risks associated with a company engaged in the research and development of pharmaceutical compounds. For the period from inception on November 21, 2003 through September 30, 2012, we have an accumulated deficit of $25,787,151.  At September 30, 2012, we had cash on hand of approximately $2,550,000. Based upon current cash flow projections, we believe the Company will have sufficient capital resources to meet projected cash flow requirements through February 2013. We will require additional cash to fund and continue operations beyond that point. We will need to raise significant additional cash to fund the completion of our contemplated Phase II clinical trials in prostate and liver cancers, further development of our product candidates, and general operations. We are actively seeking to raise additional funds through the sale of our equity securities. We may not be able to continue as a going concern if we do not obtain additional financing prior to February 2013.

Note 2. Summary of Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Research and Development

Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. There were 13,274,390 common share equivalents at September 30, 2012 and 12,113,791 at September 30, 2011. For the three and nine months ended September 30, 2012 and 2011, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Fair Value of Financial Instruments

As of September 30, 2012, our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of long term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities. The fair value of the Company’s derivative instruments is determined using option pricing models.

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

The Company had Level 3 fair value measurements of certain of its warrants of $2,283,013 and $1,734,127 at September 30, 2012 and December 31, 2011, respectively.

The table below summarizes the fair values of our financial liabilities as of September 30, 2012:

	Fair Value at
	September 30,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3
Warrant derivative liability	$2,283,013	$—	$—	$2,283,013

	$2,283,013	$—	$—	$2,283,013

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability) for the nine months ended September 30, 2012.

2012
Balance at beginning of year	$1,734,127
Change in fair value of warrant liability	1,029,427
Reclassification to equity upon exercise of warrants	(480,541)
Balance at end of period	$2,283,013

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock-based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3. Capital Stock and Stockholders’ Equity

We are authorized to issue 80,000,000 shares of common stock with a par value of $.0001 per share and 10,000,000 shares of preferred stock with a par value of $.0001 per share.

During the nine months ended September 30, 2012, 375,670 options and warrants were exercised into an equivalent number of common shares. We received proceeds of $493,503 from the exercise of the options and warrants.

During the nine months ended September 30, 2012, 78,333 warrants were exercised on a cashless basis into 37,301 common shares.

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

On March 1, 2012, we granted 39,000 common stock options to a director. The options have an exercise price of $2.95 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $20,907, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.15%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 58%; and (4) an expected life of the options of 0.625 years. During the three and nine months ended September 30, 2012 we have recorded an expense of $5,227 and $12,196, respectively, related to the fair value of the options that vested or are expected to vest.

On May 24, 2012, we granted 63,000 common stock options to a director. The options have an exercise price of $2.55 per share. Of these options, 25,000 vested upon grant and 38,000 will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $38,791, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.185%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 58%; and (4) an expected life of the options of 1 year. During the three and nine months ended September 30, 2012 we have recorded an expense of $5,849 and $23,192, respectively, related to the fair value of the options that vested or are expected to vest.

On June 1, 2012, we granted 18,000 common stock warrants to a consultant. The warrants have an exercise price of $2.55 per share. The warrants will vest monthly over one year. The warrants lapse if unexercised after five years.  During the three and nine months ended September 30, 2012 we have recorded an expense of $6,632 and $8,642 related to the fair value of the options that vested, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 61%; and (4) an expected life of the options of 4.8 years.

On August 13 2012, we granted 38,000 common stock options to a director. The options have an exercise price of $2.85 per share. The options will vest quarterly over one year. The options lapse if unexercised after five years.  The options have a grant date fair value of $19,020, determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.17%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 56%; and (4) an expected life of the options of 0.625 years. During the three and nine months ended September 30, 2012 we have recorded an expense of $2,378 related to the fair value of the options that vested or are expected to vest.

On August 16 2012, we granted 200,000 common stock options to our vice president finance. The options have an exercise price of $2.80 per share. The options vest as follows: 60,000 vested upon grant, 60,000 on the first anniversary, and 80,000 options shall vest upon her becoming a full time employee, if ever, provided such event occurs before August 16, 2014. In the event our vice president finance fails to become a full time employee by such time, the 80,000 options shall automatically terminate. The options lapse if unexercised after seven years.  The options have a grant date fair value of $155,940, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.17%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 58%; and (4) an expected life of the options of 2 years. During the three and nine months ended September 30, 2012 we have recorded an expense of $56,528 related to the fair value of the options that vested or are expected to vest.

On September 24, 2012, we granted 3,100 common stock options to a consultant. The options have an exercise price of $2.92 per share. The options will vest monthly over two months. The options lapse if unexercised after five years.  During the three and nine months ended September 30, 2012 we have recorded an expense of $1,547 related to the fair value of the options that vested, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 61%; and (4) an expected life of the options of 5 years.

During the three and nine months ended September 30, 2012 we recorded expense of $7,128 and $99,787, respectively, related to the fair value of the options granted to our chief executive officer and chief operating officer in prior years that vested.

During the three and nine months ended September 30, 2012 we recorded expense of $47,147 and $161,149, respectively, related to the fair value of the options granted to directors and consultants in prior years that vested or are expected to vest.

Note 4 – Warrant Derivative Liability

During the nine months ended September 30, 2012, 305,670 of our warrants subject to derivative accounting were exercised into common stock. During the three and nine months ended September 30, 2012 we recorded an expense of $3,895 and $187,557, respectively, at the dates of exercise related to the changes in fair value from the beginning of the respective reporting periods to the dates of exercise. As a result of the exercise of the warrants, we have reclassified $480,541 of our warrant derivative liability to paid in capital.

At September 30, 2012, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at September 30, 2012 is $2,283,013. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.175%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 56%; and (4) an expected life of the warrants of 0.75 years. We have recorded an expense of $277,476 and $841,870 during the three and nine months ended September 30, 2012, respectively, related to the change in fair value during those periods.

Note 5 — Subsequent Events

On October 29, 2012, we filed Form RW with the United States Securities and Exchange Commission (SEC) in order to withdraw our Registration Statement on Form S-1 filed on April 24, 2012 with the SEC, as amended, due to unfavorable market conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions.  These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 6, 2012.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business and plan of operations, overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the three and nine month periods ended September 30, 2012 to the comparable periods of 2011.

•	Liquidity and Capital Resources — An analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

Overview

We are a development stage pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors including prostate, liver, brain and other cancers. Our lead drug candidate, G-202, has been evaluated in a Phase Ia dose escalation safety and tolerability study that has progressed into an ongoing Phase Ib dose-refinement study. We intend to initiate a Phase II study of G-202 in patients with prostate cancer in the fourth quarter of 2012 and a Phase II study of G-202 in patients with hepatocellular carcinoma in the first quarter of 2013.

We were incorporated in the State of Delaware in November 2003 and our principal office is located in San Antonio, Texas. Since our inception, we have invested a significant portion of our efforts and financial resources in the development of G-202. G-202 is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed or sold any products. As a result, we have generated no product revenue and have never been profitable. As of September 30, 2012, we had an accumulated deficit of $25,787,000.

We have funded our operations to date primarily with the proceeds from the sale of common stock and warrants. From inception to September 30, 2012, we have received net proceeds from such sales of approximately $17,520,000. We expect to continue to incur substantial additional operating losses until such time, if ever, we generate revenue from sales of our products currently in development. We will need to raise additional cash to continue to fund operations and the development of our product candidates.

Business Strategy

We plan to develop a series of therapies based on our target-activated prodrug technology platform and test them through Phase I/II clinical trials. We are currently focused on the clinical development of G-202 as an intravenously administered infusion drug candidate and we anticipate that Phase II studies will commence in the fourth quarter of 2012. We are also in the early stages of developing an injectable form of G-202 that we believe will be more convenient for both doctors and patients and possibly have a much longer patent life.

Under the planning and direction of key personnel, we expect to outsource all of our preclinical development activities (e.g., toxicology), manufacturing, and clinical development activities to contract research organizations (CROs), and contract manufacturing organizations (CMOs). Manufacturing will be outsourced to organizations with approved facilities and manufacturing practices.

We intend to license or sell our drug candidates to major pharmaceutical companies during or after Phase I/II clinical trials. We believe that major pharmaceutical companies associate significant value in drug candidates that have passed one or more phases of clinical trials, and these organizations have the resources and expertise to finalize drug development and market the drugs. However, if we are not able to license or sell our drug candidate(s) on acceptable terms, or at all, we will need to prepare the Company to be able to proceed into Phase III clinical trials and future sales and marketing operations, or possibly delay or cease further development.

Plan of Operation

We intend to continue to develop and advance G-202 into Phase II clinical trials as more fully described below. We expect to incur approximately $8 million in cash expenditures through 2013 for operations focused solely on completing our G-202 Phase Ib trial and conducting our anticipated Phase II clinical trials in prostate cancer and hepatocellular carcinoma. We estimate that we will require an additional $14 million through 2014 to fully fund proposed operations including completion of the prostate cancer and hepatocellular carcinoma Phase II studies, a third Phase II study, and manufacture of additional G-202 drug supply. Based on our cash at September 30, 2012 we believe we have sufficient monies to fund our operations through February 2013. If we are unable to obtain further capital, we may have to significantly curtail or cease operations.

Development of G-202

To date, we have completed a Phase Ia dose-escalation safety and tolerability study that has continued into a Phase Ib dose refinement study. G-202 has been cleared by the United States Food and Drug Administration, or FDA, and the Medicines and Healthcare products Regulatory Agency, or MHRA, for initiation of our Phase II clinical trial in patients with chemotherapy-naïve, metastatic castrate-resistant prostate cancer. We are also pursuing the initiation of a clinical trial to evaluate G-202 in patients with hepatocellular carcinoma, and evaluating Phase II trial designs in glioblastoma multiforme (a form of brain cancer) and expect to initiate this Phase II study over the next 12 months, assuming we can obtain sufficient funding for the clinical trial.

Phase I Clinical Development of G-202

During 2012 we have been engaged in conducting the Phase I clinical trial of G-202 at: (i) the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins (Michael Carducci, MD as Principal Investigator); (ii) the University of Wisconsin Carbone Cancer Center (George Wilding, MD as Principal Investigator); and (iii) the Cancer Therapy and Research Center at the University of Texas Health Science Center in San Antonio (Devalingam Mahalingam, MD PhD as Principal Investigator). The purpose of our Phase I trial of G-202 is to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of the drug candidate in humans, and to determine an appropriate dosing regimen for subsequent clinical studies. Our Phase I clinical trials consist of both a Phase Ia and Ib portion.

In the Phase Ia portion, 28 patients were treated in eight individual cohorts with each subsequent cohort receiving a higher dose of drug until a Maximum Tolerated Dose, or MTD, was identified. The Phase Ia portion was conducted in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy was intended to facilitate enrollment and perhaps give us a preliminary indication of safety across a wider variety of patients. We treated 28 patients in the Phase Ia portion of the trial at doses ranging from 1.2 mg/m2/dose (approximately 2 mg/dose) up to 88 mg/m2/dose (approximately 150 mg/dose). The drug exposure in patients receiving the higher doses of G-202 falls within the range associated with anti-tumor efficacy in animal models. The MTD of G-202 was identified in this dose escalation portion of the Phase I study.

In our ongoing Phase Ib study, we are evaluating an additional 16 patients to further refine a dosing regimen, obtain more safety data and determine a recommended dose for our anticipated Phase II clinical studies. The Phase Ib portion of the trial is closed to new patient enrollment. As of October 26, 2012, we have treated a total of 44 patients (includes Phase Ia and Ib) and three patients remain on study. Although our Phase I study was not designed to determine the anti-tumor effects of G-202, encouraging signs were observed. The primary endpoints of the study which are to determine the safety, tolerability and pharmacokinetics of the drug have been met and we have determined a dose recommended for the proposed Phase II studies. However, we have not yet initiated the Phase II trials and the final outcomes of the trials are still uncertain.

Phase II Clinical Development of G-202

On July 25, 2012, we obtained clearance from the FDA and, on August 20, 2012, we obtained clearance from MHRA to initiate the Phase II clinical trial entitled “An Open-Label, Single-Arm, Phase 2 Study of G-202 in Patients with Chemotherapy-Naïve Metastatic Castrate-Resistant Prostate Cancer”. The trial is expected to enroll up to 40 patients and will be conducted at up to six sites in the US and UK. This trial will have the advantage of demonstrating approval by European regulatory agencies for the use of G-202 in patients and is expected to commence in the fourth quarter of 2012.

On October 25, 2012 we announced our collaboration with the Statewide Clinical Trials Network of Texas (CTNeT) for the conduct of a Phase II clinical trial in patients with hepatocellular carcinoma (HCC or liver cancer). The clinical trial, entitled “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma”, will enroll up to twenty-nine patients at up to 10 sites in Texas and is expected to commence by the first quarter of 2013.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2011 Annual Report on Form 10-K, Item 7.A. There have been no changes to our critical accounting policies during the nine months ended September 30, 2012.

Result of Operations

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future.

Operating Expenses

Operating expenses for the three and nine months ending September 30, 2012 and 2011 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Operating expenses:
General and administrative	$894,301	$800,708	$2,473,065	$2,326,647
Research and development	599,514	1,057,725	2,126,649	2,280,078
Research and development grant received	-	-	-	(244,479)
Total operating expenses	$1,493,815	$1,858,433	$4,599,714	$4,362,246

General and Administrative Expenses

General and administrative (G&A) expenses totaled $894,301 and $800,708 for the three months ended September 30, 2012 and 2011, respectively. The increase of $93,593 or approximately 12% for the three months ended September 30, 2012 compared to the same period in 2011 was primarily attributable to increases in professional and consulting expenses related to patents, litigation and costs of financing of approximately $223,000, that were partially offset by decreases in stock-based expense of approximately $121,000 related to such costs.

G&A expenses totaled $2,473,065 and $2,326,647 for the nine months ended September 30, 2012 and 2011, respectively. The increase of $146,418 or 6% for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily attributable to increases in professional and consulting expenses related to patents, litigation and costs of financing of approximately $685,000, that were partially offset by decreases in stock-based expense of approximately $490,000 related to such costs.

Research and Development Expenses

Research and development expenses totaled $599,514 and $1,057,725 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $458,211 or 43% for the three months ended September 30, 2012 compared to the same period in 2011 was primarily attributable to decreases in stock-based compensation expense of approximately $143,000 and research and development expense of approximately $320,000 due to a reduction in manufacturing expense, that was partially offset by an increase in clinical trial expense related to our ongoing Phase Ia/b study.

Research and development expenses totaled $2,126,649 and $2,280,078 for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $153,429 or 7% for the nine months ended September 30, 2012, compared to the same period in 2011 was primarily attributable to a decrease in stock-based compensation expense of approximately $200,000, that was partially offset by an increase in research and development expense of approximately $33,000 due to a combination of increases in expenses related to our clinical programs and reductions in manufacturing expense.

Research and Development Grant

During 2010 we were awarded two Federal grants, totaling approximately $489,000, through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects. Of this amount, we received $244,479 during the three months ended March 31, 2011. No comparable grant was received for the three or nine months ended September 30, 2012.

Other Income (Expense)

Other Income (Expense) for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Other income (expense):
(Loss) gain on change in fair value of warrant derivative liability	$(281,371)	$112,389	$(1,029,427)	$556,348
Interest income, net	805	6,805	5,465	21,695
Total other income (expense)	$(280,566)	$119,194	$(1,023,962)	$578,043

(Loss) gain on change in fair value of warrant derivative liability

Change in fair value of warrant derivative liability totaled $281,371 of loss and $112,839 of gain during the three months ended September 30, 2012 and 2011 respectively.

Change in fair value of warrant derivative liability totaled $1,029,427 of loss and $556,348 of gain during the nine months ended September 30, 2012 and 2011 respectively.

The change in the fair value of our warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion on fair value measurement of our warrant derivative liability.

At September 30, 2012, we recalculated the fair value of our remaining warrants subject to derivative accounting and have determined that their fair value at September 30, 2012 is $2,283,013. The value of the warrants was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.175%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 56%; and (4) an expected life of the warrants of 0.75 years.

During the nine months ended September 30, 2012, 305,670 of our warrants subject to derivative accounting were exercised into common stock. As a result of the exercise of the warrants, we have reclassified $480,541 of our warrant derivative liability to paid in capital.

Interest income, net

We had net interest income of $805 and $6,805 for the three months ended September 30, 2012 and 2011, respectively. We had net interest income of $5,465 and $21,695 for the nine months ended September 30, 2012 and 2011, respectively. Interest income results from earnings on deposits with financial institutions, net of interest accrued on stockholder notes.

Liquidity and Capital Resources

Cash at September 30, 2012 was $2,549,746. Based on our current level of expected operating expenditures, we expect to be able to fund our operations through February 2013, assuming we do not incur increases in our planned expenditures, engage in an unplanned transaction or otherwise face unexpected events or contingencies. We will require additional cash to fund and continue our operations beyond that point.

Since inception in 2003, we have incurred operating losses and have a deficit accumulated during the development stage of $25,787,151 at September 30, 2012. We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our drug candidates, or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from the sale of equity offerings, and to meet our future cash requirements, we plan to raise additional funds through the sale of our securities. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are not able to raise additional cash through the sales of our securities, we may be forced to delay, curtail, or cease further development of our product candidates, or seek to sell our product technology or enter into a corporate collaborative relationship or licensing arrangement.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the nine months ending September 30, 2012 and 2011:

	Nine Months
	Ended September 30,
	2012	2011
Cash at beginning of period	$5,530,105	$3,671,151
Net cash used in operating activities	(3,473,862)	(2,620,134)
Net cash provided by financing activities	493,503	5,603,009
Cash at end of period	$2,549,746	$6,654,026

Cash totaled $2,549,746 and $6,654,026 as of September 30, 2012 and 2011, respectively. The decrease of $4,104,280 at September 30, 2012 compared to the same period in 2011 was attributable to an increase in cash used in operations for the nine months ended September 30, 2012 and a decrease in cash raised through the sale of our securities compared to the same period in 2011. There were no activities related to investing activities for the nine months ended September 30, 2012 and 2011.

Net Cash Used in Operating Activities

Net cash used in operating activities was of $3,473,862 and $2,620,134 for the nine months ended September 30, 2012 and 2011, respectively. The increase of $853,728 in cash used for operations during the nine months ended September 30, 2012, compared to the same period in 2011, was primarily attributable to increases in patent, litigation and costs of financing.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $493,503 for the nine months ended September 30, 2012 resulting from the exercise of stock options and warrants, and $5,603,009 for the nine months ended September 30, 2011, resulting from the sale of common stock and warrants.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Vice President Finance and Treasurer (principal accounting officer), carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below, the Chief Executive Officer and Vice President Finance concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the Company’s limited resources and limited number of employees. As a result, management concluded that our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

The Company has recently appointed an experienced Vice President Finance as the Company’s principal accounting officer. The Vice President Finance will undertake a review of the Company’s internal controls over financial reporting and disclosures controls and procedures. Consequently, the Company expects to implement appropriate internal control and disclosure procedures that will address the weaknesses in those areas.

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

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.). In the complaint, GenSpera, as the licensee of the inventions described and claimed in the ‘354 patent and ‘648 patent, sought a declaratory judgment that Annastasiah Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either the ‘354 patent or the ‘648 patent as an inventor. On March 14, 2012, the complaint was served on the defendant. On April 2, 2012, the defendant filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent. On April 26, 2012, GenSpera submitted its response to the counterclaim. On April 27, 2012, the Court issued a scheduling order. Under it, fact discovery was to be completed by October 1, 2012, and expert discovery was to be completed by December 1, 2012. The parties have now concluded fact discovery. On October 18, 2012, the Court held a telephonic hearing concerning GenSpera’s request to move for summary judgment. After hearing argument, the Court indicated that it would be willing to entertain the motion. After the Court rules on GenSpera’s motion for summary judgment, it will set a trial date, to the extent necessary. The outcome of this litigation could materially and adversely affect the validity and ownership of these patents and possibly other related applications. Due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time. On November 1, 2012, Mhaka filed a complaint in the State Circuit Court for Baltimore County, Maryland, naming Genspera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). In the complaint, Mhaka alleges that the defendants engaged in certain common-law torts by conspiring to exclude her wrongly from inventorship on a valid patent. The defendants’ response to the complaint is due on December 3, 2012.

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

We may not be able to continue as a going concern if we do not obtain additional financing or attain profitable operations.

Our ability to continue as a going concern is dependent upon obtaining sufficient financing to fund our operations or alternatively, attaining profitable operations. We have incurred only losses since our inception. Whether and when we can attain profitability is uncertain and dependent on a number of factors including but not limited to the development of our drug candidates. These uncertainties cast significant doubt upon our ability to continue as going concern, because we will be required to obtain additional funds in the future to continue our operations and there is no assurance that we will be able to obtain such funds, through equity or debt financing, or any combination thereof, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

We have not yet generated any product revenues and will need to raise additional capital before the end of the first quarter of 2013 to continue to operate our business.

Since inception in 2003 and through September 30, 2012, we have raised approximately $17,520,000 through the sale of our equity securities. During this same period, we have recorded accumulated deficit totaling $25,787,151. To date, we have generated no product revenues. Until, and unless, we receive complete clinical testing results, submit a marketing application and receive approval from the United States Food and Drug Administration, or the FDA, and other regulatory authorities for our product candidate(s), we cannot sell our compounds and will not generate any revenues from the sale of our products. Currently, our only product candidates in development are G-202 and G-115. Neither of these products is approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and future offerings of our securities. As of September 30, 2012, we had cash of $2,549,746. Based on our current level of expected operating expenditures, we expect to be able to fund our operations through February 2013, assuming we do not incur increases in our planned expenditures, engage in an unplanned transaction or otherwise face unexpected events or contingencies. However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

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

We are an early development stage company and are not profitable and may never be profitable.

Our net losses for the two most recent fiscal years ended December 31, 2011 and 2010 have been $5,714,107 and $4,257,839, respectively. Net losses for the three and nine months ended September 30, 2012 have been $1,774,381 and $5,623,676, respectively. Since inception, we have generated no revenue. We intend to develop our drug candidates through Phase I/II clinical trials, and then license or sell our drug candidates to third parties. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products. Even if we succeed in developing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

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

Our products are in various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval. We have invested a significant portion of our efforts and financial resources in the development of G-202, together with limited pre-clinical development of G-115, and depend heavily on their success. We will need to devote significant additional research and development efforts, financial resources and personnel to develop commercially viable products, obtain regulatory approvals and establish a sales and marketing infrastructure. We may encounter hurdles and unexpected issues as we proceed in the development of G-202 and G-115 and our other product candidates. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

•	we may be unable to enroll sufficient subjects to complete our clinical studies in a timely manner;

•	unexpected safety issues may occur and additional studies or analyses may be required to characterize and understand those issues, or our studies may be terminated by the institutional review boards or the FDA;

•	our product candidates will be deemed ineffective, unsafe or will not receive regulatory approvals;

•	our product candidates will be too expensive to manufacture or market or will not achieve broad market acceptance;

•	others may claim proprietary rights that will prevent us from marketing our product candidates; or

•	our competitors will market products that are perceived as equivalent or superior.

If we fail to develop and commercialize our product candidates, our business will be materially harmed and could fail.

We have a limited operating history and may not be able to effectively operate our business.

Our limited operating history means that there is a high degree of uncertainty in our ability to:

•	develop and commercialize our technologies and proposed products;

•	obtain regulatory approval to commence marketing our products;

•	identify, hire and retain any needed additional management or scientific personnel to develop and implement our product development plans and conduct pre-clinical and clinical testing;

•	manage potential rapid growth with our current limited managerial, operational and financial resources;

•	achieve market acceptance or insurance reimbursement for any of our proposed products, if successfully developed;

•	respond to competition; or

•	operate the business, as management has not previously undertaken such actions as a company.

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

We depend on Craig A. Dionne, PhD, our Chief Executive Officer, to manage and drive the execution of our business plans, develop our products and core technologies and pursue collaborative relationships; the loss of Dr. Dionne would materially and adversely affect our business.

Although we have entered into an employment agreement with Dr. Dionne, there can be no assurance that he will continue to provide services to us. A voluntary or involuntary termination of employment by Dr. Dionne could have a materially adverse effect on our business.

We may be required to make significant payments to members of our management in the event their employment with us is terminated or if we experience a change of control.

We are a party to employment agreements with each of Dr. Dionne and other members of management. In the event we terminate the employment of any of these executives, we experience a change in control or, in certain cases, if such executive terminates his employment with us, such executive will be entitled to receive certain severance and related payments. Additionally, in such instance, certain securities held by Dr. Dionne and other members of management will become immediately vested and exercisable. Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and, accordingly, our ability to execute our business plan which could have a materially adverse effect to our business. Also, these provisions may discourage potential takeover attempts that could be beneficial to our stockholders.

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

As a pre-revenue company engaged in the early development of prodrug cancer therapeutics, our resources are limited and we may experience technical challenges inherent in the early development of these therapeutics. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic efforts compared to our proposed products. Our competitors may develop drugs that are safer, more effective and less costly than our proposed products and, therefore, present a serious competitive threat to us.

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

We have limited experience in marketing, sales or distribution and currently do not intend to develop a sales and marketing infrastructure to commercialize our products. If we develop commercial products, we will need to rely on collaborators, partners, licensees, clinical research organizations or other third parties to support our discovery efforts, and to conduct clinical trials for all or some of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors or other third parties on a commercially reasonable basis, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of our technology over competing technologies and the quality of the pre-clinical and clinical data that we have generated, and the perceived risks specific to generating our product candidates. If we fail to establish such third-party relationships as anticipated, we could experience delays in the commercialization of our products.

Our business is dependent upon securing and importing sufficient quantities of seeds from the plant, Thapsia garganica, that currently grows in very specific locations outside of the United States.

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT is derived from a material called thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica, which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that Thapsia garganica will continue to grow in sufficient quantities to produce an adequate supply of seeds for the production of sufficient quantities of thapsigargin, or that the countries from which we can secure Thapsia garganica will continue to allow Thapsibiza, SL, to collect such seeds and/or export the seeds derived from Thapsia garganica to the United States. The process of importing Thapsia garganica seeds is subject to U.S. import and export laws and controls. Our supply agreement with Thapsibiza, SL (our sole supplier) expires on April 6, 2017. The agreement also provides that either party may extend the agreement for an additional 5 years by providing the other party 30 days’ written notice prior to its expiration. In the event we are no longer able to obtain these seeds in the future, we will not be able to produce our proposed drug and our business will be adversely affected.

We may be required to locate, secure and finance land for cultivation and harvesting of Thapsia garganica to satisfy our needs for clinical development of our therapies.

We believe that we can satisfy our needs for the clinical development of G-202, through completion of Phase III clinical studies, from Thapsia garganica that grows naturally in the wild. In the event G-202 is approved for commercial marketing, our current supply of Thapsia garganica may not be sufficient for the anticipated demand. We estimate that in order to secure sufficient quantities of Thapsia garganica for the commercialization of a product comprising G-202, we will need to secure adequate acreage of land to cultivate and grow Thapsia garganica. We have not yet fully assessed the amount of land or other costs that would be associated with a full-scale farming operation. There can be no assurances that we can secure adequate acres of land, or that even if we are able to do so, that we could grow sufficient quantities of Thapsia garganica to satisfy any commercial objectives that involve G-202. Our inability to secure adequate seeds will result in us not being able to develop and manufacture our proposed drug candidates and will adversely impact our business. Additionally, due to the toxic nature of the plant, our harvesting of Thapsia garganica could be subject to various environmental and/or zoning laws, the violation of which could materially impact our product development.

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

We are exposed to product liability risks, which could place a financial burden upon us, should we be sued.

We have obtained limited product liability insurance coverage for our clinical trials. However, we may not be able to secure or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses we may incur. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business, financial condition and results of operations could be materially adversely affected.

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

We are the subject of litigation related to our intellectual property.

We instituted a declaratory judgment action in the United States District Court of Maryland on March 12, 2012. We, as the licensee, are seeking a declaratory judgment that the current named inventors on U.S. Patent Nos. 7,468,354 and 7,767,648 are the only inventors of the underlying inventions. The outcome of this litigation could materially and adversely affect the validity and ownership of these patents, our license and possibly other related applications. However, because this litigation is in its early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time. See “Legal Proceedings” in this prospectus.

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

Because we operate in the highly technical field of biotechnology and pharmaceutical development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which, we may need to amend clinical trial protocols, informed consents and study budgets. If we experience delays in initiation, conduct or completion of, or if we terminate, any clinical trials due to changes in regulatory requirements/guidance or other unanticipated events, we may incur additional costs, have difficulty enrolling subjects or achieving medical investigator or institutional review board acceptance of the changes and the successful completion of the trial and, ultimately, the commercial prospects for our products may be harmed and our ability to generate product revenue will be delayed, possibly materially.

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

As of October 26, 2012, 28 patients were treated with G-202 in the Phase Ia dose escalation portion of our clinical trial and 16 have been treated in the Phase Ib portion of the trial. The drug exposure in patients receiving the higher doses of G-202 falls within the range associated with anti-tumor efficacy in animal models and the drug appears to be relatively well-tolerated to date. Although our Phase I study was not designed to determine the anti-tumor effects of G-202, encouraging signs were observed; however, we have not completed the trial, we have not evaluated the results of the data from the trial, and therefore, the final outcome of the trial is still uncertain and there can be no assurance that these or any early observations are ultimately valid. Additionally, it is still too early to predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all. Any delay in obtaining, or failure to obtain, such approvals could have a materially adverse effect on the commercialization of our products and the viability of the company. If we are able to obtain regulatory approval for our products and decide to retain the responsibility for producing and marketing the drugs, we will be subject to continuous regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of the promotion and marketing of our products.

We may be unable to begin our Phase II clinical trials of G-202 if we do not have adequate capital, or are unable to receive approval from Institutional Review Boards at potential clinical trial sites.

We have taken steps to initiate Phase II clinical trials in prostate cancer and hepatocellular carcinoma. The commencement of these clinical trials is conditioned upon a number of factors, including: adequate capital to fund the clinical trials and the approval to commence such trials as well as approval of trial design by each trial site’s Institutional Review Board, or IRB (with regard to our US trials). There can be no assurances that we will have sufficient capital, or that we will receive approval by a trial site’s IRB or Multicentre Research Ethics Committee, or MREC in the UK. Our failure to gain such necessary approval or to be able to initiate such clinical trials will materially harm our business.

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

Following regulatory approval of any drugs or therapies we may develop, we will remain subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made available to patients. This would include results from any post marketing tests or vigilance required as a condition of approval. The manufacturer or manufacturing facilities we use to make any of our drug products will also be subject to periodic review and inspection by the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer facility, including withdrawal of the drug from the market. We would continue to be subject to the FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA has approved. If we fail to comply with the applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

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

The Phase I trial of G-202 is ongoing and we plan to initiate two separate Phase II trials with G-202 over the next two calendar quarters. Although our clinical trials are underway, the outcome of the trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we will be unable to commercialize our proposed products. No assurances can be given that our clinical trials will be successful. The failure of such trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

Risks Relating to our Securities

Our common stock price may be particularly volatile because we are a drug development company and may be adversely affected by several factors.

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

We are authorized to issue 80,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock. Any additional stock issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock.

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 80,000,000 shares of common stock and 10,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2012 we have issued and outstanding 21,870,390 shares of common stock and we have 16,147,599 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise of currently outstanding options, warrants and convertible securities. As of September 30, 2012, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 41,982,011 additional shares of common stock and 10,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue will have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Future sales of our common stock could cause our stock price to fall.

Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

As of September 30, 2012, we had 21,870,390 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of September 30, 2012, we had reserved for issuance (i) 250,476 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 8,349,286 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.43 per share; and (iii) 4,674,628 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.79 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. In the case of outstanding convertible notes, warrants and options that have conversion or exercise prices, as the case may be, that are below the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, will harm the market price of our common stock or our ability to raise capital.

The market for our common stock has been illiquid.

Our common stock trades with limited volume on the OTCBB and Pinksheets. Accordingly, although a limited public market for our common stock exists, it is still relatively illiquid compared to that of a seasoned issuer. Any prospective investor in our securities should consider the limited market of our common stock when making an investment decision. No assurances can be given that the trading volume of our common stock will increase or that a liquid public market will ever materialize.

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

As of September 30, 2012 our officers and scientific advisors owned approximately 30% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we come to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish. In addition, in the event any of the analysts who cover us downgrade our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume, if any, to decline.

Our common stock may be considered a “penny stock,” and is subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered a “penny stock.” The principal result or effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock will be subject to the penny stock regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

•	On January 12, 2012, we physically issued LifeTech Capital, a division of Aurora Capital, LLC, a warrant to purchase 25,000 shares of common stock as partial compensation for business advisory services. The warrant vests, in amounts equal to 6,250, on: (i) October 16, 2011; (ii) January 16, 2012; (iii) April 16, 2012; and (iv) July 16, 2012, provided consultant is providing us services on each such vesting date. The warrant has a term of five years, is exercisable for cash and has an exercise price of $1.94 which is subject to adjustment in the event of a stock dividend or split. The warrant was issued pursuant to an advisory agreement entered into on August 16, 2011.

•	On April 2, 2012, we issued 37,301 shares of common stock in connection with the cashless exercise of a common stock purchase warrant.

•	On June 1, 2012, we issued Cameron Associates, Inc., a warrant to purchase 18,000 shares of common stock as partial compensation for investor relations services. The warrant vests, in amounts equal to 1,500, on the last day of each calendar month commencing on the issuance date, provided consultant is providing us services on each such vesting date. The warrant has a term of five years, is exercisable for cash and has an exercise price of $2.55 which is subject to adjustment in the event of a stock dividend or split.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: November 14, 2012	/s/ Craig Dionne
Chief Executive Officer

/s/ Nancy Jean Barnabei
Vice President Finance and Treasurer
(Chief Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Certificate of Amendment of Certificate of Incorporation		S-1	3.01	333-180893	4/24/12

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant dated March 2008 issued to consultant for financial consulting services.		S-1	4.07	333-153829	10/03/08

4.06	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.11	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.12**	2009 Executive Compensation Plan		8-K	4.01	333-153829	9/09/09

4.13	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.14	Form of Securities Purchase Agreement - Jan - Mar 2010 offering		10-K	4.27	333-153829	3/31/10

4.15	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.16	Form of Consultant Warrants issued in May 2010		10-Q	4.18	333-153829	5/14/10

4.17	Form of Securities Purchase Agreement - May 2010		8-K	10.01	333-153829	5/25/10

4.18	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.19**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant		S-8	4.03	333-171783	1/20/11

4.20	Form of Securities Purchase Agreement - January and February of 2011		8-K	10.01	333-153829	1/27/11

4.21	Form of Common Stock Purchase Warrant dated January and February of 2011		8-K	10.02	333-153829	1/27/11

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date
4.22	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement		10-K	4.22	333-153829	3/30/11

4.23	Form of Securities Purchase Agreement dated April 2011		8-K	10.01	333-153829	5/03/11

4.24	Form of Common Stock Purchase Warrant dated April 2011		8-K	10.02	333-153829	5/03/11

4.25**	Form of Executive Deferred Compensation Plan		8-K	99.01	333-153829	7/08/11

4.26	Form of Common Stock Purchase Warrant issued to consultants in December of 2011		10-K	4.26	333-153829	3/06/12

4.27	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012		10-K	4.27	333-153829	3/06/12

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated January 22, 2008		S-1	10.02	333-153829	10/03/08

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

10.10**	Nancy Jean Barnabei Employment Agreement		8-K	10.01	333-153829	8/21/12

10.11**	Nancy Jean Barnabei Proprietary Information, Inventions and Competition Agreement		8-K	10.02	333-153892	8/21/12

10.12**	Nancy Jean Barnabei Indemnification Agreement		8-K	10.03	333-153892	8/21/12

10.13**	Peter E. Grebow Independent Director Agreement		8-K	10.01	333-153892	06/1/12

Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase ***

101.LAB	XBRL Taxonomy Extension Label Linkbase ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase ***

*	Filed herein.

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

***	Furnished herein.

