Form 10-K
period 2012-12-31
GENSPERA INC
filed 2013-03-29
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

 The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrants’ most recently completed second fiscal quarter was $39,267,000. As of March 27, 2013, there were 23,713,040 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

1

GENSPERA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

ITEM 1. BUSINESS

Overview

We are a development stage pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors including prostate, liver, brain and other cancers. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful, plant-derived cytotoxin with a prodrug delivery system that targets release of the drug within the tumor. We believe that, if successfully developed, our cancer prodrug therapies have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current chemotherapy treatments. We plan to develop a series of therapies based on our prodrug technology platform and test them through Phase I/II clinical trials, at which time we intend to license or sell the intellectual property underlying the compounds.

Our primary focus at the present time is the clinical development of our lead compound, G-202, a novel therapeutic agent with a unique mechanism of action. We have completed enrollment in a Phase Ia/Ib dose-escalation safety, tolerability and dose refinement study in which two patients remain on study with stable disease as of March 27, 2013. We are also conducting a Phase II clinical trial to test the utility of G-202 in patients with hepatocellular carcinoma (liver cancer). As of March 27, we treated one patient in this Phase II trial.

We were incorporated in the State of Delaware in November 2003 and our principal office is located in San Antonio, Texas. Since our inception, we have invested a substantial portion of our efforts and financial resources in the development of G-202. G-202 is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed or sold any products. We have generated no revenues from the sale of our product candidates and have experienced substantial net operating losses.

Recent Developments

From December 2012 through March 2013, we offered and sold an aggregate of 1,054,160 units in a private placement, in multiple closings, resulting in gross proceeds of $1.9 million.

On March 14, 2013, the Company announced that the U.S. Food and Drug Administration’s Office of Orphan Products Development granted Orphan Drug Designation to our lead candidate, G-202, for the treatment of hepatocellular carcinoma, the most common form of primary liver cancer.

Strategy

Our Business Strategy

We plan to develop a series of therapies based on our target-activated prodrug technology platform and test them through Phase I/II clinical trials, at which time we intend to license or sell the intellectual property underlying the compounds. We are currently focused on the clinical development of G-202 and have recently initiated a Phase II study in hepatocellular carcinoma. Our capacity to execute our plans as described in this Annual Report is dependent on a number of factors, including the outcome of our ongoing clinical trials as well as our ability to raise sufficient capital. We may also seek to enter collaborative or partnering arrangements to fund or conduct portions of our development plan.

Our current strategy contemplates the following major initiatives:

•	Conducting our hepatocellular carcinoma clinical study entitled, “A Phase II, Multi-Center, Single-Arm Study of G-202 as Second-Line Therapy for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” As of March 27, 2013, one patent has been treated in the study.

•	Conducting a clinical study of G-202 in patients with glioblastoma multiforme (a form of brain cancer). We are currently evaluating protocol design and may enter into a collaborative arrangement to conduct this trial.

•	Conducting our prostate cancer clinical study entitled, “An Open-Label, Single-Arm, Phase 2 Study of G-202 in Patients with Chemotherapy Naïve Metastatic Castrate-Resistant Prostate Cancer.” We have deferred commencement of this study until additional capital is raised or we enter into a collaborative arrangement to conduct this study.

•	Developing an injectable form of G-202. We are currently crafting a development plan and intend to execute such plan if and when sufficient capital is raised to fund development.

Our Clinical Development Strategy

We intend to conduct several Phase II clinical trials to determine the therapeutic efficacy of G-202 in cancer patients. We anticipate that G-202 will be therapeutically effective in a wide range of solid tumor types and have chosen to first evaluate the drug in hepatocellular carcinoma and glioblastoma, both of which have high unmet medical need and we believe a relatively rapid pathway to approval. We also plan to evaluate G-202 in prostate cancer in which we believe there is a very strong scientific rationale for its utility in this disease.

G-202 CLINICAL DEVELOPMENT PIPELINE
Indication	Status
Solid Tumors	Ongoing Phase 1a/b safety, tolerability and dosing refinement study. Closed to further enrollment; 2 patients remain on study.
Hepatocellular Carcinoma (liver cancer)	Ongoing Phase II with one patient treated to date. Received FDA Orphan Drug designation.
Glioblastoma (brain cancer)	Evaluating protocol design and development plan.
Prostate Cancer	Phase II cleared by United States Food and Drug Administration (FDA) and Medicines and Healthcare products Regulatory Agency (MHRA).

Hepatocellular Carcinoma (Liver Cancer)

Primary hepatocellular carcinoma is cancer that forms in the tissues of the liver. Estimates for liver and intrahepatic bile duct cancer in the U.S. for 2013 are about 30,640 new cases and 21,670 deaths. Incidence of hepatocellular carcinoma in the U.S. is rising, principally in relation to the spread of hepatitis C infection. It is the most common cancer in some parts of the world, with more than 1 million new cases diagnosed each year. Hepatocellular carcinoma is potentially curable by surgical resection, but surgery is the treatment of choice for only the small fraction of patients with localized disease. Prognosis depends on the degree of local tumor replacement and the extent of liver function impairment. Treatment options for people with liver cancer are surgery (including liver transplant), ablation, embolization, targeted therapy, radiation therapy, and chemotherapy, for which there is only one approved drug (sorafenib), or a combination of these options. There is no standard therapy for patients with advanced metastatic liver cancer.

Glioblastoma multiforme (a form of brain cancer)

There are approximately 10,000 new cases of malignant glioblastoma diagnosed each year in the United States and despite optimal treatment, the median survival for these patients is only 12 – 15 months. Treatment commonly consists of surgery followed by treatment with radiation and the drug temozolomide. There are a few drugs that have been approved in patients that have recurrent tumors but none have been shown to promote long-term tumor stabilization or survival.

Prostate Cancer

Prostate cancer forms in tissues of the prostate (a gland in the male reproductive system found below the bladder and in front of the rectum).  Other than skin cancer, prostate cancer is the most common cancer in American men and is the second leading cause of cancer death in American men, behind only lung cancer. Estimates for prostate cancer in the U.S. for 2013 are about 238,590 new cases and about 29,720 deaths. About 1 man in 6 will be diagnosed with prostate cancer during his lifetime and occurs mainly in men aged 65 or older, and it is rare before age 40. Depending on the situation, the treatment options for men with prostate cancer may include:  expectant management (watchful waiting) or active surveillance; surgery; radiation therapy; cryosurgery; hormone therapy; chemotherapy; and vaccine treatment.  These treatments are generally used one at a time, although in some cases they may be combined.

Phase I Clinical Development of G-202 – Solid Tumors

During 2011 and 2012, we were engaged in conducting our Phase Ia/b clinical trial of G-202. The purpose of the trial was to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of G-202 in humans, and to determine an appropriate dosing regimen for subsequent clinical studies.

In the Phase Ia portion, 28 patients were treated in eight individual cohorts with each subsequent cohort receiving a higher dose of drug until a Maximum Tolerated Dose (MTD) was identified. The Phase Ia portion was conducted in refractory cancer patients (those who have relapsed after former treatments) with any type of solid tumors. This strategy was intended to facilitate enrollment and provide a preliminary indication of safety across a wider variety of patients with different prior treatment regimens. We treated 28 patients in the Phase Ia portion of the trial at doses ranging from 1.2 mg/m2/dose (approximately 2 mg/dose) up to 88 mg/m2/dose (approximately 150 mg/dose). The drug exposure in patients receiving the higher doses of G-202 falls within the range associated with anti-tumor efficacy in animal models. The MTD of G-202 was identified in this dose escalation portion of the Phase I study.

We further evaluated G-202 in sixteen additional patients in a Phase Ib continuation of the clinical trial. The Phase Ib portion of the trial was designed to further refine a dosing regimen, obtain more safety data and determine a recommended dose for our anticipated Phase II clinical studies. Of these sixteen patients, five were hepatocellular carcinoma (HCC) patients who had tumor progression after previous treatment with sorafenib, which is the only drug approved for this indication. Median progression-free survival in this patient population is eight weeks. As of March 27, 2013 two of these HCC patients, who were enrolled with metastatic disease, remain on study with stable disease at 32 and 43 weeks after initiation of treatment with G-202. Although our Phase I study was not designed to determine the anti-tumor effects of G-202, we view these data as encouraging; however, we have not completed the trial, we have not evaluated the results of the data from the trial, and therefore, the final outcome of the trial is still uncertain and there can be no assurance that these or any early observations are ultimately valid.

Phase II Clinical Development of G-202 – Hepatocellular Carcinoma (Liver Cancer)

In 2012, we obtained clearance from the FDA to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” This trial is being conducted at multiple sites in the U.S. and is expected to enroll up to 29 patients. As of March 27, 2013, one patient was treated in the study.

Development Strategy

Under the planning and direction of key personnel, we expect to continue to outsource all of our preclinical development (e.g., toxicology), manufacturing, and clinical development activities to contract research organizations (CROs) and contract manufacturing organizations (CMOs). Our contract CROs and CMOs are required to comply with federal, state and FDA regulations including Good Manufacturing Practices (cGMP), Good Clinical Practices (GCP), and Good Lab Practices (GLP).

The current form of G-202 is delivered to patients by intravenous infusion, a typical form of delivery for most chemotherapeutic treatments. We have completed preliminary development on an injectable form of G-202 that we believe could add significant value and benefits for: patients (shorter time for drug administration); oncologists (ease of delivery to patient); strengthening our patent portfolio; and enhancing market competitiveness.

Commercialization Strategy

We intend to license or sell the underlying technology of our drug compounds to third parties during or after Phase I/II clinical trials. It is expected that such third parties would then continue to develop, market, sell, and distribute any resulting products. As part of our overall strategic plan, we are exploring our options and actively seeking to engage in a collaborative, strategic and/or licensing arrangement with another pharmaceutical company. If we enter into any such transaction, we may be required to give up certain rights to our technology and control over its future development.

Our Technology

Our approach is to identify specific enzymes that are found at high levels in tumors relative to other tissues in the body. Upon identifying these enzymes, we attempt to create a peptide that is recognized predominantly by those enzymes in the tumor and not by enzymes in normal tissues. We then use the peptide as the masking/targeting agent and attach it to our “cytotoxin” to create a prodrug. We believe that this double layer of recognition adds to the tumor-targeting found in our prodrugs.

Cytotoxin—Thapsigargin

Thapsigargin is a cytotoxin found within the seeds of Thapsia garganica, a plant that grows wild in the Mediterranean region. This cytotoxin has been found to kill cancer cells independent of growth rate (fast-, slow- and non-dividing cells) and is the active toxic ingredient contained in our prodrugs. Thapsigargin is a potent inhibitor of the intracellular sarcoplasmic/endoplasmic reticulum calcium adenosine triphosphastase (SERCA) pump protein, consequently causing calcium levels to rise significantly and trigger apoptosis (cell death). We chemically modify thapsigargin to create the molecule, 12ADT, that retains all the potent cell-killing attributes of thapsigargin and, unlike thapsigargin, contains a new structure that can be coupled to a masking/targeting agent. Our prodrugs are manufactured by attaching a specific peptide to 12ADT.

Masking/Targeting Agent

We use peptides to mask the cytotoxin and target the tumor (masking/targeting agents). Peptides are short strings of amino-acids, the building blocks of many components found in cells. When attached to 12ADT, they have the potential to make the cytotoxin inactive and once the peptide is removed from 12ADT, the cytotoxin is active again. Our technology attempts to take advantage of the fact that the masking peptides can be removed by chemical reactors in the body called enzymes, and that the recognition of particular peptides by particular enzymes can be very specific. The peptides also make 12ADT soluble in blood. When the masking peptide is removed, 12ADT returns to its natural insoluble state and precipitates directly into nearby tumor cells.

Our Prodrug Therapies

Cancer chemotherapy involves treating patients with cytotoxic drugs (compounds or agents that are toxic to cells). Chemotherapy is often combined with surgery or radiation in the treatment of early-stage disease and it is the preferred, or only, treatment option for many forms of cancer in later stages of the disease. However, major drawbacks of chemotherapy include, but are not limited to:

•	Side effects — non-cancer cells in the body are also affected, often leading to serious side effects, which may include the destruction of bone marrow, damage to digestive tract cells, and hair loss.

•	Incomplete tumor kill — many of the leading chemotherapeutic agents act during the process of cell division and may be effective on tumors comprised of rapidly-dividing cells, but are much less effective on tumors that contain slowly dividing cells.

•	Resistance — tumors will often develop resistance to current drugs after repeated exposure, thereby limiting the effectiveness of such therapies over multiple dosing.

Prodrug chemotherapy is a relatively new approach to cancer treatment that is being explored as a means of delivering higher concentrations of cytotoxic agents at the tumor location while avoiding or decreasing toxicity in the rest of the body. An inactive form of a cytotoxin is administered to the patient. The prodrug is converted into the active cytotoxin preferentially at the tumor site. Based on our testing of animal cancer models, as well as our ongoing Phase I clinical trial, we believe that our lead compound, G-202, may overcome a number of drawbacks associated with current cancer drugs, including:

•	Reduced side effects — our lead compound, G-202, appears to be well-tolerated in cancer patients with reduced side effects compared to traditional chemotherapeutic agents, particularly exhibiting significantly less or no effect on the patient’s bone marrow.

•	Cell-killing activity — our prodrugs have been shown in animal cancer models to kill slowly-dividing, non-dividing, as well as rapidly-dividing cancer cells.

•	Lack of acquired drug resistance — testing in animal models of cancer indicated no development of resistance to G-202 after multiple cycles of treatment with G-202

As a result of our Phase I clinical trials, as well as observations in animal cancer models, we have advanced G-202 into Phase II clinical trials.

Our Prodrug Development Candidates

We currently have identified four prodrug candidates based on our technology, as summarized in the table below. At this time we are focused exclusively on the clinical development of G-202 and have deferred further development of the other prodrug candidates.

Prodrug Candidate	Activating Enzyme	Target Location of Active Enzyme	Status
G-202	Prostate Specific Membrane Antigen (PSMA)	The blood vessels of most solid tumors	• Phase II

G-115	Prostate Specific Antigen (PSA)	Prostate cancers	• Pilot toxicology completed • Limited pre-clinical development

G-114	Prostate Specific Antigen (PSA)	Prostate cancers	• Validated efficacy in pre-clinical animal models (Johns Hopkins University)

G-301	Human glandular kallikrein 2 (hK2)	Prostate cancers	• Validated efficacy in pre-clinical animal models (Johns Hopkins University)

The enzymes that we target with our prodrugs are found in very specific places within the body and within the tumors. Our lead drug candidate, G-202, is activated by the enzyme Prostate Specific Membrane Antigen, or PSMA, which is found in prostate epithelial cells in the normal prostate, in prostate cancer cells, and in vascular endothelial cells (blood vessels) found in almost all solid tumors. Thus, we expect that G-202 may be used in the treatment of almost all solid tumors. Importantly, we anticipate that G-202 may work by destroying the tumor vasculature, thus starving the tumor to death.

G-115 is activated by the enzyme Prostate Specific Antigen, or PSA, which is secreted by prostate epithelial cells in the normal prostate and by prostate cancer cells. PSA is found in the bloodstream and is a known tumor marker for prostate cancer, but it is inactive in the bloodstream due to potent binding by a protein inhibitor. However, PSA is enzymatically active on the surface of prostate cancer cells as it is being secreted and this activity forms the basis for tumor targeting with G-115. G-301 is activated by the enzyme Human Glandular Kallikrein 2, or hK2, which is secreted by prostate epithelial cells in the normal prostate and by prostate cancer cells. The enzyme hK2 is found in the bloodstream and is known as a tumor marker for prostate cancer but it is inactive in the bloodstream due to potent binding by a protein inhibitor. However, hK2 is enzymatically active on the surface of prostate cancer cells as it is being secreted and this activity forms the basis for tumor targeting with G-301. Both G-115 and G-301 are believed to be useful in the treatment of prostate cancers only and not to be useful for the treatment of other cancers.

Market and Competitive Considerations

The table below summarizes a number of the potential U.S. target markets for our proposed drug candidates:

	2013 Estimated Number of
Cancer Type	New Cases	Deaths
Prostate	238,590	29,720
Breast	232,340	39,620
Liver & intrahepatic bile duct	30,640	21,670
Brain & other nervous system	23,130	14,080
Source: CA Cancer J. Clin 2013; 63: 11-30

The Therapeutic Opportunity for Our Drug Candidates

We believe that current anti-angiogenesis drugs (drugs that disrupt the blood supply to tumors) validate the clinical approach and market potential of our drug candidate, G-202. Angiogenesis is the physiological process involving the growth of new blood vessels from pre-existing vessels and is a normal process in growth and development, as well as in wound healing. Angiogenesis is also a fundamental step in the development of tumors from a clinically insignificant size to a malignant state because no tumor can grow beyond a few millimeters in size without the nutrition and oxygenation that comes from an associated blood supply. Interrupting this process has been targeted as a point of intervention for slowing or reversing tumor growth. An example of an anti-angiogenic approach is the FDA approved drug, Avastin™, a monoclonal antibody that inhibits the activity of Vascular Endothelial Growth Factor, which is important for the growth and survival of endothelial cells.

Avastin and other anti-angiogenic drugs have only a limited therapeutic effect with increased median patient survival times of only a few months. Our approach is designed to destroy both the existing and newly growing tumor vasculature, rather than just block new blood vessel formation. We anticipate that this approach will lead to a more immediate collapse of the tumor’s nutrient supply and consequently an enhanced rate and degree of tumor destruction.

Competition

The pharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Although we are not aware of any competitor who is developing a drug that is designed to destroy both the existing and newly growing tumor vasculature in a manner similar to our drug candidates, there are several marketed drugs and drugs in development that attack tumor-associated blood vessels to some degree. For example, Avastin™ is a marketed product that acts predominantly as an anti-angiogenic agent. Zybrestat™ is another drug in development that is described as a vascular-disrupting agent that inhibits blood flow to tumors. NexavarTM and SutentTM are two other approved drugs that appear to work in part through anti-angiogenic mechanisms. It is impossible to accurately ascertain how well our drugs will compete against these or other products that may be in the marketplace until we have more complete human patient data for comparison.

Intellectual Property

We regard the protection of patents and other intellectual property rights that we own or license as critical to our business and competitive position. To protect our intellectual property, we rely on patent, trade secret and copyright law, as well as confidentiality, nondisclosure, assignment of invention and other contractual arrangements with our officers, directors, employees, consultants, investigators, clinical trial sites, contractors, collaborators and other third parties to whom we disclose confidential information. Our policy is to pursue patent applications on inventions and discoveries that we believe are commercially important to the development and growth of our business. We solely own or have exclusive licenses to all of our patents and patent applications.

Our pipeline currently includes four prodrug product candidates: G-202 (solid tumors); and G-114, G-115 and G-301 (prostate cancer). Our patent portfolio is currently composed of: 9 issued U.S. patents; 6 pending U.S. non-provisional patent applications; 3 pending U.S. provisional patent applications; 1 pending Patent Cooperation Treaty, or PCT, application; and 1 pending European patent application (also registered in Hong Kong), which relates to the PCT application.

The 9 issued U.S. patents, which expire between 2018 and 2026, contain claims directed to: peptide specific prodrugs (targeting hK2, PSA, PSMA); thapsigargin derivatives; methods of making the same; and, methods of treatment using the same. The U.S. provisional and non-provisional patent applications cover: additional peptide specific prodrugs (targeting fibroblast activation protein-alpha, “FAP”); injectable formulations of peptide prodrugs (PSMA, PSA, hK2, and FAP); methods for producing the same; and methods of treatment using the same. If allowed, these applications would expire between 2027 and 2034. The pending PCT, and its European Union and U.S. counterparts, contain claims directed to compositions and methods for detecting and imaging cancer, and if issued, expire in 2030.

When appropriate, we plan to continue to seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe would provide us with a competitive advantage. We expect to be able to accomplish this by filing and maintaining patent applications for discoveries we make, either alone or in collaboration with scientific collaborators and strategic partners. Typically, we plan to file patent applications in the United States as well as foreign countries, where applicable. In addition, we may obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interest.

In addition to and separate from patent protection, G-202 for the treatment of hepatocellular carcinoma has been granted orphan drug designation under the Orphan Drug Act of 1983, as amended, which was enacted to provide incentives to pharmaceutical companies who create treatments for rare diseases. It does so by granting seven years of exclusivity after approval of a drug in the rare disease, or "orphan" indication. During the seven year period, the FDA may not grant marketing authorization (e.g. to a generic manufacturer) for the same drug for the orphan indication.

We are currently involved in legal proceedings related to certain of our licensed patents. See “Legal Proceedings” below.

Manufacturing and Supply

We do not plan to develop company-owned or company-operated manufacturing facilities. We outsource all drug manufacturing to contract manufacturers that are required to operate in compliance with cGMP. We may also seek to refine the current manufacturing process in order to achieve improvements in efficiency, costs, purity and the like as well as address different drug formulations to achieve improvements in stability and/or drug delivery.

Supply of Raw Materials — Thapsibiza SL

To our knowledge, there is only one commercial supplier of Thapsia garganica seeds. In April 2007, we obtained the proper permits from the U.S. Department of Agriculture (the USDA) for the importation of Thapsia garganica seeds. In April 2012, we entered into a five year sole source agreement with Thapsibiza, SL. Either party can extend the agreement for an additional five years by providing 30 days written notice prior to the expiration date. Pursuant to the terms of the agreement, Thapsibiza, SL has agreed to exclusively provide us Thapsia garganica seeds while we retain the right to seek additional suppliers. The agreement requires us to purchase minimum quantities of seeds per harvest period.

Long-term Supply of Raw Materials

We believe that we presently have sufficient supply of Thapsia garganica seeds in storage that we anticipate needing to complete our clinical trials as currently planned. However, in order to secure a long-term, stable supply of thapsigargin starting material, we are engaged in two ongoing research projects, including traditional cultivation and metabolic engineering of moss cells.

We are funding an ongoing Thapsia garganica cultivation project with Thapsibiza, SL. It is known that thapsigargin is produced in the various parts of the plant and we are evaluating the most cost-effective way to produce thapsigargin, whether it is extracted from seedlings, early roots, stems and/or shoots or from seeds of the mature plant. Reliable germination methods are established and transfer of plantings from greenhouse to fields appears straightforward. At the current time, we believe traditional cultivation, farming and harvesting of Thapsia garganica is the most reliable and straightforward source of thapsigargin starting material.

We are also co-funding a moss project at the University of Copenhagen. A major goal of the project entitled SPOTLight (Sustainable Production of Thapsigargin using Light) is to produce thapsigargin in high yields in genetically modified moss cells thus enabling an inexpensive year-round supply of thapsigargin for drug manufacturing. The SPOTLight project is primarily funded by a DKK 18.3M (approximately $3.5M USD) grant from The Danish Council for Strategic Research and is directed by Dr. Soren Brogger Christensen, Professor at the University of Copenhagen, member of our Scientific Advisory Board and the scientist responsible for the initial isolation and characterization of thapsigargin. We have agreed to co-fund the project to a total sum of $100,000 paid in four annual installments of $25,000, the last of which is due in 2013. Under the terms of the agreement, we have obtained an exclusive, milestone- and royalty-free, fully paid license to the resulting moss cell lines necessary to generate thapsigargin or its chemical precursors. We recognize that this is an ambitious project and that the goal of having a thapsigargin-producing cell line may not be reached. However, even if the project can only generate cell lines that produce chemical precursors of thapsigargin, this might form the basis of a semi-synthetic route to thapsigargin on a commercially viable scale.

Governmental Regulations

FDA Approval Process

Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as part of an IND application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to assess safety, tolerability and to evaluate the pattern of drug distribution within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety, in which case it is referred to as a Phase I/II trial.) In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. All adverse events must be reported to the FDA. Monitoring of all aspects of the study to minimize risks is a continuing process.

The results of the preclinical and clinical testing on non-biologic drugs and certain diagnostic drugs are submitted to the FDA in the form of a New Drug Application (NDA) for approval prior to commencement of commercial sales. In responding to an NDA submission, the FDA may grant marketing approval, may request additional information, may deny the application if it determines that the application does not provide an adequate basis for approval, and may also refuse to review an application that has been submitted if it determines that the application does not provide an adequate basis for filing and review. There can be no assurance that approvals would be granted on a timely basis, if at all, for any of our proposed products.

European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries is necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (EU), and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

Orphan Drug Designation

We have been granted orphan drug designation by the FDA for G-202 in hepatocellular carcinoma. The Orphan Drug Act provides incentives to encourage pharmaceutical companies to development drugs for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation, or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven year exclusive marketing period in the U.S. for that drug product in a certain disease as well potential tax credits and waiver of certain user fees.

Other Regulations

We are also subject to various U.S. federal, state, local and international laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our business. Additionally, we are subject to regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and Securities and Exchange Commission regulations. We cannot accurately predict the extent of government regulation which might result from future legislation or administrative action.

Scientific Advisory Board

We have access to a number of academic and industry advisors with expertise in clinical and pharmaceutical development. Members of our Scientific Advisory Board, or SAB, meet with our management and key scientific employees on an ad hoc basis to provide advice in their respective areas of expertise and further assist us by periodically reviewing with management our preclinical and clinical activities. The members of our SAB are Søren Brøgger Christensen, PhD, Samuel R. Denmeade, MD, and John T. Isaacs, PhD. Our SAB members possess deep insight into our technologies and our drug candidate’s mechanism of action which is instrumental in advancing our clinical and development programs. Our SAB members have already made significant contributions to our current clinical development programs, providing input on trial protocols and endpoint design. In connection with a member’s retention on our SAB, we have entered into confidentiality agreements as well as assignment of invention agreements, subject to the member respective obligations and responsibilities to any institution or institutions at which they are employed.

Employees

As of December 31, 2012 we employed 2 full-time and 1 part-time individuals who are also our executive officers, all of whom hold advanced degrees. In addition, from time to time on an as needed basis, we contract with approximately 12 consultants to assist in activities related to our operations and research and development plan.

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing by September 2013.

Our cash and cash equivalents balance at December 31, 2012 was $2.3 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations through September, 2013. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing would be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, or cease operations altogether or file for bankruptcy. Any such change may materially harm our business, financial condition, and operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2012 financial statements expressed an opinion that our Company’s capital resources as of the date of their Audit Report are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means any persons purchasing shares will lose their entire investment in our Company.

We are an early development stage company, have no product revenues, are not profitable and may never be profitable.

Since inception in 2003 and through December 31, 2012, we have raised approximately $17.7 million through the sale of our securities. During this same period, we have recorded accumulated deficit totaling approximately $27.1 million. Our net losses for the two most recent fiscal years ended December 31, 2012 and 2011 were $6.9 million and $5.7 million, respectively. None of our products in development have received approval from the FDA or other regulatory authorities; we have no sales and have never generated product revenues nor expect to for years, if at all. Currently, our only product candidate in development is G-202 which is being tested in Phases I and II clinical trials. We expect to incur significant operating losses for the foreseeable future as we continue research and clinical development of our product candidates. Accordingly, we need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

We intend to develop our drug candidates through Phase I/II clinical trials, and then seek to license or sell the underlying technology of our drug candidates to third parties. It is expected that such third parties would then continue to develop, market, sell, and distribute the resulting products. Even if we succeed in developing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all.

All of our product candidates are in an early stage of development and we may never succeed in developing and/or commercializing them. If we are unable to commercialize G-202 or any of our other product candidates, or if we experience significant delays in doing so, our business may fail.

Our products are in various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval. We have invested a significant portion of our efforts and financial resources in the development of G-202, together with limited pre-clinical development of G-115. We depend heavily on the success of G-202. We will need to devote significant additional research and development efforts, financial resources and personnel to develop commercially viable products, obtain regulatory approvals and establish a sales and marketing infrastructure. We may encounter hurdles and unexpected issues as we proceed in the development of G-202 and our other product candidates. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

•	we may be unable to enroll sufficient subjects to complete our clinical studies in a timely manner;

•	unexpected safety issues may occur and additional studies or analyses may be required to characterize and understand those issues, or our studies may be terminated by the institutional review boards or the FDA;

•	our product candidates may be deemed ineffective, unsafe or will not receive regulatory approvals;

•	our product candidates may be too expensive to manufacture or market or will not achieve broad market acceptance;

•	others may claim proprietary rights that may prevent us from marketing our product candidates; or

•	our competitors may market products that are perceived as equivalent or superior.

If we fail to develop and commercialize our product candidates, our business would be materially harmed and could fail.

We have only three employees and a limited operating history and may not be able to effectively operate our business.

Our limited staff and operating history means that there is a high degree of uncertainty in our ability to:

•	develop and commercialize our technologies and proposed products;

•	obtain regulatory approval to commence marketing our products;

•	identify, hire and retain any needed additional management or scientific personnel to develop and implement our product development plans and conduct pre-clinical and clinical testing;

•	manage potential rapid growth with our current limited managerial, operational and financial resources;

•	achieve market acceptance or insurance reimbursement for any of our proposed products, if successfully developed;

•	respond to competition; or

•	operate the business, as management has not previously undertaken such actions as a company.

No assurances can be given as to exactly when, if at all, we would be able to fully develop, and take the necessary steps to derive any revenues from our proposed products candidates.

Raising capital may be difficult as a result of our limited operating history.

When making investment decisions, investors typically look at a company’s historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our limited operating history makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are acceptable. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

Risks Related to Commercialization

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

As a pre-revenue company engaged in the early development of prodrug cancer therapeutics, our resources are limited and we may experience technical challenges inherent in the early development of novel therapeutics. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic efforts compared to our proposed products. Our competitors may develop drugs that are safer, more effective and less costly than our proposed products and, therefore, present a serious competitive threat to us.

The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our proposed products, even if commercialized. Many of our targeted diseases and conditions can also be treated by other medications and treatments. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of other competing drugs may limit the potential for our proposed products, even if commercialized.

Our proposed products may not be accepted by the health care community.

Our proposed products, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to utilize them. We are attempting to develop products that are likely to be first approved for marketing as a treatment for late stage cancer where there is no truly effective standard of care. If approved for use in late stage cancer, our proposed products might then be evaluated in earlier stages where they could represent a substantial departure from established treatment methods and would most likely compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. It is too early in the development cycle of our proposed products for us to accurately predict our major competitors. The degree of market acceptance of any of our developed products depends on a number of factors, including but not limited to:

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

There can be no assurance that such reimbursement would be available at all or without substantial delay, or if such reimbursement is provided, that the approved reimbursement amounts would be sufficient to support demand for our services at a level that would be profitable. If the health care community does not accept our products, our business could be materially harmed.

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

Risks Related to Manufacturing Our Product Candidates

We intend to rely exclusively upon third-party FDA-regulated manufacturers and suppliers for our products.

We currently have no internal manufacturing capability, and intend to rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, failure to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. Should we be forced to manufacture our products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or procure third party suppliers for raw materials. In the event we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, we cannot give any assurance that any contract manufacturers or suppliers that we select would be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize some or all of our product candidates.

Our business plan relies heavily on third party collaborators, partners, licensees, clinical research organizations or other third parties to support our discovery efforts, and to conduct clinical trials for all or some of our product candidates. We cannot guarantee that we are able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors or other third parties on a commercially reasonable basis, if at all. Additionally, to commercialize our products, we intend to rely on third party licensees or the outright sale of our proposed products to a major pharmaceutical partner. Our ability to successfully negotiate such agreements depends on, among other things, potential partners’ evaluation of our technology over competing technologies and the quality of the pre-clinical and clinical data that we have generated, and the perceived risks specific to generating our product candidates. If we fail to establish such third-party relationships as anticipated, we could experience delays in the commercialization of our products.

Our business is dependent upon securing and importing sufficient quantities of seeds from the plant, Thapsia garganica, that currently grows in very specific locations outside of the United States.

The therapeutic component of our products, including our lead compound G-202, is referred to as 12ADT. 12ADT is derived from a material called thapsigargin. Thapsigargin is derived from the seeds of a plant referred to as Thapsia garganica, which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that Thapsia garganica would continue to grow in sufficient quantities to produce an adequate supply of seeds for the production of sufficient quantities of thapsigargin, or that the countries from which we can secure Thapsia garganica continue to allow Thapsibiza, SL, to collect such seeds and/or export the seeds derived from Thapsia garganica to the United States. The process of importing Thapsia garganica seeds is subject to U.S. import and export laws and controls. Our supply agreement with Thapsibiza, SL (our sole supplier) expires on April 6, 2017.

The agreement also provides that either party may extend the agreement for an additional 5 years by providing the other party 30 days’ written notice prior to its expiration. In the event we are no longer able to obtain these seeds in the future, we may not be able to produce our proposed drug and our business could be adversely affected.

We may be required to locate, secure and finance land for cultivation and harvesting of Thapsia garganica to satisfy our needs for clinical development of our therapies.

We believe that we can satisfy our needs for the clinical development of G-202, through completion of Phase III clinical studies, from Thapsia garganica that grows naturally in the wild. In the event G-202 is approved for commercial marketing, our current supply of Thapsia garganica may not be sufficient for the anticipated demand. In in order to secure sufficient quantities of Thapsia garganica for the commercialization of a product comprising G-202, we would need to secure adequate acreage of land to cultivate and grow Thapsia garganica. We have not yet fully assessed the amount of land or other costs that would be associated with a full-scale farming operation. There can be no assurances that we would be able to secure adequate acres of land, or that even if we are able to do so, that we could grow sufficient quantities of Thapsia garganica to satisfy any commercial objectives that involve G-202. Our inability to secure adequate seeds will result in us not being able to develop and manufacture our proposed drug candidates and could adversely impact our business. Additionally, due to the toxic nature of the plant, our harvesting of Thapsia garganica could be subject to various environmental and/or zoning laws, the violation of which could materially impact our product development.

The synthesis of 12ADT must be conducted in special facilities.

We are required to manufacture the 12ADT that is to be used in our clinical trials in FDA approved facilities. There are a limited number of manufacturing facilities qualified to handle and manufacture toxic therapeutic agents and compounds. This limits the potential number of possible manufacturing sites for our therapeutic compounds derived from Thapsia garganica. No assurances can be provided that these facilities would be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for the manufacturing of our therapeutic compounds, we may not be able to complete our clinical trials and our business and future prospects would be adversely affected.

Our current manufacturing process requires acetonitrile, which in the past has been in short supply.

The current manufacturing process for our compounds requires the common solvent acetonitrile. From late 2008 through 2009 there was a worldwide shortage of acetonitrile for a variety of reasons. We observed during that time that the available supply of acetonitrile was of variable quality, some of which was not suitable for our purposes. If we are unable to successfully change our manufacturing methods to avoid the reliance upon acetonitrile, we may incur longer production timelines and increased production costs in the future if such shortage reoccurs, which would harm our financial results. In an extreme case this situation could adversely affect our ability to manufacture our compounds altogether, thus adversely impacting our future operations.

Our therapeutic compounds have not been subjected to large scale manufacturing procedures and may not be able to be manufactured profitably on a large enough scale to support late stage clinical trials or commercialization.

To date, our proposed products have only been manufactured at a scale which is adequate to supply our research activities and early stage clinical trials. There can be no assurance that the current procedures used to manufacture our proposed products would work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient commercial quantities, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

Risks Relating to our Intellectual Property

Our competitive position is contingent upon the production of our intellectual property and we may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including our issued and applied for U.S. and foreign patents as well as our licenses, as the foundation of our business. If our intellectual property rights are challenged, no assurances can be given that our patents or licenses would survive claims alleging invalidity or infringement on other patents and/or licenses. In addition, disputes may arise regarding inventorship of our intellectual property. It is possible that our products may be infringing upon existing patents that we are currently unaware of. As the number of participants in the market place grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved. Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed. In addition, during the course of patent litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business or result in the public disclosure of confidential information. The occurrence of any of the foregoing could materially impact our business.

We are the subject of litigation related to our intellectual property.

We instituted a declaratory judgment action in the United States District Court of Maryland on March 12, 2012. We, as the licensee, are seeking a declaratory judgment that the current named inventors on U.S. Patent Nos. 7,468,354 and 7,767,648 are the only inventors of the underlying inventions. On November 1, 2012, the defendant in the case filed a complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). The complaint, alleges certain common-law torts by conspiring to exclude her wrongly from inventorship on a valid patent. The outcome of the above mentioned litigation could materially and adversely affect our business. However, because this litigation is in its early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time. See “Legal Proceedings” in this Annual Report.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use of, our technology.

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights. If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court might decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court refuses to stop the other party on the ground that such other party’s activities do not infringe our rights in these patents.

Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court would order us to pay the other party treble damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

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

Because we operate in the highly technical field of biotechnology and pharmaceutical development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others do not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultant and service providers to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us are our property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ and hire as consultants individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may not be able to adequately protect our intellectual property.

Considerable research with regard to our technologies has been performed in countries outside of the United States. The laws in some of those countries may not provide protection for our trade secrets and intellectual property. If our trade secrets or intellectual property are misappropriated in those countries, we may be without adequate remedies to address the issue. Additionally, we also rely on confidentiality and assignment of invention agreements to protect our intellectual property. These agreements provide for contractual remedies in the event of misappropriation. We do not know to what extent, if any, these agreements and any remedies for their breach would be enforced by a foreign or domestic court. In the event our intellectual property is misappropriated or infringed upon and an adequate remedy is not available, our future prospects would greatly diminish.

Additionally, prosecuting and maintaining intellectual property (particularly patent) rights are very costly endeavors. We do not know whether legal and government fees would increase substantially and therefore are unable to predict whether cost may factor into our intellectual property strategy.

Risks Relating to Marketing Approval and Government Regulations

Thapsia garganica and thapsigargin are highly toxic and we may be liable for any contamination or injury we may cause or any environmental and safety law we may violate.

The therapeutic component of our products, including our lead product G-202, is derived from the natural product, thapsigargin, which is isolated from the seeds of the plant Thapsia garganica. Both thapsigargin, as well as seeds of Thapsia garganica, are highly toxic. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures and the handling of toxic materials. We may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations. Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the clean-up of toxic substances could subject us to significant liabilities, including joint and several liabilities under certain statutes. Although we feel this risk may be minimized through our use of third parties, it is possible that the employees of such contractors could suffer medical issues related to the handling of these toxic agents and subsequently seek compensation from us via, for example, litigation. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. No assurances can be given, despite our contractual relationship with the third-party contractor, that we would not be the subject of litigation related to the handling of Thapsia garganica and the natural product thapsigargin. Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations, which would adversely affect our business.

We are dependent upon third parties to develop our product candidates, and such parties are, to some extent, outside of our control.

We depend upon independent contract research organizations, investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These individuals and/or entities are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If these third parties fail to devote sufficient time and resources to our programs, or if their performance is substandard, the development of our drug candidates and corresponding FDA approval could be delayed or fail entirely.

Data obtained from clinical trials are susceptible to varying interpretations and may not be sufficient to support approval by the FDA, which could delay, limit or prevent regulatory clearances.

The design of our clinical trials is based on many assumptions about the expected effect of our product candidate and if those assumptions are incorrect, the clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of early clinical trials. Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that may be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. Our products may not prove to be safe and effective in clinical trials and may not meet all regulatory requirements needed to receive regulatory approval. The resulting delays to commercialization could materially harm our business. Our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, which may result in necessary changes to clinical trial protocols, informed consents and study budgets, which could result in increased costs to us, delay our development timeline or reduce the likelihood of successful completion of the clinical trial or product development.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which, we may need to amend clinical trial protocols, informed consents and study budgets. If we experience delays in initiation, conduct or completion of, or if we terminate, any clinical trials due to changes in regulatory requirements/guidance or other unanticipated events, we may incur additional costs, have difficulty enrolling subjects or achieving medical investigator or institutional review board acceptance of the changes and the successful completion of the trial and, ultimately, the commercial prospects for our products may be harmed and our ability to generate product revenue could be delayed, possibly materially.

The process to obtain FDA approval for a new drug is very costly and time consuming and if we cannot complete our clinical trials in a timely or cost-effective manner, our results of operations may be adversely affected.

The costs of clinical trials may vary significantly over the life of a project owing, but not limited to the following:

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. Our products are subject to extensive regulation and/or acceptance by numerous governmental authorities in the United States, including the FDA, and authorities in other countries. Most of our products require governmental approval before they can be commercialized. If we are unable to obtain regulatory approvals for our products at all or in a timely manner, we may not be able to grow as quickly as expected, or at all, and the loss of anticipated revenues could reduce our ability to fully fund our operations and to otherwise execute our business plan. Our failure to receive the regulatory approvals in the United States would likely cause us to cease operations and go out of business.

As we develop additional new products, we are required to determine what regulatory requirements, if any, we must comply with in order to market and sell our products in the United States and worldwide. The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all. If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets. We intend to work diligently to assure compliance with all applicable regulations that impact our business. We can give no assurance, however, that we will be able to obtain regulatory approval for our products. We also cannot assure that additional regulations will not be enacted in the future that would be costly or difficult to satisfy. Our failure to receive regulatory approvals in the United States in a timely manner or comply with newly enacted additional regulation could cause us to cease operations and go out of business. Because our products are in various stages of development, we expect that significant research and development, financial resources, and personnel would be required to develop commercially-viable products that can obtain regulatory approval.

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

In addition, if we desire to commercialize our products worldwide, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice, resulting in our products being banned in certain countries and an associated loss of revenues and income. Foreign regulatory agencies can also introduce test format changes which, if we do not quickly address, can result in restrictions on sales of our products. Such changes are not uncommon due to advances in basic research.

We may be unable to complete our Phase II clinical trials of G-202 if we do not have adequate enrollment or capital to finance the studies.

In February 2013, we initiated a Phase II clinical trial in hepatocellular carcinoma. The continuation and completion of this trial is dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Additionally, we are initially targeting liver cancer in these trials which has historically had a lower occurrence in the United States, which is where our trial is being conducted. Our failure to gain required regulatory approval or to be able to initiate our clinical trials could materially harm our business.

Even if we complete clinical development, successfully submit applications for marketing and obtain regulatory approvals, our marketed drugs are subject to ongoing regulatory review and oversight. If we fail to comply with ongoing regulatory requirements, we could be subject to potential enforcement actions such as fines, seizures, operating restrictions, suspension or lose our approvals to market drugs and our business would be materially and adversely affected.

Following regulatory approval of any drugs or therapies we may develop, we remain subject to continuing regulatory review, including the review of adverse drug experiences and clinical results that are reported after our drug products are made available to patients. This would include results from any post marketing tests or vigilance required as a condition of approval. The manufacturer or manufacturing facilities we use to make any of our drug products are also be subject to periodic review and inspection by the FDA. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the drug or manufacturer facility, including withdrawal of the drug from the market. We would continue to be subject to the FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA has approved. If we fail to comply with the applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

Even if we receive regulatory approval to market our proposed product candidates, they may not be accepted commercially, or be eligible for reimbursement under governmental or third-party payor insurance programs, which would prevent us from becoming profitable.

We have concentrated our research and development on our prodrug technologies. Our ability to generate revenue and operate profitably depends on us being able to develop these technologies for human applications. Our technologies are primarily directed toward the development of cancer therapeutic agents. We cannot guarantee that the results obtained in the pre-clinical and clinical evaluation of our therapeutic agents would be sufficient to warrant approval by the FDA. Even if our therapeutic agents are approved for use by the FDA, there is no guarantee that they exhibit an enhanced efficacy relative to competing therapeutic modalities such that they would be adopted by the medical community. Without significant adoption by the medical community, our agents will have limited commercial potential which could harm our ability to generate revenues, operate profitably or remain a viable business.

Additional factors that we believe could materially affect market acceptance of our therapeutic agents are:

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

The continuing efforts of governments, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability as well as the future revenues and profitability of our potential customers, suppliers and collaborative partners in addition to the availability of capital. In other words, our ability to commercialize our proposed products depends in large part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations, products and related treatments are obtained by the health care providers of these products and treatments. At this time we cannot predict the precise impact of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Act of 2010, the comprehensive health care reform legislation passed by Congress in March 2010.

We need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the United States or other countries until it has completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidates requires approval from the FDA regardless of whether we have secured a formal trademark registration from the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product.

If we are unable to successfully complete clinical trials, we will be unable to seek regulatory approval to commercialize our proposed products which could significantly impair our viability.

The Phase II trial of G-202 in hepatocellular carcinoma patients is ongoing and we plan to initiate additional Phase II trials with G-202 when financial resources permit. Although one Phase II clinical trial is underway, the outcome of this and future clinical trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we would not be able to commercialize our proposed products. The failure of our trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

We may be unable to comply with our reporting and other requirements under federal securities laws.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the United States Securities and Exchange Commission, or SEC, and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, would be expected to materially increase the Company’s legal and financial compliance costs and make some activities more time-consuming and more burdensome. Presently we qualify as a non-accelerated filer and, accordingly, are exempt from the requirements of Section 404(b) and our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of such internal controls. In the event we become an accelerated filer, we would be required to expend substantial capital in connection with compliance.

We do not have effective internal controls over our financial reporting, and if we cannot provide reliable financial and other information, investors may lose confidence in us and in our SEC reports.

Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which would enable us to implement adequate segregation of duties within the Committee of Sponsoring Organizations of the Treadway Commission internal control framework.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and will divert time and attention away from revenue generating activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language which increased our annual compliance costs. Our management team invests significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from developing our business to compliance activities which could have an adverse effect on our business.

Risks Relating to our Securities

Our common stock price may be particularly volatile because we are a drug development company and may be adversely affected by several factors.

The market prices for securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

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

We are entitled under our certificate of incorporation to issue up to 80,000,000 shares of common stock and 10,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2012 we have issued and outstanding 22,298,424 shares of common stock and we have 13,441,310 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2012, we had no shares of preferred stock issued and outstanding.

Accordingly, we are entitled to issue up to 57,701,576 additional shares of common stock and 10,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we would issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that would issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

As of December 31, 2012, we had 22,298,424 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of December 31, 2012, we had reserved for issuance (i) 252,698 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 8,513,984 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.47 per share; and (iii) 4,674,628 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.79 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. In the case of outstanding convertible notes, warrants and options that have conversion or exercise prices, as the case may be, that are below the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, would harm the market price of our common stock or our ability to raise capital.

The market for our common stock has been illiquid.

Our common stock trades with limited volume on the OTCBB and Pinksheets. Accordingly, although a limited public market for our common stock exists, it is still relatively illiquid compared to that of a seasoned issuer. Any prospective investor in our securities should consider the limited market of our common stock when making an investment decision. No assurances can be given that the trading volume of our common stock increases or that a liquid public market would ever materialize.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on your investment may be limited to increases in the market price of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depends on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment might only occur if the market price of our common stock price appreciates.

Our officers and scientific advisors, by virtue of ownership of our securities, may be able to control the Company.

As of December 31, 2012 our officers and scientific advisors owned approximately 26% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and even if we come to the attention of such persons, they tend to be risk averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that generally supports continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock could develop or be sustained, or that current trading levels could be sustained or not diminish. In addition, in the event any of the analysts who cover us downgrade our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume, if any, to decline.

Our common stock may be considered a “penny stock,” and is subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered a “penny stock.” The principal result or effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock may be subject to the penny stock regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Other Risks

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

We are a party to employment agreements with each of Dr. Dionne and other members of management. In the event we terminate the employment of any of these executives, we experience a change in control or, in certain cases, if such executive terminates his employment with us, such executive is entitled to receive certain severance and related payments. Additionally, in such instance, certain securities held by Dr. Dionne and other members of management shall become immediately vested and exercisable. Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and, accordingly, our ability to execute our business plan which could have a materially adverse effect to our business. Also, these provisions may discourage potential takeover attempts that could be beneficial to our stockholders.

If our management team is not effective or if we fail to attract, hire or retain qualified personnel, we may not be able to design, develop or commercialize our products successfully or manage our business.

Our anticipated growth and expansion may require the addition of new personnel and the development of additional expertise by existing management. There is intense competition for qualified personnel in such areas. Accordingly, there can be no assurances that we would be able to attract and retain the qualified personnel necessary for the successful development of our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located at 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258. We lease this facility, consisting of approximately 2,376 square feet, for $4,554 per month. Our lease expires on October 14, 2015. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

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

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.). In the complaint, GenSpera, as the licensee of the inventions described and claimed in the U.S. Patent No. 7,468,354 (“the ‘354 patent”) and U.S. Patent No. 7,767,648 (“the ‘648 patent”), sought a declaratory judgment that Annastasiah Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either the ‘354 patent or the ‘648 patent as an inventor. On April 2, 2012, the defendant filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent. On October 1, 2012, discovery was completed. On October 18, 2012, the Court held a telephonic hearing concerning GenSpera’s request to move for summary judgment. After hearing argument, the Court indicated that it would be willing to entertain the motion. All briefing concerning the motion was completed by December 10, 2012. On January 24, 2013, the Court heard the motion and communicated its intent to grant summary judgment in GenSpera’s favor on all inventorship claims and counterclaims. GenSpera has indicated that, on entry of summary judgment, it will seek its fees and costs associated with this action.

On November 1, 2012, Mhaka filed a complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). In the complaint, Mhaka alleges that the defendants engaged in certain common-law torts by conspiring to exclude her wrongly from inventorship on a valid patent. On November 8, 2012, the Defendants removed the complaint to the United States District Court for the District of Maryland, where it was assigned to the judge presiding over the original action. On November 16, 2012, the Defendants moved to dismiss all claims in the complaint. On January 24, 2013, the Court heard that motion also. At the hearing, the Court requested supplemental briefing on certain procedural issues raised by the motion to dismiss. That supplemental briefing was completed on March 1, 2013, and the parties currently await ruling on Defendants’ motion to dismiss. The Court has indicated that no case deadlines will be set until the Defendants have an opportunity to file an answer and counterclaims (which will only occur if the pending motion to dismiss is denied). Due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTCBB and Pinksheets under the symbol GNSZ. Although a market for our common stock exists, it is relatively illiquid.  The following quotations are taken from the OTC Bulletin Board. The prices reflect high and low inter-dealer bid prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
2012:
Fourth Quarter	$2.93	$2.15
Third Quarter	$2.95	$2.25
Second Quarter	$3.15	$2.47
First Quarter	$3.28	$1.95
2011:
Fourth Quarter	$1.92	$1.35
Third Quarter	$1.91	$1.20
Second Quarter	$2.00	$0.00
First Quarter	$2.00	$1.10

Holders

As of March 15, 2013, the approximate number of holders of record of our common stock was 1,863.

Dividend Policy

We have never paid or declared cash dividends on our common stock, and we do not intend to pay or declare cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
2007 Stock Plan, as amended (1)	2,899,628	$1.92	2,873,209
Equity compensation plans not approved by security holders
2009 Executive Compensation Plan	1,775,000	1.58	-
Total	4,674,628	$1.79	2,873,209

(1) Our 2007 Stock Plan, as amended, provides for the issuance of up to 1,500,000 common shares during any calendar year. The plan provides for the issuance of up to 6,000,000 common shares in the aggregate.

GenSpera 2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan (“2009 Plan”) is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2012, our 2009 Plan authorizes the issuance of up to 1,775,000 shares of our common stock for the foregoing awards. As of December 31, 2012, we have granted awards under the plan equal to 1,775,000 common shares. On March 25, 2013, we amended the terms of the 2009 Plan to allow for the issuance of up to 6,000,000 shares of our common stock. Accordingly, after giving effect to recent stock option grants issued to executives in 2013, we have granted total awards under the 2009 plan of 2,996,972, and have 3,003,028 available for future awards.

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

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold since January 1, 2011.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

•	On August 16, 2011, we entered into an agreement whereby we agreed to issue to LifeTech Capital, a division of Aurora Capital, LLC, a warrant to purchase 25,000 shares of common stock as partial compensation for business advisory services. The warrant vests in amounts equal to 6,250 on: (i) October 16, 2011; (ii) January 16, 2012; (iii) April 16, 2012; and (iv) July 16, 2012, so long as consultant continues to provide us services. Additionally, the warrant has a term of five years, is exercisable for cash and has an exercise price of $1.94 per share which is subject to adjustment upon stock splits and dividends. We issued the warrant on January 12, 2012.

•	On June 1, 2012, we issued Cameron Associates, Inc., a warrant to purchase 18,000 shares of common stock as partial compensation for investor relations services. The warrant vests, in an amount equal to 1,500, on the last day of each calendar month commencing on the issuance date, provided the consultant is providing us services on each such vesting date. The warrant has a term of five years, is exercisable for cash and has an exercise price of $2.55 which is subject to adjustment in the event of a stock dividend or split.

•	From December of 2012 through January of 2013, we offered and sold an aggregate of 400,461 units in a private placement, in multiple closings, resulting in gross proceeds of $881,000 (“December Offering”). The price per unit was $2.20. On March 22, 2013, we issued 96,443 additional units in order to adjust the price per unit from $2.20 to $1.773 to be consistent with the price per unit of our March 22, 2013 closing. Each unit consists of: (i) one (1) share of the common stock, par value $0.0001, and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.00. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. The warrants do not contain any price protection provisions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.

In connection with the offering, we entered into a registration rights agreement with our investors. Pursuant to the registration rights agreements, we agreed to file a “resale” registration statement with the SEC covering all shares of the common stock and the shares underlying the warrants within 45 days of the final closing date of the sale of units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We have agreed to use our best efforts to have the registration statement declared effective within 90 days of the final closing. We are also obligated to pay to investors, as partial liquidated damages, a fee of 0.50% per month in cash up to a maximum of 6%, upon the occurrence of certain events, including but not limited to failure to file and/or have the registration statement declared effective within the time provided. As of March 27, the final closing has not occurred.

Between March 22, 2013 and March 27, 2013 we offered and sold 557,256 units in in connection with another closing of our December Offering. This closing resulted in gross proceeds of $1.0 million. The price per unit was $1.773. All other terms and conditions are the same as the December Offering.

In connection with this closing, we paid placement agent fees and expenses to Galt Financial Group, Inc. in the amount of $37,000 in cash and issued warrants to purchase 18,410 shares at an exercise price per share of $3.00.

As of March 27, 2013, we have issued 1,054,160 units, 18,410 placement agent warrants and received gross proceeds of approximately $1.9 million in connection with the December Offering.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview — Discussion of our business plan and strategy, overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing year ended December 31, 2012 to 2011.

•	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this Annual Report. Our actual results may differ materially.

Company Overview

Business

We are a development stage pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors including prostate, liver, brain and other cancers. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful, plant-derived cytotoxin with a prodrug delivery system that targets release of the drug within the tumor. We believe that, if successfully developed, our cancer prodrug therapies have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current chemotherapy treatments. We plan to develop a series of therapies based on our target-activated prodrug technology platform and test them through Phase I/II clinical trials.

We are currently focused on the clinical development of G-202 as an intravenously administered infusion drug candidate and have completed preliminary development of an injectable form of G-202 that we believe would be more convenient for both doctors and patients and strengthen the value of our patent portfolio. To date, we have completed enrollment in a Phase Ia/Ib dose-escalation safety, tolerability and dose refinement study in which two patients remain on study with stable disease as of March 27, 2013. We are also conducting a Phase II clinical trial to test the utility of G-202 in patients with hepatocellular carcinoma (liver cancer).

We intend to license or sell the underlying technology of our drug candidates to major pharmaceutical companies during or after Phase I/II clinical trials. We believe that major pharmaceutical companies associate significant value in drug candidates that have completed one or more phases of clinical trials, and these organizations have the resources and expertise to finalize drug development and market the drugs. However, if we are not able to license or sell our drug candidate(s) on acceptable terms, or at all, we intend to proceed into Phase III clinical trials and prepare for future sales and marketing operations, or possibly delay or cease further development. In an effort to advance our product development strategy and potentially raise funds, we are exploring our options and actively seeking to engage in a collaborative, strategic and/or licensing arrangement with another pharmaceutical company. If we enter into any such transaction, we may be required to give up certain rights to our technology and control over its future development.

We were incorporated in the State of Delaware in November 2003 and our principal office is located in San Antonio, Texas.

Recent Developments

From December 2012 through March 2013, we offered and sold an aggregate of 1,054,160 units in a private placement, in multiple closings, resulting in gross proceeds of $1.9 million.

On March 14, 2013, the Company announced that the U.S. Food and Drug Administration’s Office of Orphan Products Development granted Orphan Drug Designation to our lead candidate, G-202, for the treatment of hepatocellular carcinoma, the most common form of primary liver cancer.

Financial

During 2011 and 2012, we conducted a phase Ia dose-escalation, safety and tolerability study of G-202 that continued into a phase 1b dose refinement study. This study is closed to new enrollment, although two patients remain on treatment as of March 27, 2013. Furthermore during 2011 and 2012, we developed our phase II clinical program, completed manufacturing batches of clinical drug supply, submitted two protocols to regulatory authorities, and initiated our Phase II clinical study testing G-202 in patients with hepatocellular carcinoma. As of March 27, 2013, one patient has been treated in this trial.

To date, we have devoted a substantial portion of our efforts and financial resources to the development of G-202. G-202 is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. As a result, since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through private sales of our equity securities. We have never been profitable and, as of December 31, 2012, we had an accumulated deficit of $27.1 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at December 31, 2012 was $2.3 million, representing 91% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operation through September, 2013. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our product candidates. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

To preserve cash, we have delayed the start of our planned Phase II prostate cancer clinical trial and certain other product development activities. In the event financing is not obtained, we could pursue further cost cutting measures as well as explore the sale of selected assets to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate additional development programs, these events could have a material adverse effect on our business, results of operations and financial condition.

These factors raise significant doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Product Development of G-202

Our ability to execute our product development plan is wholly dependent on the amount and timing of cash, if any, that we are able to raise in 2013 and 2014. Should we not raise sufficient funds to do all that we contemplate, our priority is the continuation and completion of our Phase II clinical study in hepatocellular carcinoma. We currently do not have sufficient working capital to fund this one clinical study through completion.

Our current product development plan of G-202 contemplates the following major initiatives:

•	Conducting a Phase II clinical study in patients with hepatocellular carcinoma.

•	Conducting a clinical study in patients with glioblastoma multiforme (a form of brain cancer). We are currently evaluating protocol design and may enter into a collaborative arrangement to conduct this trial.

•	Conducting a Phase II clinical study in patients with prostate cancer. We have deferred commencement of this study until additional capital is raised or we enter into a collaborative arrangement to conduct this study.

•	Developing an injectable form of G-202. We are currently crafting a development plan and intend to execute such plan if and when sufficient capital is raised to fund development.

Phase I Clinical Development of G-202

During 2011 and 2012 we were engaged in conducting the Phase Ia/b clinical trial of G-202. The purpose of our Phase Ia/b trial of G-202 was to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of G-202 in humans, and to determine an appropriate dosing regimen for subsequent clinical studies. This clinical trial is closed to new patient enrollment. We have treated a total of 44 patients (includes Phase Ia and Ib) and two patients with hepatocellular carcinoma remain on study with stable disease at 32 and 43 weeks after initiation of treatment with G-202. Although our Phase I study was not designed to determine the anti-tumor effects of G-202, encouraging signs were observed, including prolonged disease stabilization in a few hepatocellular carcinoma patients; however, we have not completed the trial, we have not evaluated the results of the data from the trial, and therefore, the final outcome of the trial is still uncertain and there can be no assurance that these or any early observations are ultimately valid. The primary endpoints of the study which are to determine the safety, tolerability and pharmacokinetics of the drug have been met and we have determined a dose recommended for the proposed Phase II studies.

Phase II Clinical Development of G-202

In 2012, we obtained clearance from the FDA to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” This trial is being conducted at multiple sites in the U.S. and is expected to enroll up to 29 patients. As of March 27, 2013, 1 patient was treated in the study.

We are evaluating clinical trial designs in glioblastoma multiforme, and expect to initiate this study over the next twelve months, assuming we raise sufficient capital or enter into a collaborative arrangement to conduct the study.

In 2012, we obtained clearance from the FDA and the MHRA to initiate our Phase II clinical trial entitled, “An Open-Label, Single-Arm, Phase 2 Study of G-202 in Patients with Chemotherapy-Naïve Metastatic Castrate-Resistant Prostate Cancer.” The trial is expected to enroll up to forty patients and conducted at up to six sites in the U.S. and UK. We have obtained IRB and MREC clearance from certain clinical sites in the U.S. and UK, respectively, but have not begun the study. This study is deferred until we obtain sufficient capital to conduct the study.

Manufacturing and Development Strategy

Under the planning and direction of key personnel, we expect to continue to outsource all of our preclinical development (e.g., toxicology), manufacturing, and clinical development activities to contract research organizations (CROs) and contract manufacturing organizations (CMOs). Our contracted CROs and CMOs are required to comply with federal, state and FDA regulations including Good Manufacturing Practices, (cGMP), Good Clinical Practices (GCP), and Good Lab Practices (GLP).

The current form of G-202 is delivered to patients by intravenous infusion, a typical form of delivery for most chemotherapeutic treatments. We have completed preliminary development on an injectable form of G-202 that we believe could add significant value and benefits for: patients (shorter time of drug administration); oncologists (ease of delivery to patient); strengthening our patent portfolio; and enhancing market competitiveness.

Significant Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. We base these significant judgments and estimates on historical experience and other applicable assumptions we believe to be reasonable based upon information presently available. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Actual results could materially differ from our estimates under different assumptions, judgments or conditions.

All of our significant accounting policies are discussed in Note 2, Summary of Critical Accounting Policies, to our financial statements, included elsewhere in this Annual Report on Form 10-K. We have identified the following as our critical accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from those estimates.

Cash and Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Research and Development Costs — Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

Stock-based Compensation — The Company measures the cost of employee services received in exchange for an equity award based on the grant-date fair value of the award. All grants under our stock-based compensation programs are accounted for at fair value and that cost is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Compensation expense for options granted to non-employees is determined in accordance with the standard as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for awards granted to non-employees is re-measured each period.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company uses the Black-Scholes option-pricing option model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

Fair Value of Financial Instruments — Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Warrant derivative liability consists of certain of our warrants with anti-dilution provisions, and valued using option pricing models which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 3 of Notes to Financial Statements.

Result of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2012 and 2011. We do not anticipate generating any revenues during 2013. Net loss for 2012 and 2011 were $6.9 million and $5.7 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $6.9 million and $6.3 million during 2012 and 2011, respectively.  The increase in operating expenses is the result of the following factors.

	Year Ended		Change in 2012
	December 31,		Versus 2011
	2012	2011	$	%
Operating Expenses	(amount in thousands)
General and administrative	$3,953	$3,262	$691	21%
Research and development	2,922	3,302	(380)	(12)%
Research and development grant received	—	(244)	244	(100)%
Total operating expense	$6,875	$6,320	$555	9%

General and Administrative

General and administrative expenses totaled $4.0 million and $3.3 million during 2012 and 2011, respectively. The increase of $691,000 or 21% for 2012 compared to 2011 was primarily attributable to increases in professional and consulting expenses related to patents, patent litigation and financing of approximately $1,458,000, that was partially offset by decreases of approximately $767,000 due primarily to stock-based compensation expense incurred in 2011 as a result of stock option grants to consultants as payment for services, and grants to employees for both 2011 and 2010.

Our general and administrative expenses consist primarily of expenditures related to compensation, legal, accounting and tax and other professional, and general operating.

Research and Development

Research and development expenses totaled $2.9 million and $3.3 million during 2012 and 2011, respectively. The decrease of $380,000 or 12% for 2012 compared to 2011 was attributable to decreases in stock-based compensation expense of approximately $170,000 and manufacturing of approximately $620,000, that was partially offset by increases in clinical trial related expenses of approximately $409,000 due to our ongoing Phase Ia/b and activity related to our Phase II clinical development program.

Our research and development expenses consist primarily of expenditures related to toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

Research and Development Grant

During 2010 we were awarded two Federal grants, totaling approximately $0.5 million, through the Patient Protection and Affordable Care Act, which supports investments in qualifying therapeutic discovery projects.  Of this amount, we received approximately $0.2 million during the fourth quarter of 2010 and the balance of approximately $0.2 million during the first quarter of 2011.  We will not receive any additional funding under these grants.

Other Income (Expense)

Other income (expense) totaled approximately ($45,000) and $606,000 for 2012 and 2011, respectively.

	Year Ended		Change in 2012
	December 31,		Versus 2011
	2012	2011	$	%
	(amount in thousands)
(Loss) gain on change in fair value of warrant derivative liability	$(50)	$580	$(630)	(109)%
Interest income	5	26	(21)	(81)%
Total other income (expense)	$(45)	$606	$(651)	(107)%

(Loss) gain on change in fair value of warrant derivative liability

The (loss) gain on change in fair value of warrant derivative liability totaled approximately $50,000 loss and $580,000 gain during 2012 and 2011, respectively. The change in the fair value of warrant derivative liability resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 11 of Notes to Financial Statements for further discussion on our warrant liability.

Interest income (expense)

We had net interest income of approximately $5,000 and $26,000 for the year ended December 31, 2012 and 2011, respectively. The decrease in net interest income of $21,000 for 2012 compared to 2011 was attributable to a decrease in interest earned on diminishing cash balances.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have a deficit accumulated of $27.1 million as of December 31, 2012 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities and exercise of warrants, resulting in total proceeds of $18.4 million. Cash and cash equivalents at December 31, 2012 was $2.3 million.

Based on our current level of expected operating expenditures, we expect to be able to fund our operations through September 2013. This assumes that we spend minimally on general operations and only continue conducting our ongoing Phase I and II clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. We do not have sufficient funds to complete our Phase II trial in hepatocellular carcinoma or fund operations beyond September 2013.

We are actively seeking sources of financing to fund our continued operations and research and development programs. To raise additional capital, we may sell shares of equity or debt securities, or enter into collaborative, strategic and/or licensing transactions. There can be no assurance that we will be able to complete any financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to further delay, curtail, or cease development of our product candidates, or cease operations altogether.

From December 2012 through March 2013, we offered and sold an aggregate of 1,054,160 units in a private placement, in multiple closings, resulting in gross proceeds of $1.9 million. Of the gross proceeds, $0.7 million and $1.2 million was received in 2012 and 2013, respectively.

	Year Ended
	Ended December 31,
	2012	2011
	(amounts in thousands)
Cash at beginning of period	$5,530	$3,671
Net cash used in operating activities	(4,521)	(3,744)
Net cash used in investing activities	(7)	—
Net cash provided by financing activities	1,343	5,603
Cash at end of period	$2,345	$5,530

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.5 million and $3.7 million during 2012 and 2011, respectively. The increase of $0.8 million in cash used during 2012 compared to 2011 was primarily attributable to increases in patent, patent litigation and costs of financing.

Net Cash Used in Investing Activities

Cash used in investing activities was $7,000 and $0 for 2012 and 2011, respectively. The increase was due to purchases of office equipment in 2012.

Net Cash Provided by Financing Activities

During 2012, we raised approximately $0.7 through the sale of our securities compared to $5.7 million during 2011.

Listed below are key financing transactions we have entered into since January 1, 2011 through March 27, 2013:

•	In January and February 2011, we sold 2,303,100 units resulting in gross proceeds of $4.1 million.
•	In April 2011, we sold 1,363,622 units resulting in gross proceeds of $2.2 million.
•	In December 2012, we sold 367,740 units resulting in gross proceeds of $0.7 million.
•	During 2012, we received gross proceeds of approximately $0.7 million from the exercise of outstanding common stock options and warrants.
•	In January 2013, we sold 129,164 units resulting in gross proceeds of $0.2 million.
•	In March 2013, we sold 557,256 units resulting in gross proceeds of $1.0 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 (a) (1) of Part IV of this Annual Report on Form 10K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2012 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Principal Accounting Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Amendment to GenSpera 2009 Executive Compensation Plan

On March 25, 2013, based on the recommendation of our Leadership Development and Compensation Committee the Board approved an amendment to our 2009 Executive Compensation Plan (as amended, the "2009 Plan"). The 2009 Plan provides for awards of stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. The sole purpose of the amendment was to increase the number of shares of common stock which can be issued under the 2009 Plan by 4,225,000 so that the aggregate number of shares that can now be awarded under the 2009 Plan is 6,000,000. No other changes to the 2009 Plan were made.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following sets forth the current members of our board of directors, as well as information with regard to our executive officers, and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Position	Age	Director Since
Executive Officers
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors	55	11/2003
Nancy Jean Barnabei	Vice President Finance, Treasurer and Principal Accounting Officer	50	—
Russell Richerson, PhD	Chief Operating Officer and Secretary	61	—
Non-employee Directors
Peter E. Grebow, PhD	Director	66	05/2012
Bo Jesper Hansen, MD, PhD	Director	54	08/2010
Scott V. Ogilvie	Director	58	03/2008

Craig A. Dionne, PhD, age 55, serves as our Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors. Dr. Dionne is one of our founders and has served on our board since November 2003. He has over 23 years of experience in the pharmaceutical industry, including direct experience identifying promising oncology treatments and bringing them through clinical trials. For example, he served for five years as Vice President Discovery Research at Cephalon, Inc. where he was responsible for its oncology and neurobiology drug discovery and development programs. Dr. Dionne has also recently served as Executive Vice President at the Prostate Cancer Research Foundation. In addition to extensive executive experience, Dr. Dionne’s productive scientific career has led to 6 issued patents and co-authorship of many scientific papers. In evaluating Dr. Dionne’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his 23 year career in pharmaceutical drug discovery and development, prior work for our company in addition to being one of our founders, familiarity with our technologies, and academic background. Dr. Dionne earned his BS in biochemistry in 1979 from Louisiana State University, Baton Rouge, Louisiana and his PhD in biochemistry in 1984 from the University of Texas at Austin.

Nancy Jean Barnabei, age 50, serves as our Vice President Finance, Treasurer and Principal Accounting Officer. Ms. Barnabei has more than 20 years’ experience with both public and private companies in the biotechnology industry. From 2010 – 2011, Ms. Barnabei served as Chief Financial Officer of Corridor Pharmaceuticals, Inc., a drug development company, which acquired Immune Control Inc., where she served as Chief Financial Officer from 2008 – 2010. In 2005, Ms. Barnabei founded Talkeetna Advisors, a consulting and advisory firm specializing in biotechnology companies. From 2000 – 2004, she was Vice President Finance, Treasurer and Chief Financial Officer at Locus Pharmaceuticals, Inc. Her previous experience includes eight years at Cephalon, Inc., concluding as Corporate Controller. Ms. Barnabei earned a BS in business administration in 1986 from Northeastern University, Boston, and is a certified public accountant.

Russell Richerson, PhD, age 61, serves as our Chief Operations Officer and Secretary. Dr. Richerson has over 25 years of experience in the biotechnology/diagnostics industry, including 11 years at Abbott Laboratories in numerous management roles. Most recently, he has served as Vice President of Diagnostic Research and Development at Prometheus Laboratories (2001 – 2004) and then as Chief Operating Officer of the Molecular Profiling Institute (2005 – 2008). Dr. Richerson also served as Vice President of Operations of International Genomics Consortium or IGC from 2005 to 2008. Commencing in August of 2011, Dr. Richerson joined the IGC board of directors. Dr. Richerson received his BS in 1974 from Louisiana State University, Baton Rouge, Louisiana and his PhD in 1983 from the University of Texas at Austin.

Peter E. Grebow, PhD, age 66, joined our board in May of 2012. Dr. Grebow is President and founder of P.E. Grebow Consulting, Inc. which he formed in 2011. From 1991 to 2011, Dr. Grebow held several key positions with Cephalon, Inc. (now Teva Pharmaceuticals), a biopharmaceutical company, including Executive Vice President, Cephalon Ventures, Senior Vice President, Worldwide Business Development and Senior Vice President, Drug Development. Prior to joining Cephalon, Dr. Grebow served as the Vice President, Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company, from 1986 to 1990. Dr. Grebow has served as a director of Optimer Pharmaceuticals since February 2009. Dr. Grebow has also served as a director of Q Holdings, Inc. since December 2011. Dr. Grebow received his undergraduate degree from Cornell University, an MS in chemistry from Rutgers University and a PhD in physical biochemistry from the University of California, Santa Barbara. Dr. Grebow’s demonstrated leadership in his field, his knowledge of scientific matters affecting our business and his understanding of our industry contribute to our conclusion that he should serve as a director.

Bo Jesper Hansen, MD, PhD, age 54, has served as a director on our board since August 2010. Dr. Hansen is currently the Executive Chairman of the Board of Swedish Orphan Biovitrum AB (STO: SOBI), an international growth company specializing in the development, registration, marketing and distribution of pharmaceutical drugs for rare and life-threatening diseases. Dr. Hansen has held the position since January 2010 as a result of the merger of Swedish Orphan International AB Group and Biovitrum. Prior to the merger, Dr. Hansen served in numerous positions with Swedish Orphan International AB Group, including, from 1998 to 2010, CEO, President and Director of the Board. Dr. Hanson’s responsibilities at the company include establishment, development and expansion of the company’s operations in Europe, Japan, the Americas and Australia. Dr. Hansen holds a Doctor of Medicine degree from the University of Copenhagen with a specialty in urology. Dr. Hansen also serves on the boards of CMC AB, MipSalus ApS, Incentive AB (Gambro), Orphazyme ApS, Novagali SAS and TopoTarget A/S (NASDAQ OMX: TOPO), Hyperion Therapeutics Inc. and Zymenex A/S. In evaluating Dr. Hansen’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations, including his experience in building biopharmaceutical organizations, his strong business development background and experience with mergers and acquisitions and his past experience and relationships in the biopharma and biotech fields.

Scott V. Ogilvie, age 58, has served as a director on our board since February 2008. Mr. Ogilvie is currently the President of AFIN International, Inc., a private equity/business advisory firm, which he founded in 2006. Additionally, Mr. Ogilvie has served as a partner of Wirthlin Worldwide International, a private strategic advisory and M&A firm, since September 2011. Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August 2006. Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE AMEX:CUR), Preferred Voice Inc. (OTCBB: PRFV) and Derycz Scientific, Inc. (OTCBB: DYSC). In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

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

Director	Audit Committee	Nominating and Corporate Governance Committee	Leadership Development and Compensation Committee
Peter E. Grebow, PhD	Member	Chair	Member
Bo Jesper Hansen, MD, PhD	Member	Member	Chair
Scott V.Ogilvie	Chair	Member	Member

Executive compensation is determined by the Leadership Development and Compensation Committee.

Independent Directors

For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rules 4200. Pursuant to the definition, the Company has determined that Messrs. Ogilvie, Grebow and Hansen qualify as independent.

Audit Committee Financial Experts

Our Audit Committee is currently comprised of Scott V. Ogilvie, Peter Grebow, PhD and Bo Jesper Hansen, MD, PhD, each of whom is a non-employee member of our board of directors. The board of directors has determined that Scott V. Ogilvie and Bo Jesper Hansen, MD, PhD are each an audit committee financial expert as defined under the rules of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our most recently completed fiscal year concerning the compensation of Craig Dionne, our Chief Executive Officer (“CEO”), and all other executive officers of GenSpera, Inc. who earned over $100,000 in salary and bonus during the last most recently completed fiscal years ended December 31, 2012 and 2011 (together the “Named Executive Officers”).

Name & Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Dionne, PhD	2012	330,000		112,200	(5)	-	330,000	(5)	-	-	30,324	802,524
Chief Executive Officer
	2011	300,000		122,400		-	300,000	(1)	-	-	23,135	745,535

Nancy Jean Barnabei	2012	54,000	(2)	31,500	(6)	-	346,670	(3)(6)	-	-	1,813	433,983
Vice President Finance and Treasurer (Principal Accounting Officer)

Russell Richerson, PhD	2012	289,000		145,858	(7)	-	289,000	(7)	-	-	18,780	742,638
Chief Operating Officer
	2011	270,000		85,860		-	270,000	(4)	-	-	9,503	635,363

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

(2) Ms. Barnabei was hired on August 16, 2012 as the Company’s Vice President Finance, Treasurer and Principal Accounting Officer. She is to receive a base salary of $144,000 per year.

(3) Ms. Barnabei was awarded 200,000 common stock options on August 16, 2012. The options have an exercise price of $2.80 per share. The options vest as follows: 60,000 vested upon grant, 60,000 on the first anniversary, and 80,000 options shall vest upon her becoming a full time employee, if ever, provided such event occurs before August 16, 2014. In the event our vice president finance does not become a full time employee by such time, the 80,000 options shall automatically terminate. The options lapse if unexercised after seven years.  The options have a grant date fair value of $256,670, determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.63%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 60%; and (4) an expected life of the options of 4 years.

(4) Mr. Richerson was awarded a 2011 long term incentive grant on December 28, 2011 in the amount of $270,000. As payment of the grant, 292,927 options were issued on January 2, 2012. The number of options issued pursuant to the long term incentive grant was calculated based on the value determined using the Black Sholes option pricing model with the following assumptions: (i) exercise price of $2.01 per share; (ii) fair value of a share of common stock of $2.01; (iii) volatility of 77%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.1875%; and (vi) estimated life of 2.5 years. The options are fully vested and lapse if unexercised on January 2, 2019.

(5) On March 25, 2013, Mr. Dionne was awarded a 2012 long term incentive grant and a bonus award in the amount of $330,000 and $112,200, respectively. As payment of the grant and bonus award, 561,394 options were issued on March 25, 2013. The number of options issued pursuant to the long term incentive grant and bonus award was calculated based on the value determined using the Black Sholes option pricing model with the following assumptions: (i) exercise price of $2.18 per share; (ii) fair value of a share of common stock of $1.98; (iii) volatility of 59.23%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.485%; and (vi) estimated life of 3.5 years. The options are fully vested and lapse if unexercised on March 25, 2020.

(6) On March 25, 2013, Ms. Barnabei was awarded a 2012 long term incentive grant and a bonus award in the amount of $90,000 and $31,500, respectively. As payment of the grant and bonus award, 144,260 options were issued on March 25, 2013. The number of options issued pursuant to the long term incentive grant and bonus award was calculated based on the value determined using the Black Sholes option pricing model with the following assumptions: (i) exercise price of $1.98 per share; (ii) fair value of a share of common stock of $1.98; (iii) volatility of 59.23%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.485%; and (vi) estimated life of 3.5 years. The options are fully vested and lapse if unexercised on March 25, 2020.

(7) On March 25, 2013, Mr. Richerson was awarded a 2012 long term incentive grant and a bonus award in the amount of $289,000 and $145,858, respectively. As payment of the grant and bonus award, 516,318 options were issued on March 25, 2013. The number of options issued pursuant to the long term incentive grant and bonus award was calculated based on the value determined using the Black Sholes option pricing model with the following assumptions: (i) exercise price of $1.98 per share; (ii) fair value of a share of common stock of $1.98; (iii) volatility of 59.23%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.485% and (vi) estimated life of 3.5 years. The options are fully vested and lapse if unexercised on March 25,, 2020.

Outstanding Executive Equity Awards at Fiscal Year-End 2012

The following table sets forth information concerning stock options held on December 31, 2012, the last day of our 2012 fiscal year, for each named executive officer.

	Number of Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date

Craig Dionne, PhD	1,000,000	—	1.65	9/2/2016
Chief Executive Officer	302,580	—	2.01	7/1/2018
	344,813	—	2.21	1/2/2019
	70,342	—	2.21	1/2/2019

Nancy Jean Barnabei	60,000	140,000	2.80	8/16/2019
Vice President Finance and Treasurer (Chief Accounting Officer)

Russell Richerson, PhD	775,000	—	1.50	9/2/2016
Chief Operating Officer	256,790	—	1.83	7/1/2018
	292,927	—	2.01	1/2/2019
	46,576	—	2.01	1/2/2019

Employment Agreements and Change in Control

Craig Dionne

In connection with Dr. Dionne’s employment, we have entered into: (i) an employment agreement; (ii) a severance agreement; (iii) a proprietary information, inventions and competition agreement; and (iv) an indemnification agreement.

Employment Agreement

We employ Craig Dionne as our Chief Executive Officer pursuant to a 5 year written contract which commenced on September 2, 2009. As compensation for his services during 2012, Dr. Dionne received a base salary of $330,000 per year. Effective January 1, 2013, Dr. Dionne’s base salary was increased to $363,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Dr. Dionne is eligible to receive annual discretionary and long term incentive bonuses as determined by the board. For 2012 and 2013, Dr. Dionne’s target bonus levels for annual discretionary bonus and long term incentive bonuses are: (i) 50%, and (ii) 100%, of base salary, respectively. Notwithstanding, the Board has broad discretion to make awards in excess of executives established targets. The bonuses are payable in cash or non-cash compensation, or a combination thereof, at the discretion of the board. Dr. Dionne is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated. In the event that Dr. Dionne is terminated (not in connection with a change of control) without cause or if he resigns for good reason, he will be entitled to thirty-six (36) months of salary continuation (payable in monthly installments), thirty-six (36) months of continued medical insurance coverage for Dr. Dionne and his family at a cost no less favorable than the premium co-pay charged to active employees, the acceleration of outstanding equity awards and any accrued obligations. In the event that Dr. Dionne is terminated as a result of his disability, he will be entitled to twelve (12) months of salary continuation plus any accrued obligations. Any termination payments that may become due to Dr. Dionne are contingent upon his execution of a timely separation agreement in a form acceptable to us, which shall include a release of claims against us and his resignation from the board. As part of his employment agreement, Dr. Dionne was also granted options to purchase 1,000,000 shares of Common Stock with an exercise price of $1.65 per share and a term of seven years. The options were issued pursuant to our 2009 Plan and vested upon Dr. Dionne achieving certain milestones. As of August 1, 2012, all milestones had been reached and accordingly, all the options are vested.

Severance Agreement

We have entered into a severance agreement with Dr. Dionne. The severance agreement provides for certain payments, as described below, in the event Dr. Dionne’s employment is terminated in connection with a change in control. In the event that Dr. Dionne is terminated without cause or resigns for good reason within a period of two (2) months before or two (2) years following the consummation of a change of control, the Company would be required to pay him (i) 100% of his then annual target bonus, pro-rated by the number of calendar days in which he was employed during that particular year, and (ii) a lump sum payment in an amount equal to three (3) times his then annual salary. These payments are subject to Dr. Dionne’s execution of a release of claims against us and shall be made on the tenth business day following the effective date of the release. If any payment under the severance agreement, when combined with any other payment, would constitute a “parachute payment” within the meaning of Code Section 280G then such payment shall be either the full amount or such lesser amount that would not result in an excise tax under Code Section 280G, based upon which interpretation yields the greater after-tax amount for Dr. Dionne.

Proprietary Information, Inventions and Competition Agreement

The proprietary information, inventions and competition agreement requires Dr. Dionne to maintain the confidentiality of the Company’s intellectual property as well as the assignment of any inventions made by Dr. Dionne during his employment. The agreement also limits Dr. Dionne’s ability to compete within certain fields of interest, as defined in the agreement, for a period of 18 months following the end of his employment.

Indemnification Agreement

The indemnification agreement provides for the indemnification and defense of Dr. Dionne, in the event of litigation, to the fullest extent permitted by law. The Company has also adopted the form of indemnification agreement for use with its other executive officers, employees and directors.

The foregoing summaries of Dr. Dionne’s: (i) employment agreement; (ii) severance agreement; (iii) proprietary information, inventions and competition agreement; and (iv) indemnification agreement are qualified in their entirety by reference to the full text of the agreements which have been filed with the SEC as exhibits to our public filings.

Nancy Jean Barnabei

In connection with Ms. Barnabei’s employment, we entered into: (i) an employment agreement; (ii) a proprietary information, inventions and competition agreement; and (iii) an indemnification agreement.

Employment Agreement

We employ Nancy Jean Barnabei as our Vice President Finance, Treasurer and Principal Accounting Officer pursuant to a 2 year written contract, which commenced on August 16, 2012. As compensation for her services, Ms. Barnabei receives a base salary of $144,000 per year and is required to devote no less than 24 hours per week to the business and affairs of the Company. Such base salary is reviewed yearly with regard to possible increase. In addition, Ms. Barnabei is eligible to receive annual discretionary and long term incentive bonuses as determined by the board. For 2012 and 2013, Ms. Barnabei’s target discretionary and long term incentive bonuses are: (i) 35% and (ii) 100% of base salary, respectively. Notwithstanding, the Board has broad discretion to make awards in excess of executives established targets. The bonuses are payable in cash or non-cash compensation, or a combination thereof, at the sole discretion of the board. Ms. Barnabei is also entitled to receive certain payments and acceleration of outstanding equity awards in the event her employment is terminated. In the event Ms. Barnabei is terminated without cause or if she resigns for good reason, she will be entitled to eighteen (18) months of salary continuation (payable in monthly installments), eighteen (18) months of continued medical insurance coverage for Ms. Barnabei and her family at a cost no less favorable than the premium co-pay charged to active employees, the acceleration of outstanding equity awards and any accrued obligations. In the event that Ms. Barnabei is terminated as a result of her disability, she will be entitled to twelve (12) months of salary continuation plus any accrued obligations. Any termination payments that may become due to Ms. Barnabei are contingent upon her execution of a timely separation agreement in a form acceptable to us. As part of the agreement, Ms. Barnabei was also granted options to purchase 200,000 shares of the Company’s common stock. The options have an exercise price of $2.80 per share and a term of seven (7) years. The options were issued pursuant to the Company’s 2007 Equity Compensation Plan and vest as follows: (i) 60,000 upon the effective date of her employment agreement, and (ii) 60,000 on the one year anniversary of such effective date, provided she is still employed by the Company at such time. In addition, 80,000 options shall vest upon Ms. Barnabei becoming a full time employee of the Company, if ever, provided such event occurs before the two year anniversary of the effective date of the employment agreement. In the event Ms. Barnabei does not become a full time employee by such time, the 80,000 options shall automatically terminate. The options are also subject to accelerated vesting upon the occurrence of certain conditions including a change of control or termination of employment by the Company without cause.

Proprietary Information, Inventions and Competition Agreement

The proprietary information, inventions and competition agreement requires Ms. Barnabei to maintain the confidentiality of the Company’s intellectual property as well as the assignment of any inventions made by Ms. Barnabei during her employment. The agreement also limits Ms. Barnabei’s ability to compete within certain fields of interest, as defined in the agreement, for a period of 18 months following end of her employment.

Indemnification Agreement

The indemnification agreement provides for the indemnification and defense of Ms. Barnabei, in the event of litigation.

The foregoing summaries of Ms. Barnabei’s: (i) employment agreement; (ii) proprietary information, inventions and competition agreement; and (iv) indemnification agreement are qualified in their entirety by reference to the full text of the agreements which have been filed with the SEC as exhibits to our public filings.

Russell Richerson

In connection with Dr. Richerson’s employment, we have entered into: (i) an employment agreement; (ii) a proprietary information, inventions and competition agreement; and (iii) an indemnification agreement.

Employment Agreement

We employ Russell Richerson as our Chief Operating Officer pursuant to a 3 year written contract, which commenced on September 2, 2009 and expired on September 2, 2012. On September 2, 2012, the agreement was automatically extended for an additional year pursuant to its terms. As compensation for his services during 2012, Dr. Richerson received a base salary of $289,000 per year. Effective January 1, 2013, Dr. Richerson’s base salary was increased to $309,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Dr. Richerson is eligible to receive annual discretionary and long term incentive bonuses as determined by the board. For 2012 and 2013, Dr. Richerson’s target bonus levels for annual discretionary bonus and long term incentive bonuses are: (i) 35%, and (ii) 100%, of base salary, respectively. The bonuses are paid in cash or non-cash compensation, or a combination of both, at the discretion of the board. Dr. Richerson is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated. In the event that Dr. Richerson is terminated without cause or if he resigns for good reason, he will be entitled to eighteen (18) months of salary continuation (payable in monthly installments), eighteen (18) months of continued medical insurance coverage for Dr. Richerson and his family at a cost no less favorable than the premium co-pay charged to active employees, the acceleration of outstanding equity awards and any accrued obligations. In the event that Dr. Richerson is terminated as a result of his disability, he will be entitled to twelve (12) months of salary continuation plus any accrued obligations. Any termination payments that may become due to Dr. Richerson are contingent upon his execution of a timely separation agreement in a form acceptable to us, which shall include a release of claims against us and his resignation from the board, if applicable. As part of his employment, Dr. Richerson was also granted options to purchase 775,000 shares of Common Stock with an exercise price of $1.50 per share and have a term of 7 years. The options were issued pursuant to the 2009 Plan and vested upon Dr. Richerson achieving certain milestones. As of August 1, 2012, all milestones had been reached and accordingly, all the options are vested.

Proprietary Information, Inventions and Competition Agreement

The proprietary information, inventions and competition agreement requires Dr. Richerson to maintain the confidentiality of the Company’s intellectual property as well as the assignment of any inventions made by Dr. Richerson during his employment. The agreement also limits Dr. Richerson’s ability to compete within certain fields of interest, as defined in the agreement, for a period of 18 months following end of his employment.

Indemnification Agreement

The indemnification agreement provides for the indemnification and defense of Dr. Richerson, in the event of litigation, to the fullest extent permitted by law.

The foregoing summaries of Mr. Richerson’s: (i) employment agreement; (ii) proprietary information, inventions and competition agreement; and (iv) indemnification agreement are qualified in their entirety by reference to the full text of the agreements which have been filed with the SEC as exhibits to our public filings.

Potential Payments Upon Termination or Change- in-Control

The following table sets forth the payments that would be made to our named executive officers if his or her employment in accordance with his or her employment agreement had been terminated by us without cause, termination as a result of disability on December 31, 2012 or in the event a change in control of our Company occurred on December 31, 2012, as applicable.

Name	Terminated without cause	Terminated, change of control	Termination as a result of Disability
Craig Dionne, PhD
Salary	$990,000	$990,000	$330,000
Bonus (1)	495,000	495,000	—
Health	72,000	72,000	—
Total:	$1,557,000	$1,557,000	$330,000

Nancy Jean Barnabei
Salary	216,000	$—	$144,000
Bonus (1)	73,900	—	—
Health	3,600	—	—
Acceleration of Stock Options (2)	—	—	—
Total:	$293,500	$—	$144,000

Russell Richerson, PhD
Salary	433,500	$—	$289,000
Bonus (1)	390,150	—	—
Health	27,000	—	—
Total:	$850,650	$—	$289,000

(1)	Assumes all annual bonus milestones have been attained prior to termination.
(2)	Calculated based upon a price per share of our common stock of $2.20, which was the closing price per share of our common stock on December 31, 2012. Ms. Barnabei’s options do not have any intrinsic value.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter E. Grebow, PhD	17,501	—	66,183	(1)	—	—	—	83,684

Bo Jesper Hansen	35,002	—	42,679	(2)	—	—	—	77,681

Scott Ogilvie	35,002	—	46,745	(3)	—	—	—	81,747

(1)	Options were granted at fair market value on May 24, 2012 at $1.05 per share. Of these options 25,000 vested upon grant and 38,000 will vest quarterly over a one-year period.

(2)	Options were granted at fair market value on August 13, 2012 at $1.12 per share. Options vest quarterly over a one-year period.

(3)	Options were granted at fair market value on March 1, 2012 at $1.20 per share. Options vest quarterly over a one-year period.

Director Compensation Plan

Pursuant to the terms of our non-executive director compensation policy, non-employee directors are entitled to the following compensation for service on our Board:

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

Cash Compensation.  Our eligible directors also receive cash compensation equal to: (i) an annual cash retainer of $25,000, and (ii) a per committee cash award of $3,334.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 27, 2013, information regarding beneficial ownership of our capital stock by:

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

			Common Stock
Name and Address of Beneficial Owner(1)	Shares		Shares Underlying Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Craig Dionne, PhD	2,464,749	(7)	2,533,905	4,998,654	19.0%
Russell B. Richerson, PhD(3)	942,392		1,887,611	2,830,003	11.1%
Nancy Jean Barnabei	—		204,260	204,260	*
Bo Jesper Hansen, MD, PhD	—		129,500	129,500	*
Scott Ogilvie	—		231,000	231,000	*
Peter E. Grebow, PhD	—		63,000	63,000	*

All directors and executive officers as a group (6 persons)	3,407,141		5,049,276	8,456,417	29.4%

Beneficial Owners of 5% or more
John T. Isaacs, PhD(4)	1,271,528		105,000	1,376,528	5.8%
Samuel R. Denmeade, MD(5)	1,271,528		105,000	1,376,528	5.8%
Kihong Kwon, MD(6)	3,407,025		—	3,407,025	14.4%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is GenSpera, Inc., 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 23,713,040 shares of common stock issued and outstanding as of March 27, 2013.

(3)	5050 East Gleneagles Drive, Tucson, AZ 85718

(4)	13638 Poplar Hill Road, Phoenix, MD 21131

(5)	5112 Little Creek Drive, Ellicott City, MD 21043

(6)	1015 E. Chapman, Suite 201, Fullerton, CA 92831. Does not include 1,747,509 warrants or convertible securities subject to exercise conditions based on percentage ownership.

(7)	884,663 owned by Craig A. Dionne & Bonnie Camille Dionne TTEES The Dionne Annuity Trust of 2011 and 115,337 owned by Craig A. Dionne & Bonnie Camille Dionne TTEES The Dionne Annuity Trust of 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

•	We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

•	During our January and February of 2011 offerings, Kihong Kwon, MD (including related and/or affiliated entities), purchased 1,773,804 units on the same terms and conditions as the other investors in the offering. Prior to the transaction, Dr. Kwon was not a related person. The price per unit was $1.80. Each unit consists of: (i) one (1) share of the common stock, and (ii) one half (½) common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.30. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. The warrants do not contain any price protection provisions. The warrants are callable assuming the following: (i) our common stock trades above $5.50 for ten (10) consecutive days; (ii) the daily average minimum volume over such ten (10) days is 15,000 or greater; and (iii) there is an effective registration statement covering the underlying shares. We also grant the investors in the units certain piggy-back registration rights.

•	During our April 2011 offerings, Kihong Kwon, MD (including related and/or affiliated entities), purchased 1,212,122 units on the same terms and conditions as the other investors in the offering. The price per unit was $1.65. Each unit consists of: (i) one (1) share of the common stock and (ii) one half (½) common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.15. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. The warrants do not contain any price protection provisions. The warrants are callable assuming the following: (i) our common stock trades above $6.50 for ten (10) consecutive days; (ii) the daily average minimum volume over such ten (10) days is 15,000 or greater; and (iii) there is an effective registration statement covering the underlying shares. We also granted the investors certain piggy-back registration rights.

•	On May 18, 2011, we granted each of Drs. Isaacs and Denmeade, our Scientific Advisors, common stock purchase options to purchase 20,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $1.85 per share. The options vest on the following schedule: 5,000 shares vested immediately and the rest vest in equal quarterly installments during the year beginning June 30, 2011, and lapse if unexercised on May 18, 2016.

•	On December 28, 2011, we granted each of Drs. Isaacs and Denmeade, our Scientific Advisors, common stock purchase options to purchase 20,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $2.03. The options vest on the following schedule: 5,000 shares vested immediately and the rest vest in equal installments quarterly beginning on March 31, 2012, and lapse if unexercised on January 1, 2017.

•	On July 1, 2011, we amended our outside director compensation policy to provide our outside directors with a $25,000 per year cash retainer as partial compensation for their service on our board.

•	As of December 31, 2012, we have 3 promissory notes payable to Dr. Dionne. Each note accrues interest at 4.2% per annum. The loans were originally made in order to provide us with working capital. The aggregate balance of the notes is $105,000 in principal and $21,000 in accrued interest. The notes and accrued interest are convertible into shares of common stock at a price per share of $0.50.

•	During our December Offering, Kihong Kwon, MD (including related and/or affiliated entities), purchased 70,914 units on the same terms and conditions as the other investors in the offering. The price per unit was $2.20. On March 22, 2013, we issued Dr. Kwon (or his related and affiliated entities) 17,076 additional units in connection with the adjustment to the per unit price. Each unit consists of: (i) one (1) share of the common stock, par value $0.0001, and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.00. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. The warrants do not contain any price protection provisions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.

In connection with the offering, we entered into a registration rights agreement with Kihong Kwon, MD (including related and/or affiliated entities) on the same terms as that of the other investors in the offering. Pursuant to the registration rights agreements, we agreed to file a “resale” registration statement with the SEC covering all shares of the common stock and the shares underlying the warrants within 45 days of the final closing date of the sale of units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We have agreed to use our best efforts to have the registration statement declared effective within 90 days of the final closing. We are also obligated to pay to investors, as partial liquidated damages, a fee of 0.50% per month in cash up to a maximum of 6%, upon the occurrence of certain events, including but not limited to failure to file and/or have the registration statement declared effective within the time provided.

•	On February 12, 2013, we granted each of Drs. Isaacs and Denmeade, our Scientific Advisors, common stock purchase options to purchase 20,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $1.95 per share. The options vest quarterly beginning on March 31, 2013 and lapse if unexercised on February 12, 2018.

•	On March 1, 2013 we granted Scott V. Ogilvie., one of our outside directors, options to purchase 38,000 shares of common stock. The options were granted pursuant to our director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $1.90 per share. The options vest quarterly beginning June 1, 2013, and lapse if unexercised on March 1, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2012 and 2011 fiscal years:

Type of Fees	2012	2011

Audit Fees
Liggett, Vogt & Webb, P.A.	$32,500	$-
RBSM, LLP	57,246	69,143
Audit Related Fees
Liggett, Vogt & Webb, P.A.	-	-
RBSM, LLP	51,100	8,100
Tax Fees	4,500	-
All Other Fees	-	-
Total Fees	$145,346	$77,243

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2012 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Neither of the firms which we engaged during 2012 provided any services, other than those listed above.

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

GENSPERA, INC.

Date: March 29, 2013	/s/ Craig Dionne
Chief Executive Officer

/s/ Nancy Jean Barnabei
Vice President Finance and Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Dionne	Chief Executive Officer, Chief Financial Officer and	March 29, 2013
Craig Dionne	Director (Principal Executive Officer)

/s/ Nancy Jean Barnabei	Vice President and Treasurer	March 29, 2013
Nancy Jean Barnabei	(Principal Accounting Officer)

/s/ Peter E. Grebow, PhD	Director	March 29, 2013
Peter E. Grebow, PhD

/s/ Bo Jesper Hansen MD PhD	Director	March 29, 2013
Bo Jesper Hansen MD PhD

/s/ Scott Ogilvie	Director	March 29, 2013
Scott Ogilvie

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

Information with regard to proxy materials sent to the Registrant’s security holders has been supplementally provided to the SEC.

GENSPERA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GenSpera Inc.

San Antonio, TX

We have audited the accompanying balance sheets of GenSpera Inc., a development stage company, as of December 31, 2012, and the related statements of losses, statement of stockholders' equity, and cash flows for the year ended December 31, 2012 and the period November 21, 2003 (date of inception) through December 31, 2012. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits. The cumulative statements of losses, changes in stockholders’ equity, and cash flows for the period November 21, 2003 (date of inception) to December 31, 2012 include amounts for the period from November 21, 2003 (date of inception) to December 31, 2011, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period November 21, 2003 through December 31, 2011 is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenSpera Inc., a development stage company, at December 31, 2012 and the results of its operations and its cash flows for each of year ended December 31, 2012 and the period November 21, 2003 (date of inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $728,000 as of December 31, 2012, and will require additional cash to fund and continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

Liggett, Vogt & Webb, P.A.

March 29, 2013

New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GenSpera Inc.

San Antonio, TX

We have audited the accompanying balance sheet of GenSpera Inc., a development stage company, as of December 31, 2011, and the related statements of losses, statement of stockholders' equity, and cash flows for the year ended December 31, 2011 and the period November 21, 2003 (date of inception) through December 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenSpera Inc., a development stage company, at December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 and the period November 21, 2003 (date of inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
New York, New York
March 6, 2012

GENSPERA, INC.

(A Development Stage Company)

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$2,345	$5,530
Prepaid expenses	77	-
Total current assets	2,422	5,530
Office equipment, net of accumulated depreciation of $10 and $7	12	9
Intangible assets, net of accumulated amortization of $77 and $60	136	152
Other assets	3	-
Total assets	$2,573	$5,691

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$728	$70
Accrued expenses	1,292	728
Warrant derivative – short-term	1,176	-
Convertible notes - stockholder	105	105
Total current liabilities	3,301	903
Warrant derivative – long-term	-	1,734
Total liabilities	3,301	2,637

Commitments and contingencies (Note 8)

Stockholders' (deficit) equity:
Preferred stock, par value $.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.0001 per share; 80,000,000 shares authorized, 22,298,424 and 21,457,419 shares issued and outstanding, respectively	2	2
Additional paid-in capital	26,353	23,215
Deficit accumulated during the development-stage	(27,083)	(20,163)

Total stockholders' (deficit) equity	(728)	3,054

Total liabilities and stockholders' equity	$2,573	$5,691

See accompanying notes to audited financial statements.

GENSPERA, INC.

(A Development Stage Company)

STATEMENTS OF LOSSES

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2012

(in thousands, except share and per share data)

			Cumulative Period
			from November 21, 2003
			(date of inception) to
	Years ended December 31,		December 31,
	2012	2011	2012

Operating expenses:
General and administrative	$3,953	$3,262	$12,103
Research and development	2,922	3,302	13,979
Research and development grant received	-	(244)	(489)

Total operating expenses	6,875	6,320	25,593

Loss from operations	(6,875)	(6,320)	(25,593)

Financing cost	-	-	(519)
(Loss) gain on change in fair value of warrant derivative liability	(50)	580	(1,010)
Interest income, net	5	26	39

Loss before provision for income taxes	(6,920)	(5,714)	(27,083)

Provision for income taxes	-	-	-

Net loss	$(6,920)	$(5,714)	$(27,083)

Net loss per common share, basic and diluted	$(0.32)	$(0.27)

Weighted average shares outstanding	21,805,211	20,821,555

See accompanying notes to audited financial statements.

GENSPERA, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2012

(in thousands, except share and per share data)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Balance, November 21, 2003	-	$-	$-	$-	$-	$-

Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	1	(1)	-	-	-

Contributed services	-	-	120	-	-	120

Net loss	-	-	-	-	(125)	(125)

Balance, December 31, 2003	6,100,000	1	119	-	(125)	(5)

Contributed services	-	-	193	-	-	193

Stock-based compensation	-	-	24	-	-	24

Net loss	-	-	-	-	(254)	(254)

Balance, December 31, 2004	6,100,000	1	336	-	(379)	(42)

Contributed services	-	-	48	-	-	48

Stock-based compensation	-	-	24	-	-	24

Net loss	-	-	-	-	(127)	(127)

Balance, December 31, 2005	6,100,000	1	408	-	(506)	(97)

Contributed services	-	-	144	-	-	144

Stock-based compensation	-	-	42	-	-	42

Net loss	-	-	-	-	(245)	(245)

Balance, December 31, 2006	6,100,000	1	594	-	(751)	(156)

Sale of common stock at $0.50 per share	1,300,000	-	650	-	-	650

Shares issued for services	735,000	-	367	-	-	367

Contributed services	-	-	220	-	-	220

Stock-based compensation	-	-	24	-	-	24

Exercise of options	900,000	-	3	-	-	3

Net loss	-	-	-	-	(691)	(691)

Balance, December 31, 2007	9,035,000	1	1,858	-	(1,442)	417

Exercise of options	1,000,000	-	500	-	-	500

Sale of common stock and warrants at $1.00 per share	2,320,000	-	2,320	-	-	2,320

Cost of sale of common stock and warrants	-	-	(206)	-	-	(206)

Shares issued for accrued interest	31,718	-	16	-	-	16

Shares issued for services	100,000	-	50	-	-	50

Stock-based compensation	-	-	314	-	-	314

Contributed services	-	-	50	-	-	50

Beneficial conversion feature of convertible debt	-	-	20	-	-	20

Net loss	-	-	-	-	(3,326)	(3,326)

Balance, December 31, 2008	12,486,718	1	4,922	-	(4,768)	155

Cumulative effect of change in accounting principle	-	-	(444)	-	(290)	(734)

Warrants issued for extension of debt maturities	-	-	52	-	-	52

Stock-based compensation	-	-	1,531	-	-	1,531

Common stock issued for services	86,875	-	104	-	-	104

Sale of common stock and warrants at $1.50 per share	2,665,354	1	3,797	-	-	3,798

Common stock and warrants issued as payment of placement fees	53,334	-	-	-	-	-

Common stock and warrants issued upon conversion of note and accrued interest	174,165	-	174	-	-	174

Net loss	-	-	-	-	(5,134)	(5,134)

Balance, December 31, 2009	15,466,446	2	10,136	-	(10,192)	(54)

Stock-based compensation	-	-	1,165	-	-	1,165

Sale of common stock and warrants at $1.65 per share	533,407	-	806	-	-	806

Sale of common stock and warrants at $2.00 per share	1,347,500	-	2,656	-	-	2,656

Common stock and warrants issued as payment of placement fees	43,632	-	-	-	-	-

Common stock issued as payment for patents and license	20,000	-	47	-	-	47

Common stock and warrants subscribed	-	-	-	612	-	612

Salaries paid with common stock	43,479	-	100	-	-	100

Exercise of options and warrants	150,001	-	125	-	-	125

Reclassification of derivative liability upon exercise of warrants	-	-	86	-	-	86

Net loss	-	-	-	-	(4,257)	(4,257)

Balance, December 31, 2010	17,604,465	2	15,121	612	(14,449)	1,286

Stock-based compensation	-	-	1,290	-	-	1,290

Sale of common stock and warrants at $1.80 per share	2,241,605	-	4,035	(612)	-	3,423

Sale of common stock and warrants at $1.65 per share	1,363,622	-	2,250	-	-	2,250

Common stock and warrants issued as payment of placement fees	61,498	-	-	-	-	-

Common stock and warrants issued as payment of accrued consulting fees	33,334	-	60	-	-	60

Common stock and warrants issued as payment of consulting fees	152,895	-	533	-	-	533

Cost of sales of common stock and warrants	-	-	(74)	-	-	(74)
Net loss	-	-	-	-	(5,714)	(5,714)

Balance, December 31, 2011	21,457,419	$2	$23,215	$-	$(20,163)	$3,054

Stock-based compensation	-	-	513	-	-	513

Common stock and warrants issued as payment of consulting fees	-	-	674	-	-	674

Exercise of options and warrants	544,639	-	691	-	-	691

Reclassification of derivative liability upon exercise of warrants	-	-	608	-	-	608

Sale of common stock and warrants at $2.20 per share	296,366	-	652	-	-	652

Net loss	-	-	-	-	(6,920)	(6,920)

Balance, December 31, 2012	22,298,424	$2	$26,353	$-	$(27,083)	$(728)

See accompanying notes to audited financial statements.

GENSPERA, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2012

(in thousands, except per share data)

			Cumulative Period
	Years ended December 31,		from November 21, 2003
	2012	2011	(date of inception) to December 31, 2012

Cash flows from operating activities:
Net loss	$(6,920)	$(5,714)	$(27,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	20	88
Stock-based compensation	513	1,823	6,081
Common stock issued for acquisition of license	-	-	29
Warrants issued for financing costs	-	-	468
Change in fair value of derivative liability	50	(580)	1,010
Contributed services	-	-	774
Amortization of debt discount	-	-	21
Increase in operating assets:
Prepaid expenses	(77)	-	(77)
Other assets	(3)	-	(3)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,895	707	2,780
Cash used in operating activities	(4,521)	(3,744)	(15,912)

Cash flows from investing activities:
Acquisition of office equipment	(7)	-	(23)
Acquisition of intangibles	-	-	(194)
Cash used in investing activities	(7)	-	(217)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	652	5,673	17,627
Proceeds from exercise of warrants	691	-	816
Cost of common stock and warrants sold	-	(70)	(74)
Proceeds from convertible notes - stockholder	-	-	155
Repayments of convertible notes - stockholder	-	-	(50)
Cash provided by financing activities	1,343	5,603	18,474

Net (decrease) increase in cash	(3,185)	1,859	2,345
Cash, beginning of period	5,530	3,671	-
Cash, end of period	$2,345	$5,530	$2,345

See accompanying notes to audited financial statements.

GENSPERA, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND FOR THE PERIOD FROM NOVEMBER 21, 2003

(INCEPTION) TO DECEMBER 31, 2012

NOTE 1 - BACKGROUND

GenSpera, Inc. (“we”, “us”, “our company “, “our”, “GenSpera” or the “Company” ) was formed under the laws of the State of Delaware in November 2003 and has its principal office in San Antonio, Texas. We are a development stage pharmaceutical company focused on the discovery and development of prodrug cancer therapeutics for the treatment of solid tumors, including prostate, liver, brain and other cancers.   We plan to develop a series of therapies based on our target-activated prodrug technology platform and further test them through Phase I/II clinical trials. Our primary focus at the present time is the clinical development of our lead compound, G-202, a novel therapeutic agent with a unique mechanism of action. We have completed enrollment in a Phase Ia/Ib dose-escalation safety, tolerability and dose refinement study in which two patients remain on study as of March 27, 2013. We are also conducting a Phase II clinical trial to test the utility of G-202 in patients with hepatocellular carcinoma (liver cancer).

Note 2 - Management’s Plans to Continue as a Going Concern

Basis of Presentation

The opinion of our independent registered accounting firm on our Financial Statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have a deficit accumulated during the development stage of $27.1 million as of December 31, 2012. We anticipate incurring additional losses for the foreseeable future and until such time, if ever, that we can generate significant sales of our therapeutic product candidates currently in development or enter into cash flow positive business development transactions.

Development Stage Risks

We are a development stage entity. To date, we have generated no sales revenues, have incurred losses and expect to incur significant additional losses as we advance G-202 into Phase II clinical studies. Consequently, our operations are subject to all the risks inherent in the establishment of a pre-revenue business enterprise as well as those risks associated with a company engaged in research and development of pharmaceutical compounds.

Our cash and cash equivalents balance at December 31, 2012 was $2.3 million, representing 91% of total assets. Based upon our current expected level of operating expenditures, we expect to be able to fund operations through September 2013. We require additional cash to fund and continue operations beyond that point. This period could be shortened if there are any unanticipated significant increases in planned spending on development programs or other unforeseen events. We need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that other financing will be available when needed to allow us to continue our operations or if available, on terms acceptable to us. We currently have no commitments from any source for future funding.

To preserve cash, we have delayed the start of our planned Phase II prostate cancer clinical trial and certain other product development activities. In the event financing is not obtained, the Company could pursue further cost cutting measures as well as explore the sale of selected assets to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate additional development programs, these events could have a material adverse effect on our business, results of operations and financial condition.

These factors raise significant doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 3 - Summary of Critical Accounting Policies and Use of Estimates

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

GenSpera incurred research and development expenses of $2.9 million, $3.3 million and $14.0 million for the years ended December 31, 2012 and 2011, and from November 21, 2003 (inception) through December 31, 2012, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and cash equivalents were $2.3 million and $5.5 million at December 31, 2012 and 2011, respectively.

We currently outsource all manufacturing of our clinical supplies to single source manufactures. We also have a single source supplier for the active ingredient in our prodrug compounds, including G-202. A change in these suppliers could cause a delay in manufacturing and/or clinical trials, which would adversely affect our Company.

Intangible Assets

Intangible assets consist of licensed technology, patents, and patent applications (see Note 5). The assets associated with licensed technology are recorded at cost and are being amortized on the straight line basis over their estimated useful lives of twelve to seventeen years.

Amortization expense recorded during the years ended December 31, 2012 and 2011 was approximately $17,000 for both years. Amortization expense for each one of the next five fiscal years is estimated to be approximately $17,000 in 2013, 2014 and 2015, respectively and approximately $15,000 in 2016, and $12,000 in 2017.

Office Equipment

Office equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on the straight line basis over the estimated useful lives of the assets of three to five years. Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to expense. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its office equipment for impairment.

Depreciation expense was approximately $4,000 and $3,000 for the years ended December 31, 2012 and 2011, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2012 and 2011, as they would be anti-dilutive:

	Year Ended December 31,
	2012	2011
Shares underlying options outstanding	4,674,628	3,646,870
Shares underlying warrants outstanding	8,513,984	8,715,289
Shares underlying convertible notes outstanding	252,698	243,854

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Warrant derivative liability consists of certain of our warrants with anti-dilution provisions, and are valued using option pricing models which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

Fair Value Measurements

Valuation Hierarchy – GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The table below summarizes the fair values of our financial liabilities as of December 31, 2012 and 2011 (in thousands):

	Fair Value at	Fair Value Measurement Using
	December 31, 2012	Level 1	Level 2	Level 3

Warrant derivative liability	$1,176	$—	$—	$1,176

	Fair Value at	Fair Value Measurement Using
	December 31, 2011	Level 1	Level 2	Level 3

Warrant derivative liability	$1,734	$—	$—	$1,734

The reconciliation of the warrant derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	2012	2011
Balance at beginning of year	$1,734	$2,314
Loss (gain) on change in fair value of warrant liability	50	(580)
Reclassification to equity upon exercise of warrants	(608)	-
Balance at end of period	$1,176	$1,734

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an equity award based on the grant-date fair value of the award. All grants under our stock-based compensation programs are accounted for at fair value and that cost is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Compensation expense for options granted to non-employees is determined in accordance with the standard as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for awards granted to non-employees is re-measured each period.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company uses the Black-Scholes option-pricing model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company's present or future financial statements.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year ended December 31,
	2012	2011
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	674	-
Derivative liability reclassified to equity upon exercise of warrants	608	-
Common stock units issued as payment of accrued consulting fees	-	60
Common stock units issued as payment of placement fees	-	110
Common stock and warrants issued as payment of consulting fees	-	499

There was no cash paid for interest and income taxes for the years ended December 31, 2012 and 2011.

NOTE 5 – INTELLECTUAL PROPERTY

We solely own or have exclusive licenses to all of our patents and patent applications. Between 2008 and 2011, we entered into license and assignment agreements with Johns Hopkins University (JHU), the University of Copenhagen (UC) and certain co-inventors (Assignee Co-Founders), in which we paid $212,000 in cash and common stock. As a result of these payments and pursuant to the agreements, we acquired worldwide, exclusive, fully paid up rights in know-how, pre-clinical data, development data and certain patent portfolios that relate to, and form the basis of, our technology. Under these agreements, we are not required to make any other future payments, including fees or other reimbursements, milestones, or royalties, to JHU, UC, or the Assignee Co-Founders.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued compensation and benefits	$958	$674
Accrued research and development	100	-
Accrued other	234	54
Total accrued expenses	$1,292	$728

NOTE 7 - CONVERTIBLE NOTES PAYABLE

We have executed convertible notes with our chief executive officer pursuant to which we have borrowed an aggregate of $0.2 million ($0.1 million principal balance outstanding at December 31, 2012). The notes bear an interest rate of 4.2% and matured at various dates through December 6, 2011. Accrued interest at December 31, 2012 and 2011 was approximately $21,000 and $17,000, respectively. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

(a)	Operating Leases

The Company leases its corporate offices under an operating lease that expires on October 14, 2015.  Rent expense for office space amounted to approximately $27,000 and $19,000 for the years ended December 31, 2012 and 2011, respectively. The following table summarizes future minimum lease payments as of December 31, 2012 (in thousands):

2013	$55
2014	56
2015	45
Total minimum lease payments	$156

(b)	Employment Agreements

Effective January 1, 2012, the Company revised the employment agreements with the Chief Executive Officer and Chief Operating Officer. On August 16, 2012, the Company hired the Vice President Finance, Treasurer and Principal Accounting Officer.  On September 2, 2012, the employment agreement with our Chief Operating Officer was automatically extended for an additional year.  The employment agreements contain severance provisions and indemnification clauses.  The indemnification agreement provides for the indemnification and defense of the executive officers, in the event of litigation, to the fullest extent permitted by law.

As part of the agreements, the executives potentially shall be entitled to the following (in thousands):

	Chief Executive Officer	Chief Operating Officer	Vice President Finance, Treasurer and Principal Accounting Officer
Terminated without cause	$1,557	$851	$294
Terminated, change of control without good reason	1,557	—	—
Terminated for cause, death, disability and by executive without good reason	330	289	144

NOTE 9 - CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

During the year ended December 31, 2012, 544,639 options and warrants were exercised into an equivalent number of common shares. We received proceeds of $0.7 million from the exercise of the options and warrants. During the year ended December 31, 2012, 78,333 warrants were exercised on a cashless basis into 37,301 common shares.

2013 Equity Financing

See Note 13 - Subsequent Events.

2012 Equity Financing

In December of 2012, we offered and sold an aggregate of 296,366 units, in multiple closings, resulting in gross proceeds of approximately $0.7 million (“December Offering”). The price per unit was $2.20. On March 22, 2013, we issued 71,374 additional units in order to adjust the price per unit from $2.20 to $1.773 to be consistent with the price per unit of our March 22, 2013 closing. Each unit consists of: (i) one (1) share of the common stock, par value $0.0001, and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.00. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions, as defined. The warrants do not contain any price protection provisions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ prior notice to the Company.

In connection with the offering, we entered into a registration rights agreement with our investors. Pursuant to the registration rights agreements, we agreed to file a “resale” registration statement with the SEC covering all shares of the common stock and the shares underlying the warrants within 45 days of the final closing date of the sale of units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We have agreed to use our best efforts to have the registration statement declared effective within 90 days of the final closing. We are also obligated to pay to investors, as partial liquidated damages, a fee of 0.50% per month in cash up to a maximum of 6%, upon the occurrence of certain events, including but not limited to failure to file and/or have the registration statement declared effective within the time provided.

2011 Equity Financing

On January 21, 2011, pursuant to a securities purchase agreement (the Securities Purchase Agreement), we sold 2,074,914 units resulting in gross proceeds to the Company of approximately $3.7 million (Offering).  The price per unit was $1.80.  Each unit consists of: (i) one (1) share of the Company’s common stock, par value $.0001 (Shares), and (ii) one half (1/2) Common Stock Purchase Warrant (Warrant(s)). Of these units, 339,915 were subscribed at December 31, 2010 with gross proceeds to the Company of approximately $0.6 million recorded in the December 31, 2010 financial statements as Common Stock Subscribed.

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

In connection with the Offering, we incurred placement agent and finder’s fees in the amount of $0.1 million in cash and issued warrants to purchase a total of 63,498 shares at an average exercise price per share of $3.26.  Of the fees incurred, $0.1 million was reinvested in the Offering on the same terms and conditions as the investors, resulting in the issuance of 61,498 units.

On February 16, 2011, pursuant to a securities purchase agreement, we sold an additional 166,691 units resulting in gross proceeds to the Company of $0.3 million. The units contain the same terms as the January 21, 2011 units described above. In connection with the offering, we incurred placement agent and finder’s fees in the amount of approximately $6,000 in cash and issued warrants to purchase a total of 3,558 shares at an exercise price per share of $2.16.

On April 29, 2011, pursuant to a securities purchase agreement, we sold an additional 1,363,622 units resulting in gross proceeds of $2.2 million.  The price per unit was $1.65.  Each unit consists of: (i) one (1) share of the common stock, par value $.0001, and (ii) one half (1/2) common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase the common shares at a price per share of $3.15.  In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date.   The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.  The warrants do not contain any price protection provisions.   The warrants are callable assuming the following: (i) our common stock trades above $6.50 for ten (10) consecutive days; (ii) the daily average minimum volume over such ten (10) days is 15,000 or greater; and (iii) there is an effective registration statement covering the underlying shares.   We also granted the investors certain piggy-back registration rights. In connection with the offering, we incurred finder’s fees in the amount of $60,000 in cash and issued warrants to purchase a total of 36,364 shares at an exercise price per share of $3.15.  The warrants have the same terms and conditions as the investor warrants.

As a result of the 2011 offerings, the reinvestment of fees, and the issuance of placement agent and finder’s warrants, we issued a total of 3,666,725 shares and 1,936,785 common stock purchase warrants.

NOTE 10 - STOCK OPTIONS

Deferred Compensation Plan

In July of 2011, we adopted Executive Deferred Compensation Plan (the Deferred Plan). The Deferred Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the Code). The Deferred Plan is intended to be an unfunded “top hat” plan which is maintained primarily to provide deferred compensation benefits for a select group of our “management or highly compensated employees” within the meaning of Sections 201, 301, and 401 of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and to therefore be exempt from the provisions of Parts 2, 3, and 4 of Title I of ERISA. The Deferred Plan is intended to help build a supplemental source of savings and retirement income through pre-tax deferrals of eligible compensation, which may include cash, option and stock bonus awards, discretionary cash, option and stock awards and/or any other payments which may be designated by the Deferred Plan administrator, as eligible, for deferral under the Deferred Plan from time to time. As administered, the Deferred Plan is used to defer compensation of stock awards granted under our other equity compensation plans and does not by its terms approve any grants or awards.

GenSpera’s Compensation Plans

The Company’s 2007 Equity Compensation Plan (2007 Plan) and 2009 Executive Compensation Plan (2009 Plan) (together, the Plans) provide for the awarding of stock grants, nonqualified and incentive stock options, restricted stock units, performance units or other stock-based awards to officers, directors, employees and consultants of the Company. The purpose of the Plans is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. Our Plans are administered by a committee of non-employee directors (the Committee). The Committee determines: who shall be granted awards; the vesting periods; the exercise price; and any other terms deemed appropriate for any award.

As of December 31, 2012, our 2009 Plan authorized up to 1,775,000 shares of common stock to be reserved for issuance upon exercise of stock options or other stock-based awards, and the Company has awarded 1,775,000 stock options, and all such stock options are fully vested. On March 25, 2013, we amended the terms of the 2009 Plan to allow for the issuance of up to 6,000,000 shares of our common stock.

Our 2007 Plan authorizes up to 1,500,000 shares of common stock to be reserved per year for the issuance of the foregoing awards. Under the 2007 Plan, vesting schedules for stock options vary, but generally vest for a period of not more than five years and at a rate of not less than 20% per year. The maximum term of an option granted under the 2007 Plan is ten years. As of December 31, 2012, 2,873,209 shares of common stock were available for future grants under the Plan.

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of losses for the year ended December 31, 2012 and 2011 is as follows (in thousands):

F-12

	2012	2011
Stock-based compensation expense for employees and non-employee directors	$329	$624
Equity awards for nonemployees issued for services	165	348
Total stock-based compensation expense	$494	$972

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	2,612,500	$1.47
Granted	1,034,370	$1.94
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2011	3,646,870	$1.60
Granted	1,097,758	$2.33
Exercised	(70,000)	$0.50
Forfeited	—	—
Outstanding at December 31, 2012	4,674,628	$1.79	4.4	$2,138

Exercisable at December 31, 2012	4,477,378	$1.75	4.3	$2,138

As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of 0.5 years. As of December 31, 2012, there was $0.1 million of total unrecognized compensation expense related to performance-based, non-vested employee stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.

During 2012 and 2011, the Company issued options to purchase 1,094,658 and 636,370 shares of common stock, respectively, to employees, and non-employee directors under the Plans. The per share weighted-average fair value of the options granted to employees and non-employee directors during 2012 and 2011 was estimated at $0.99 and $0.86, respectively, on the date of grant.

During 2012 and 2011, the Company issued options to purchase 3,100 and 398,000 shares of common stock, respectively, to consultants under the Plan. The per-share weighted-average fair value of the options granted to consultants during 2012 and 2011 was estimated at $1.27 and $1.31, respectively, on the date of grant.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Volatility	71.9%	86.0%
Expected term (years)	2.8	3.3
Risk-free interest rate	0.3%	0.6%
Dividend yield	None	None

During the year ended December 31, 2012, 70,000 options were exercised into an equivalent number of common shares. We received proceeds of $35,000 from the exercise of the options.

NOTE 11 - WARRANTS AND DERIVATIVE WARRANT LIABILITY

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as derivative liabilities if the stock warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price.  We classify derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

Transactions involving our equity-classified and liability-classified stock warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	6,311,837	$2.11
Granted	2,403,452	$3.13
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2011	8,715,289	$2.39
Granted	314,366	$2.97
Exercised	(515,671)	$1.52
Forfeited	—	—
Outstanding at December 31, 2012	8,513,984	$2.47	1.9	$2,792

Exercisable at December 31, 2012	8,504,984	$2.47	1.9	$2,792

During the year ended December 31, 2012, 515,671 options were exercised into an equivalent number of common shares. We received proceeds of $0.7 million from the exercise of the options.

The following table summarizes outstanding warrants to purchase common stock as of December 31, 2012:

	Number of shares	Weighted Average Exercise price	Expiration
Equity–classified warrants
Issued to consultants	2,262,759	$1.64	January 2013 through June 2017
Issued pursuant to 2009 financings	1,455,516	$3.00	February 2014 through September 2014
Issued pursuant to 2010 financings	1,022,943	$3.38	January 2015 through May 2015
Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
	6,974,369
Liability–classified warrants
Issued pursuant to July 2008 financings	1,539,615	$1.50	July 2013 through August 2013
	8,513,984

Equity-classified Warrants

During 2012 and 2011, the Company issued warrants to consultants to purchase 18,000 and 466,667 shares of common stock, respectively. The per share weighted-average fair value of the warrants granted to consultants during 2012 and 2011 was estimated at $1.31 and $1.18, respectively, on the date of grant. Total stock-based compensation expense recognized for warrants issued to consultants using the straight-line method in the statement of losses for the year ended December 31, 2012 and 2011 was $14,000 and $851,000, respectively.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the equity-classified warrants issued for services for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Volatility	60.3%	87.0%
Expected term (years)	4.7	5.0
Risk-free interest rate	0.7%	1.5%
Dividend yield	None	None

In connection with the December 2012 financing, the Company issued 296,366 common stock purchase warrants at an exercise price of $3.00 per share. As a result of the 2011 offerings, the reinvestment of fees, and the issuance of placement agent and finder’s warrants, we issued a total of 1,936,785 common stock purchase warrants.

Liability-classified Warrants

The Company has assessed its outstanding equity-linked financial instruments and has concluded that certain of its warrants are subject to derivative accounting, as a result of certain anti-dilution provisions contained in the warrants. The fair value of these warrants is classified as a liability in the financial statements with the change in fair value during the periods presented recorded in the statement of operations.

The following table summarizes the calculated aggregate fair values for the warrant derivative liability using the Black-Scholes method based on the following assumptions (in thousands):

	Fair value as of December 31,
	2012	2011

Calculated aggregate value	$1,176	$1,734
Exercise price per share of warrant	$1.50	$1.50
Closing price per share of common stock	$2.20	$2.01
Volatility	54.0%	71.0%
Expected term (years)	0.5	1.5
Risk-free interest rate	0.11%	0.12%
Dividend yield	0%	0%

We have recorded loss of $50,000 and gain of $580,000 during the year ended December 31, 2012 and 2011, respectively related to the change in fair value of the warrant derivative liability during that period.

NOTE 12 - INCOME TAXES

Net operating losses for tax purposes of approximately $17.4 million at December 31, 2012 are available for carryover. The net operating losses will expire from 2013 through 2032. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $1.8 million and $1.2 million during the years ended December 31, 2012 and 2011, respectively. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2012 and 2011 follows.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryover	$5,914	$3,873
Tax credits	114	328
Valuation allowance	(6,028)	(4,201)
Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	0%	0%
Non-deductible items	10%	8%
Valuation allowance	24%	26%

Effective income tax rate	0%	0%

NOTE 13 – SUBSEQUENT EVENTS

In January 2013, we offered and sold an aggregate of 104,095 units in an additional closing of our December Offering resulting in gross proceeds of $0.2 million. The price per unit was $2.20. On March 22, 2013, we issued 25,069 additional units in order to adjust the price per unit from $2.20 to $1.773 to be consistent with the price per unit of our March 22, 2013 closing.  All other terms and conditions are the same as the December Offering.

Between March 22, 2013 and March 27, 2013, we offered and sold 557,256 units in in connection with another closing of our December Offering. This closing resulted in gross proceeds of $1.0 million. The price per unit was $1.773. All other terms and conditions are the same as the December Offering.

In connection with this closing, we incurred placement agent and finder’s fees and expenses in the amount of $37,000 in cash and issued warrants to purchase 18,410 shares at an exercise price per share of $3.00.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Certificate of Amendment of Certificate of Incorporation		S-1	3.01	333-180893	4/24/12

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.11**	Amended and Restated 2009 Executive Compensation Plan adopted March 25, 2013	*

4.12	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.13	Form of Securities Purchase Agreement - Jan - Mar 2010 offering		10-K	4.27	333-153829	3/31/10

4.14	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.15	Form of Consultant Warrants issued in May 2010		10-Q	4.18	333-153829	5/14/10

4.16	Form of Securities Purchase Agreement - May 2010	8-K	10.01	333-153829	5/25/10

4.17	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.18**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.19	Form of Securities Purchase Agreement - January and February of 2011	8-K	10.01	333-153829	1/27/11

4.20	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.21	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement		10-K	4.22	333-153829	3/30/11

4.22	Form of Securities Purchase Agreement dated April 2011		8-K	10.01	333-153829	5/03/11

4.23	Form of Common Stock Purchase Warrant dated April 2011		8-K	10.02	333-153829	5/03/11

4.24**	Form of Executive Deferred Compensation Plan		8-K	99.01	333-153829	7/08/11

4.25	Form of Common Stock Purchase Warrant issued to consultants in December of 2011		10-K	4.26	333-153829	3/06/12

4.26	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012		10-K	4.27	333-153829	3/06/12

4.27	Form of Securities Purchase Agreement for December 2012 through March 2013 Offering		8-K	10.01	333-153829	3/28/13

4.28	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering		8-K	4.01	333-153829	3/28/13

4.29	Form of Registration Rights Agreement for December 2012 through March 2013 Offering		8-K	10.02	333-153829	3/28/13

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	*

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

10.10**	Nancy Jean Barnabei Employment Agreement		8-K	10.01	333-153829	8/21/12

10.11**	Nancy Jean Barnabei Proprietary Information, Inventions and Competition Agreement		8-K	10.02	333-153892	8/21/12

10.12**	Nancy Jean Barnabei Indemnification Agreement		8-K	10.03	333-153892	8/21/12

10.13**	Peter E. Grebow Independent Director Agreement		8-K	10.01	333-153892	06/1/12

23.01	Consent of RBSM, LLP	*
23.02	Consent of Liggett, Vogt & Webb P.A.	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase ***

101.LAB	XBRL Taxonomy Extension Label Linkbase ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase ***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein