Form 10-Q
period 2013-03-31
GENSPERA INC
filed 2013-05-10
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 8, 2013 Registrant had 23,743,274 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our Annual Report on Form 10-K for the year ended December 31, 2012, which also includes the “Risk Factors” section, filed with the United States Securities and Exchange Commission or SEC, on March 29, 2013. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc. Also, any reference to “common stock,” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2013), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the three month period ended March 31, 2013 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2013. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors, and our further development is highly dependent on market acceptance, which is outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, (i) our ability to manage the business despite continuing operating losses and cash outflows; (ii) our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology; (iii) our ability to build the management and human resources and infrastructure necessary to support the growth of our business; (iv) competitive factors and developments beyond our control; (v) scientific and medical developments beyond our control; (vi) limitations caused by government regulation of our business; (vii) whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; (viii) whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these new licensed technologies will be realized; and (ix) the other factors discussed in the “Risk Factors” section included in our 2012 Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future financial performance.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,553	$2,345
Prepaid expenses	155	77
Total current assets	2,708	2,422
Office equipment, net of accumulated depreciation of $12 and $10	13	12
Intangible assets, net of accumulated amortization of $81 and $77	131	136
Other assets	3	3
Total assets	$2,855	$2,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$918	$728
Accrued expenses	620	1,292
Warrant derivative – short-term	926	1,176
Convertible notes – stockholder	105	105
Total current liabilities	2,569	3,301
Total liabilities	2,569	3,301

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 80,000,000 shares authorized, 23,713,040 and 22,298,424 shares issued and outstanding, respectively	2	2
Additional paid-in capital	28,664	26,353
Deficit accumulated during the development-stage	(28,380)	(27,083)

Total stockholders’ equity (deficit)	286	(728)

Total liabilities and stockholders’ equity	$2,855	$2,573

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

			Cumulative Period
			from November 21, 2003
	Three months ended March 31,		(date of inception) to
	2013	2012	March 31, 2013

Operating expenses:
General and administrative	$861	$667	$12,964
Research and development	670	738	14,649
Research and development grant received	-	-	(489)

Total operating expenses	1,531	1,405	27,124

Loss from operations	(1,531)	(1,405)	(27,124)

Financing cost	-	-	(519)
Gain (loss) on change in fair value of warrant derivative liability	235	(1,592)	(775)
Interest (expense) income, net	(1)	3	38

Loss before provision for income taxes	(1,297)	(2,994)	(28,380)

Provision for income taxes	-	-	-

Net loss	$(1,297)	$(2,994)	$(28,380)

Net loss per common share, basic and diluted	$(0.06)	$(0.14)

Weighted average shares outstanding	22,834,538	21,610,021

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share and per share data)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders’
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)
Balance, November 21, 2003	-	$-	$-	$-	$-	$-
Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	1	(1)	-	-	-
Contributed services	-	-	120	-	-	120
Net loss	-	-	-	-	(125)	(125)
Balance, December 31, 2003	6,100,000	1	119	-	(125)	(5)
Contributed services	-	-	193	-	-	193
Stock-based compensation	-	-	24	-	-	24
Net loss	-	-	-	-	(254)	(254)
Balance, December 31, 2004	6,100,000	1	336	-	(379)	(42)
Contributed services	-	-	48	-	-	48
Stock-based compensation	-	-	24	-	-	24
Net loss	-	-	-	-	(127)	(127)
Balance, December 31, 2005	6,100,000	1	408	-	(506)	(97)
Contributed services	-	-	144	-	-	144
Stock-based compensation	-	-	42	-	-	42
Net loss	-	-	-	-	(245)	(245)
Balance, December 31, 2006	6,100,000	1	594	-	(751)	(156)
Sale of common stock at $0.50 per share	1,300,000	-	650	-	-	650
Shares issued for services	735,000	-	367	-	-	367
Contributed services	-	-	220	-	-	220
Stock-based compensation	-	-	24	-	-	24
Exercise of options	900,000	-	3	-	-	3
Net loss	-	-	-	-	(691)	(691)
Balance, December 31, 2007	9,035,000	1	1,858	-	(1,442)	417
Exercise of options	1,000,000	-	500	-	-	500
Sale of common stock and warrants at $1.00 per share	2,320,000	-	2,320	-	-	2,320
Cost of sale of common stock and warrants	-	-	(206)	-	-	(206)
Shares issued for accrued interest	31,718	-	16	-	-	16
Shares issued for services	100,000	-	50	-	-	50
Stock-based compensation	-	-	314	-	-	314
Contributed services	-	-	50	-	-	50
Beneficial conversion feature of convertible debt	-	-	20	-	-	20
Net loss	-	-	-	-	(3,326)	(3,326)
Balance, December 31, 2008	12,486,718	1	4,922	-	(4,768)	155
Cumulative effect of change in accounting principle	-	-	(444)	-	(290)	(734)
Warrants issued for extension of debt maturities	-	-	52	-	-	52
Stock-based compensation	-	-	1,531	-	-	1,531
Common stock issued for services	86,875	-	104	-	-	104
Sale of common stock and warrants at $1.50 per share	2,665,354	1	3,797	-	-	3,798
Common stock and warrants issued as payment of placement fees	53,334	-	-	-	-	-
Common stock and warrants issued upon conversion of note and accrued interest	174,165	-	174	-	-	174
Net loss	-	-	-	-	(5,134)	(5,134)
Balance, December 31, 2009	15,466,446	2	10,136	-	(10,192)	(54)
Stock-based compensation	-	-	1,165	-	-	1,165
Sale of common stock and warrants at $1.65 per share	533,407	-	806	-	-	806
Sale of common stock and warrants at $2.00 per share	1,347,500	-	2,656	-	-	2,656
Common stock and warrants issued as payment of placement fees	43,632	-	-	-	-	-
Common stock issued as payment for patents and license	20,000	-	47	-	-	47
Common stock and warrants subscribed	-	-	-	612	-	612
Salaries paid with common stock	43,479	-	100	-	-	100
Exercise of options and warrants	150,001	-	125	-	-	125
Reclassification of derivative liability upon exercise of warrants	-	-	86	-	-	86
Net loss	-	-	-	-	(4,257)	(4,257)
Balance, December 31, 2010	17,604,465	2	15,121	612	(14,449)	1,286
Stock-based compensation	-	-	1,290	-	-	1,290
Sale of common stock and warrants at $1.80 per share	2,241,605	-	4,035	(612)	-	3,423
Sale of common stock and warrants at $1.65 per share	1,363,622	-	2,250	-	-	2,250
Common stock and warrants issued as payment of placement fees	61,498	-	-	-	-	-
Common stock and warrants issued as payment of accrued consulting fees	33,334	-	60	-	-	60
Common stock and warrants issued as payment of consulting fees	152,895	-	533	-	-	533
Cost of sales of common stock and warrants	-	-	(74)	-	-	(74)
Net loss	-	-	-	-	(5,714)	(5,714)
Balance, December 31, 2011	21,457,419	$2	$23,215	$-	$(20,163)	$3,054
Stock-based compensation	-	-	513	-	-	513
Common stock and warrants issued as payment of consulting fees	-	-	674	-	-	674
Exercise of options and warrants	544,639	-	691	-	-	691
Reclassification of derivative liability upon exercise of warrants	-	-	608	-	-	608
Sale of common stock and warrants at $2.20 per share	296,366	-	652	-	-	652
Net loss	-	-	-	-	(6,920)	(6,920)
Balance, December 31, 2012	22,298,424	$2	$26,353	$-	$(27,083)	$(728)
Stock-based compensation	-	-	1,077	-	-	1,077
Exercise of warrants	656,822	-	95	-	-	95
Reclassification of derivative liability upon exercise of warrants	-	-	15	-	-	15
Sale of common stock and warrants at $1.773 per share	757,794	-	1,217	-	-	1,217
Cost of sales of common stock and warrants	-	-	(93)	-	-	(93)
Net loss	-	-	-	-	(1,297)	(1,297)
Balance, March 31, 2013	23,713,040	$2	$28,664	$-	$(28,380)	$286

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Cumulative Period from
			November 21, 2003
	Three months ended March 31,		(date of inception) to
	2013	2012	March 31, 2013

Cash flows from operating activities:
Net loss	$(1,297)	$(2,994)	$(28,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	5	93
Stock-based compensation	1,077	790	7,832
Common stock issued for acquisition of license	-	-	29
Warrants issued for financing costs	-	-	468
Change in fair value of derivative liability	(235)	1,592	775
Contributed services	-	-	774
Amortization of debt discount	-	-	21
Increase in operating assets:
Prepaid expenses	(78)	-	(155)
Other assets		-	(3)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(482)	(437)	1,624
Cash used in operating activities	(1,010)	(1,044)	(16,922)

Cash flows from investing activities:
Acquisition of office equipment	(1)	-	(24)
Acquisition of intangibles	-	-	(194)
Cash used in investing activities	(1)	-	(218)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	1,217	-	18,844
Proceeds from exercise of options and warrants	95	423	911
Cost of common stock and warrants sold	(93)	(25)	(167)
Proceeds from convertible notes – stockholder	-	-	155
Repayments of convertible notes – stockholder	-	-	(50)
Cash provided by financing activities	1,219	398	19,693

Net increase (decrease) in cash	208	(646)	2,553
Cash, beginning of period	2,345	5,530	-
Cash, end of period	$2,553	$4,884	$2,553

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BACKGROUND

GenSpera, Inc. (“we”, “us”, “our company”, “our”, “GenSpera” or the “Company”) was formed under the laws of the State of Delaware in November 2003 and has its principal office in San Antonio, Texas. We are a development stage pharmaceutical company focused on the discovery and development of prodrug cancer therapeutics for the treatment of solid tumors, including prostate, liver, brain and other cancers.   We plan to develop a series of therapies based on our target-activated prodrug technology platform and further test them through Phase I/II clinical trials. Our primary focus at the present time is the clinical development of our lead compound, G-202, a novel therapeutic agent with a unique mechanism of action. In our ongoing Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of G-202, we have treated a total of 44 patients (includes Phase Ia and Ib) and two patients with hepatocellular carcinoma remain on study as of May 8, 2013 with stable disease at 8.5 and 11.1 months after initiation of treatment. We are also conducting a Phase II clinical trial to test the utility of G-202 in patients with hepatocellular carcinoma (liver cancer), in which three patients have been treated as of May 8, 2013.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  We have incurred losses since inception and have a deficit accumulated during the development stage of $28.4 million as of March 31, 2013. We anticipate incurring additional losses for the foreseeable future and until such time, if ever, that we can generate significant sales of our therapeutic product candidates currently in development or enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at March 31, 2013 was $2.6 million, representing 89% of total assets. Based upon our current expected level of operating expenditures, we expect to be able to fund operations through September 2013. We require additional cash to fund and continue operations beyond that point. This period could be shortened if there are any unanticipated significant increases in planned spending on development programs or other unforeseen events. We need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that other financing will be available when needed to allow us to continue our operations or if available, on terms acceptable to us. We currently have no commitments from any source for future funding.

In the event financing is not obtained, the Company could pursue cost cutting measures as well as explore the sale of selected assets to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate development programs, these events could have a material adverse effect on our business, results of operations and financial condition.

These factors raise significant doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 3 – SUMMARY OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from those estimates.

Research and Development

Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for manufacturing, clinical trials, compensation and consulting costs.

GenSpera incurred research and development expenses of approximately $0.7 million, $0.7 million and $14.6 million for the three months ended March 31, 2013 and 2012, and from November 21, 2003 (inception) through March 31, 2013, respectively.

Loss Per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2013 and 2012, as they would be anti-dilutive:

	Three months ended March 31,
	2013	2012
Shares underlying options outstanding	6,023,641	4,370,528
Shares underlying warrants outstanding	8,171,088	8,386,954
Shares underlying convertible notes outstanding	254,873	246,053

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Warrant derivative liability consists of certain of our warrants with anti-dilution provisions, and are valued using option pricing models which incorporate the Company’s stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

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

The table below summarizes the fair values of our financial liabilities as of March 31, 2013 (in thousands):

	Fair Value at	Fair Value Measurement Using
	March 31, 2013	Level 1	Level 2	Level 3

Warrant derivative liability	$926	$—	$—	$926

The reconciliation of the warrant derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

2013
Balance at beginning of year	$1,176
Gain on change in fair value of warrant liability	(235)
Reclassification to equity upon exercise of warrants	(15)
Balance at end of period	$926

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

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company uses the Black-Scholes option-pricing model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands):

	Three months ended March 31,
	2013	2012
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	$999	$674
Derivative liability reclassified to equity upon exercise of warrants	$15	$404

There was no cash paid for interest and income taxes for the three months ended March 31, 2013 and 2012.

NOTE 5 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

During the three months ended March 31, 2013, 119,100 warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $95,000 and one million warrants were exercised on a cashless basis into 537,722 common shares. During the three months ended March 31, 2012, 250,002 warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $0.4 million.

Equity Financing

In December of 2012 (“December Offering”) we commenced a unit offering of our securities.  Each unit consists of: (i) one (1) share of common stock, par value $0.0001, and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.00. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions, as defined. The warrants do not contain any price protection provisions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ prior notice to the Company.

In connection with the offering, we agreed to enter into registration rights agreements with our investors. Pursuant to the registration rights agreements, we agreed to file a “resale” registration statement with the SEC covering the shares of common stock included in the units as well as the shares underlying the warrants, within 45 days of the final closing date of the sale of units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We have agreed to use our best efforts to have the registration statement declared effective within 90 days of the final closing. We are also obligated to pay to investors, as partial liquidated damages, a fee of 0.50% per month in cash up to a maximum of 6%, upon the occurrence of certain events, including but not limited to failure to file and/or have the registration statement declared effective within the time provided.

In January 2013, we offered and sold an aggregate of 104,095 units in an additional closing of our December Offering resulting in gross proceeds of $0.2 million. The price per unit was $2.20. In connection with the December 2012 and January 2013 closings of our December Offering, we issued 96,443 additional units in March 2013 in order to adjust the price per unit from $2.20 to $1.773 to be consistent with the price per unit of our March 2013 closing.

In March 2013, we offered and sold an additional 557,256 units in connection with another closing of our December Offering. This closing resulted in gross proceeds of $1.0 million. The price per unit was $1.773. In connection with this closing, we incurred placement agent fees and expenses in the amount of $37,000 in cash and issued warrants to purchase 18,410 shares at an exercise price per share of $3.00.

NOTE 6 – STOCK OPTIONS

In March 2013, we amended the terms of our 2009 Executive Compensation Plan (“2009 Plan”) to allow for the issuance of up to 6,000,000 shares of common stock. The terms of our 2007 Equity Compensation Plan (“2007 Plan”) allows for the issuance of up to 6,000,000 shares of common stock. Collectively, the 2009 Plan and 2007 Plan are referred to as “the Plans.”

Total stock-based compensation expense recognized for stock options and warrants issued using the straight-line method in the statement of operations for the three months ended March 31, 2013 and 2012 was $1,077,000 and $790,000, respectively.

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	4,674,628	$1.79
Granted	1,349,013	$2.06
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2013	6,023,641	$1.85	4.8	$2,081

Exercisable at March 31, 2013	5,751,114	$1.82	4.7	$2,060

As of March 31, 2013, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of one year. As of March 31, 2013, there was $0.1 million of total unrecognized compensation expense related to performance-based, non-vested employee stock options. That cost will be recognized when the performance criteria within the respective performance-based option grants become probable of achievement.

During the three months ended March 31, 2013, the Company issued options to purchase 1,221,972 and 38,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, the Company issued options to purchase 89,041 shares of common stock to consultants.

During the three months ended March 31, 2012, 20,000 options were exercised into an equivalent number of common shares for which we received $10,000 in proceeds.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Volatility	59.1%	58.0%
Expected term (years)	3.6	0.6
Risk-free interest rate	0.5%	0.2%
Dividend yield	0%	0%

NOTE 7 – WARRANTS AND DERIVATIVE WARRANT LIABILITY

We account for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price.  We classify derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

Transactions involving our equity-classified and liability-classified warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	8,513,984	$2.47
Granted	776,204	$3.00
Exercised	(1,119,100)	$0.98
Forfeited	—	—
Outstanding at March 31, 2013	8,171,088	$2.72	2.2	$1,314

Exercisable at March 31, 2013	8,166,588	$2.72	2.2	$1,314

During the three months ended March 31, 2013, 119,100 warrants were exercised into an equivalent number of common shares and 1,000,000 warrants were exercised on a cashless basis into 537,722 common shares. During the three months ended March 31, 2012, 250,002 warrants were exercised into an equivalent number of common shares.

The following table summarizes outstanding warrants to purchase common stock as of March 31, 2013:

	Number of shares	Weighted- average exercise price	Expiration
Equity–classified warrants
Issued to consultants	1,018,092	$2.11	January 2013 through June 2017
Issued pursuant to 2009 financings	1,455,516	$3.00	February 2014 through September 2014
Issued pursuant to 2010 financings	1,022,943	$3.38	January 2015 through May 2015
Issued pursuant to 2011 financings	2,097,452	$3.25	January 2016 through April 2016
Issued pursuant to 2012 financings	367,740	$3.00	December 2012 through December 2017
Issued pursuant to 2013 financings	704,830	$3.00	March 2013 through March 2018
	6,666,573
Liability–classified warrants
Issued pursuant to 2008 financings	1,504,515	$1.50	July 2013 through August 2013
	8,171,088

Equity-classified Warrants

Total stock-based compensation expense recognized for warrants issued to consultants using the straight-line method in the statement of operations for the three months ended March 31, 2013 and 2012 was $4,000 and $12,000, respectively. During the three months ended March 31, 2013, in connection with multiple closings of the December Offering, the Company issued an aggregate of 776,204 common stock purchase warrants, including: 686,420 pursuant to closings in January 2013 and March 2013; 18,410 to the placement agent; and 71,374 additional warrants issued to investors that participated in the December 2012 closing. All warrants were issued with an exercise price of $3.00.

Liability-classified Warrants

The Company has assessed its outstanding equity-linked financial instruments and has concluded that certain of its warrants are subject to derivative accounting as a result of certain anti-dilution provisions contained in the warrants. The fair value of these warrants is classified as a liability in the financial statements with the change in fair value during the periods presented recorded in the statement of operations.

The following table summarizes the calculated aggregate fair values for the warrant derivative liability using the Black-Scholes method based on the following assumptions:

	Fair value as of March 31,
	2013	2012

Calculated aggregate value (in thousands)	$1,010	$2,922
Exercise price per share of warrant	$1.50	$1.50
Closing price per share of common stock	$2.15	$3.10
Volatility	50.0%	58.0%
Expected term (years)	0.3	1.25
Risk-free interest rate	0.07%	0.19%
Dividend yield	0%	0%

We have recorded a gain of $0.2 million and a loss of $1.6 million during the three months ended March 31, 2013 and 2012, respectively, related to the change in fair value of the warrant derivative liability during that period.

NOTE 7 – SUBSEQUENT EVENTS

On May 6, 2013, GenSpera, Inc. (“Company”) received the resignation of Nancy Jean Barnabei as Vice President Finance, Treasurer and Principal Accounting Officer. Ms. Barnabei’s final date of employment has yet to be determined but is anticipated to be no later than June 30, 2013. The resignation was not as a result of any disagreement with the Company, known to an executive officer, relating to the Company’s operations, policies or practices. In the near term the Company expects to fulfill its accounting and reporting requirements through an accounting consultant as it has done previously.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, capital raising, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions.  These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.

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

We are currently focused on the clinical development of G-202 as an intravenously administered infusion drug candidate and have completed preliminary development of an injectable form of G-202 that we believe would be more convenient for both doctors and patients and strengthen the value of our patent portfolio. In our ongoing Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of G-202, we have treated a total of 44 patients (includes Phase Ia and Ib) and two patients with hepatocellular carcinoma remain on study as of May 8, 2013 with stable disease at 8.5 and 11.1 months after initiation of treatment. We are also conducting a Phase II clinical trial to test the utility of G-202 in patients with hepatocellular carcinoma (liver cancer) in which three patients have been treated as of May 8, 2013.

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of G-202. G-202 is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. As a result, since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through private sales of our equity securities. We have never been profitable and, as of March 31, 2013, we had an accumulated deficit of approximately $28.4 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at March 31, 2013 was approximately $2.6 million, representing 89% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operation through September, 2013. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our product candidates. There is no assurance that such financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

These factors raise significant doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Product Development of G-202

We intend to continue to develop and advance G-202 into Phase II clinical trials. Our ability to execute our product development plan is wholly dependent on the amount and timing of cash, if any, that we are able to raise in 2013 and 2014. Should we not raise sufficient funds to do all that we contemplate, our priority is the continuation and completion of our Phase II clinical study in hepatocellular carcinoma. We currently do not have sufficient working capital to fund this one clinical study through completion.

In 2012, we obtained clearance from the FDA to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” This trial is being conducted at multiple sites in the U.S. and is expected to enroll up to 29 patients. As of May 8, 2013, three patients were treated in the study.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2012 Annual Report on Form 10-K.

Result of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended March 31, 2013 and 2012. We do not anticipate generating any revenues during 2013. Net loss for the three months ending March 31, 2013 and 2012 were approximately $1.3 million and $3.0 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.5 million and $1.4 million during the three months ended March 31, 2013 and 2012, respectively.  The increase in operating expenses is the result of the following factors.

	Three months ended March 31,		Change in 2013 versus 2012
	2013	2012	$	%
	(amount in thousands)
Operating Expenses
General and administrative	$861	$667	$194	29%
Research and development	670	738	(68)	(9)%
Total operating expenses	$1,531	$1,405	$126	9%

General and Administrative

General and administrative expenses totaled approximately $0.9 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase of approximately $194,000 or 29% for the three months ended March 31, 2013 compared to the same period in 2012 was primarily attributable to increases in personnel-related costs of approximately $120,000 and $74,000 in professional fees and consulting expenses.

Our general and administrative expenses consist primarily of expenditures related to compensation, legal, accounting and tax, other professional, and general operating.

Research and Development Expenses

Research and development expenses totaled approximately $0.7 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. The decrease of approximately $68,000 or 9% for the three months ended March 31, 2013 compared to the same period in 2012 was primarily attributable to decreases related to toxicology and manufacturing of approximately $188,000, which were offset by increases in costs related to clinical trials and compensation of approximately $120,000.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, compensation and consulting costs.

Gain (loss) on change in fair value of warrant derivative liability

The gain (loss) on change in fair value of warrant derivative liability totaled approximately $0.2 million loss and $1.6 million gain during the three months ended March 31, 2013 and 2012, respectively. The change in the fair value of warrant derivative liability resulted primarily from the reduction in the expected term and from changes in our stock price during the reported periods. Refer to Note 7 of Notes to Financial Statements for further discussion on our warrant liability.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have a deficit accumulated of approximately $28.4 million as of March 31, 2013 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations primarily through the sale of our equity securities and exercise of warrants, resulting in total net proceeds of approximately $19.7 million. Cash and cash equivalents at March 31, 2013 was approximately $2.6 million.

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

We are actively seeking sources of financing to fund our continued operations and research and development programs. To raise additional capital, we may sell equity or debt securities, or enter into collaborative, strategic and/or licensing transactions. There can be no assurance that we will be able to complete any financing transaction in a timely manner or on acceptable terms or otherwise. If we are not able to raise additional cash, we may be forced to further delay, curtail, or cease development of our product candidates, or cease operations altogether.

From January through March 2013, we offered and sold an aggregate of 686,420 units in a private placement, in multiple closings, resulting in gross proceeds of approximately $1.2 million.

			Change in 2013
	Three months ended March 31,		versus 2012
	2013	2012	$	%
	(amount in thousands)
Cash at beginning of period	$2,345	$5,530	$(3,185)	(58)%
Net cash used in operating activities	(1,010)	(1,044)	34	3%
Cash used in investing activities	(1)	-	(1)	(100)%
Net cash provided by financing activities	1,219	398	821	206%
Cash at end of period	$2,553	$4,884	$(2,331)	(48)%

Cash totaled approximately $2.6 million and $4.9 million as of March 31, 2013 and 2012, respectively. The decrease of approximately $2.3 million at March 31, 2013 compared to the same period in 2012 was primarily attributable to approximately $3.2 million less cash at the beginning of 2013 compared to the beginning of 2012 offset by an increase provided by financing activities of approximately $0.9 million.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1.0 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. The minor decrease in cash used for operations during the three months ended March 31, 2013, compared to the same period in 2012, was primarily attributable to decreases in research and development related costs which were offset by increases in general and administrative related costs.

Net Cash Provided by Financing Activities

Cash provided by financing activities was approximately $1.2 million for the three months ended March 31, 2013 resulting from the sale of common stock and warrants and the exercise of warrants. Cash provided by financing activities was approximately $0.4 million for the three months ended March 31, 2012, resulting primarily from the exercise of warrants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2013 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2013 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.).  In that complaint, GenSpera, as the licensee of the inventions described and claimed in the U.S. Patent No. 7,468,354 (“the ‘354 patent”) and U.S. Patent No. 7,767,648 (“the ‘648 patent”), sought a declaratory judgment that Annastasiah Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either the ‘354 patent or the ‘648 patent as an inventor.  On April 2, 2012, Mhaka filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent.  Between April 26, 2012 and October 1, 2012, the parties conducted fact discovery.  Between October 1, 2012 and December 1, 2012, the parties conducted limited expert discovery.  On November 1, 2012, Mhaka filed a separate complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). In the complaint, Mhaka alleged that the Defendants are liable under various state law tort theories for omitting her from inventorship on the ‘354 patent and ‘648 patent.  In her prayer for relief, Mhaka sought unspecified damages from the Defendants but did not seek to alter the inventorship or ownership of the ‘354 patent or ‘648 patent.  On November 8, 2012, the Defendants removed this second action to the United States District Court for the District of Maryland, and on November 16, 2012, the Defendants moved to dismiss all claims in the complaint, asserting (among other things) that the claims were preempted by federal patent law.  On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the Defendants’ motion to dismiss in the second case.  On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case.  In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that “Annastasiah Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256.”  Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied Defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action.  When this occurs, the Defendants will have the opportunity to reply to those counterclaims, and a schedule for the action will be determined.  Upon entry of the aforementioned declaratory judgment in the original case, GenSpera intends to file a motion seeking its fees and costs pursuant to 35 U.S.C. § 285. Due to the complex nature of litigation, it is not known when, nor on what basis, this ligation will be concluded.

ITEM 1A.	RISK FACTORS

We are not required to provide the information required by this item as we are considered a smaller reporting company. This Quarterly Report should be read in conjunction with our 2012 Annual Report which contains the “Risk Factors” section found in Part 1, Item 1A.

We may not be able to continue as a going concern if we do not obtain additional financing by September 2013.

Our cash and cash equivalents balance at March 31, 2013 was $2.6 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations through September, 2013. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing would be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, or cease operations altogether or file for bankruptcy. Any such change may materially harm our business, financial condition, and operations.

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

The following information is given with regard to unregistered securities sold since January 1, 2013. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

•	In December of 2012 (“December Offering”) we commenced a unit offering of our securities. Each unit consists of: (i) one (1) share of common stock, par value $0.0001, and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.00. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions, as defined. The warrants do not contain any price protection provisions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ prior notice to the Company. In connection with the offering, we agreed to enter into registration rights agreement with our investors. Pursuant to the registration rights agreements, we agreed to file a “resale” registration statement with the SEC covering the shares of common stock included in the units as well as the shares underlying the warrants, within 45 days of the final closing date of the sale of units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We have agreed to use our best efforts to have the registration statement declared effective within 90 days of the final closing. We are also obligated to pay to investors, as partial liquidated damages, a fee of 0.50% per month in cash up to a maximum of 6%, upon the occurrence of certain events, including but not limited to failure to file and/or have the registration statement declared effective within the time provided.

•	In January 2013, we offered and sold an aggregate of 104,095 units in an additional closing of our December Offering resulting in gross proceeds of $0.2 million. The price per unit was $2.20. In connection with the December 2012 and January 2013 closings of our December Offering, we issued 96,443 additional units in March 2013 in order to adjust the price per unit from $2.20 to $1.773 to be consistent with the price per unit of our March 2013 closing.

•	In March 2013, we offered and sold an additional 557,256 units in connection with another closing of our December Offering. This closing resulted in gross proceeds of $1.0 million. The price per unit was $1.773. In connection with this closing, we incurred placement agent fees and expenses in the amount of $37,000 in cash and issued warrants to purchase 18,410 shares at an exercise price per share of $3.00.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: May 10, 2013	/s/ Craig Dionne
Chief Executive Officer

/s/ Nancy Jean Barnabei
Vice President Finance and Treasurer
(Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Certificate of Amendment of Certificate of Incorporation		S-1	3.01	333-180893	4/24/12

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.11**	Amended and Restated 2009 Executive		10-K	4.11	333-153829	3/29/13
	Compensation Plan adopted March 25, 2013

4.12	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.13	Form of Securities Purchase Agreement - Jan - Mar 2010 offering		10-K	4.27	333-153829	3/31/10

4.14	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.15	Form of Consultant Warrants issued in May 2010		10-Q	4.18	333-153829	5/14/10

4.16	Form of Securities Purchase Agreement - May 2010		8-K	10.01	333-153829	5/25/10

4.17	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.18**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.19	Form of Securities Purchase Agreement - January and February of 2011	8-K	10.01	333-153829	1/27/11

4.20	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.21	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.22	Form of Securities Purchase Agreement dated April 2011	8-K	10.01	333-153829	5/03/11

4.23	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.24**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.25	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.26	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.27	Form of Securities Purchase Agreement for December 2012 through March 2013 Offering	8-K	10.01	333-153829	3/28/13

4.28	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.29	Form of Registration Rights Agreement for December 2012 through March 2013 Offering	8-K	10.02	333-153829	3/28/13

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement	8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement	8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement	8-K	10.09	333-153829	9/09/09

10.10**	Nancy Jean Barnabei Employment Agreement	8-K	10.01	333-153829	8/21/12

10.11**	Nancy Jean Barnabei Proprietary Information, Inventions and Competition Agreement	8-K	10.02	333-153892	8/21/12

10.12**	Nancy Jean Barnabei Indemnification Agreement	8-K	10.03	333-153892	8/21/12

10.13**	Peter E. Grebow Independent Director Agreement	8-K	10.01	333-153892	06/1/12

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase ***

101.LAB	XBRL Taxonomy Extension Label Linkbase ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase ***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

