Form 10-Q
period 2013-06-30
GENSPERA INC
filed 2013-08-14
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 1, 2013 Registrant had 23,902,943 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our Annual Report on Form 10-K for the year ended December 31, 2012, which also includes the “Risk Factors” section, filed with the United States Securities and Exchange Commission or SEC, on March 29, 2013. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “Registrant” refer to GenSpera, Inc. Also, any reference to “common stock,” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2013), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the six month period ended June 30, 2013 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2013. The interim financial statements presented in this Quarterly Report as well as other information relating to our company contained in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors, and our further development is highly dependent on market acceptance, which is outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our ability to manage the business despite continuing operating losses and cash outflows;

•	our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans, including meeting our financial obligations under various licensing and other strategic arrangements and the successful commercialization of the relevant technology;

•	our ability to build the management and human resources and infrastructure necessary to support the growth of our business;

•	competitive factors and developments beyond our control;

•	scientific and medical developments beyond our control;

•	government regulation of our business;

•	whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business;

•	whether any potential strategic benefits of various licensing transactions will be realized and whether any potential benefits from the acquisition of these new licensed technologies will be realized;

In addition to the forgoing, other factors may influence our future performance including those factors discussed in the “Risk Factors” section included in our 2012 Annual Report on Form 10-K as well as those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future financial performance.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

GENSPERA, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,500	$2,345
Prepaid expenses	194	77
Total current assets	1,694	2,422
Office equipment, net of accumulated depreciation of $13 and $10	17	12
Intangible assets, net of accumulated amortization of $86 and $77	127	136
Other assets	3	3
Total assets	$1,841	$2,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,007	$728
Accrued expenses	828	1,292
Warrant derivative - short-term	355	1,176
Convertible notes - stockholder	105	105
Total current liabilities	2,295	3,301
Total liabilities	2,295	3,301

Commitments and contingencies

Stockholders’ equity (deficit):

Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 80,000,000 shares authorized, 23,794,608 and 22,298,424 shares issued and outstanding, respectively	2	2
Additional paid-in capital	28,868	26,353
Deficit accumulated during the development-stage	(29,324)	(27,083)

Total stockholders’ equity (deficit)	(454)	(728)

Total liabilities and stockholders’ equity	$1,841	$2,573

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period from November 21, 2003 (date of inception) to June 30, 2013
	2013	2012	2013	2012
General and administrative	$808	$912	$1,669	$1,579	$13,772
Research and development	666	789	1,336	1,527	15,315
Research and development grant received	-	-	-	-	(489)

Total operating expenses	1,474	1,701	3,005	3,106	28,598

Loss from operations	(1,474)	(1,701)	(3,005)	(3,106)	(28,598)

Finance cost	-	-	-	-	(519)
Gain (loss) on change in fair value of warrant derivative liability	531	844	766	(748)	(244)
Interest (expense) income, net	(1)	2	(2)	5	37

Loss before provision for income taxes	(944)	(855)	(2,241)	(3,849)	(29,324)
Provision for income taxes	-	-	-	-	-

Net loss	$(944)	$(855)	$(2,241)	$(3,849)	$(29,324)

Net loss per common share, basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.18)

Weighted average shares outstanding	23,759,386	21,825,698	23,299,517	21,727,859

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(in thousands, except share and per share data)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders’
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Stock-based compensation	-	-	1,148	-	-	1,148
Exercise of warrants	738,390	-	217	-	-	217
Reclassification of derivative liability upon exercise of warrants	-	-	55	-	-	55
Sale of common stock and warrants at $1.773 per share	757,794	-	1,217	-	-	1,217
Cost of sales of common stock and warrants	-	-	(122)	-	-	(122)
Net loss	-	-	-	-	(2,241)	(2,241)
Balance, June 30, 2013	23,794,608	$2	$28,868	$-	$(29,324)	$(454)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			Cumulative Period from
			November 21, 2003
	Six months ended June 30,		(date of inception) to
	2013	2012	June 30, 2013

Cash flows from operating activities:
Net loss	$(2,241)	$(3,849)	$(29,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	10	100
Stock-based compensation	1,148	233	7,229
Common stock issued for acquisition of license	-	-	29
Warrants issued for financing costs	-	-	468
Change in fair value of derivative liability	(766)	748	244
Contributed services	-	-	774
Amortization of debt discount	-	-	21
Increase in operating assets:
Prepaid expenses	(117)	-	(194)
Other assets		-	(3)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(185)	846	2,595
Cash used in operating activities	(2,149)	(2,012)	(18,061)

Cash flows from investing activities:
Acquisition of office equipment	(8)	-	(31)
Acquisition of intangibles	-	-	(194)
Cash used in investing activities	(8)	-	(225)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	1,217	-	18,844
Proceeds from exercise of options and warrants	217	431	1,033
Issuance cost of common stock and warrants sold	(122)	-	(196)
Proceeds from convertible notes - stockholder	-	-	155
Repayments of convertible notes - stockholder	-	-	(50)
Cash provided by financing activities	1,312	431	19,786

Net increase (decrease) in cash	(845)	(1,581)	1,500
Cash, beginning of period	2,345	5,530	-
Cash, end of period	$1,500	$3,949	$1,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BACKGROUND

GenSpera, Inc. (“we”, “us”, “our company”, “our”, “GenSpera” or the “Company”) was formed under the laws of the State of Delaware in November 2003, and has its principal office in San Antonio, Texas. We are a development stage pharmaceutical company focused on the discovery and development of prodrug cancer therapeutics for the treatment of solid tumors, including prostate, liver, brain and other cancers.   We plan to develop a series of therapies based on our target-activated prodrug technology platform and further test them through Phase I/II clinical trials.

Our primary focus at the present time is the clinical development of our lead compound, G-202, a novel therapeutic agent with a unique mechanism of action. We have completed a Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of G-202, in which we treated a total of 44 patients (includes Phase Ia and Ib), including two patients with hepatocellular carcinoma who experienced prolonged stabilization of disease up to eleven months after initiation of treatment. We are also conducting a Phase II clinical trial of G-202 in patients with hepatocellular carcinoma (liver cancer), in which four patients have been treated as of August 1, 2013.

NOTE 2 – MANAGEMENT’S PLANS

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  We have incurred losses since inception and have a deficit accumulated during the development stage of $29.3 million as of June 30, 2013. We anticipate incurring additional losses for the foreseeable future and until such time, if ever, that we can generate significant sales of our therapeutic product candidates currently in development or enter into cash flow positive business development transactions.

Development Stage Risks

We are a development stage entity. To date, we have generated no sales revenues, have incurred losses and expect to incur significant additional losses as we advance G-202 through clinical studies. Consequently, our operations are subject to all the risks inherent in the establishment of a pre-revenue business enterprise as well as those risks associated with a company engaged in research and development of pharmaceutical compounds.

Our cash and cash equivalents balance at June 30, 2013 was $1.5 million, representing 81% of total assets. Based upon our current expected level of operating expenditures, we expect to able to fund operations for the next two to four months. We require additional cash to fund and continue operations beyond that point. This period could be shortened if there are any unanticipated significant increases in planned spending on development programs or other unforeseen events. We need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that financing will be available when needed to allow us to continue our operations or if available, on terms acceptable to us.

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

GenSpera incurred research and development expenses of approximately $0.7 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. GenSpera incurred research and development expenses of approximately $1.3 million, $1.5 million and $15.3 million for the six months ended June 30, 2013 and 2012, and from November 21, 2003 (inception) through June 30, 2013, respectively.

Loss Per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of June 30, 2013 and 2012, as they would be anti-dilutive:

	Six months ended June 30,
	2013	2012
Shares underlying options outstanding	5,961,641	4,433,528
Shares underlying warrants outstanding	8,089,520	8,390,953
Shares underlying convertible notes outstanding	257,072	248,252
	14,308,233	13,072,733

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

Fair Value Measurements

Valuation Hierarchy - GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3: Unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The table below summarizes the fair values of our financial liabilities as of June 30, 2013 (in thousands):

	Fair Value at	Fair Value Measurement Using
	June 30, 2013	Level 1	Level 2	Level 3

Warrant derivative liability	$355	$-	$-	$355

The reconciliation of the warrant derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

2013
Balance at beginning of year	$1,176
Gain on change in fair value of warrant liability	(766)
Reclassification to equity upon exercise of warrants	(55)
Balance at end of period	$355

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands):

	Six months ended June 30,
	2013	2012
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	$999	$674
Derivative liability reclassified to equity upon exercise of warrants	55	427

There was no cash paid for interest and income taxes for the three or six months ended June 30, 2013 and 2012.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Accrued compensation and benefits	$530	$958
Accrued research and development	49	100
Accrued other	249	234
Total accrued expenses	$828	$1,292

NOTE 6 – CONVERTIBLE NOTES PAYABLE

We have executed convertible notes with our chief executive officer pursuant to which we have borrowed an aggregate of $0.2 million ($0.1 million principal balance outstanding at June 30, 2012). The notes bear an interest rate of 4.2% and matured at various dates through December 6, 2011. Accrued interest at June 30, 2013 and December 31, 2012 was approximately $24,000 and $21,000, respectively. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.). In that complaint, GenSpera, as the licensee of the inventions described and claimed in the U.S. Patent No. 7,468,354 (“the ‘354 patent”) and U.S. Patent No. 7,767,648 (“the ‘648 patent”), sought a declaratory judgment that Annastasiah Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either the ‘354 patent or the ‘648 patent as an inventor. On April 2, 2012, Mhaka filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent. Between April 26, 2012 and October 1, 2012, the parties conducted fact discovery. Between October 1, 2012 and December 1, 2012, the parties conducted limited expert discovery. On November 1, 2012, Mhaka filed a separate complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). In the complaint, Mhaka alleged that the Defendants are liable under various state law tort theories for omitting her from inventorship on the ‘354 patent and ‘648 patent. In her prayer for relief, Mhaka sought unspecified damages from the Defendants but did not seek to alter the inventorship or ownership of the ‘354 patent or ‘648 patent. On November 8, 2012, the Defendants removed this second action to the United States District Court for the District of Maryland, and on November 16, 2012, the Defendants moved to dismiss all claims in the complaint, asserting (among other things) that the claims were preempted by federal patent law. On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the Defendants’ motion to dismiss in the second case. On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case. In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that “Annastasiah Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256.” Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied Defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. On July 16, 2013, the Court issued a scheduling order governing Mhaka’s counterclaims.

NOTE 8 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

During the six months ended June 30, 2013, 200,668 warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $217,000 and one million warrants were exercised on a cashless basis into 537,722 common shares. During the six months ended June 30, 2012, 255,669 warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $384,000. During the six months ended June 30, 2012, 78,333 warrants were exercised on a cashless basis into 37,301 common shares.

Equity Financing

In March 2013, we offered and sold an additional 557,256 units in connection with subsequent closing of our December Offering. This closing resulted in gross proceeds of $1.0 million. The price per unit was $1.773. In connection with this closing, we incurred placement agent fees and expenses in the amount of $37,000 in cash and issued warrants to purchase 18,410 shares at an exercise price per share of $3.00.

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

In connection with the offering, we agreed to enter into registration rights agreements with our investors. Pursuant to the registration rights agreements, we agreed to file a “resale” registration statement with the SEC covering the shares of common stock included in the units as well as the shares underlying the warrants, within 45 days of the final closing date of the sale of units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We also agreed to use our best efforts to have the registration statement declared effective within 90 days of the final closing. We are also obligated to pay to investors, as partial liquidated damages, a fee of 0.50% per month in cash up to a maximum of 6%, upon the occurrence of certain events, including but not limited to failure to file and/or have the registration statement declared effective within the time provided. Subsequent to the offering, we received a waiver and amendment to the registration rights agreement by holders of a majority of the registrable securities. The effect of the waiver and amendment is to waive all penalties under the registration rights agreement with regard to filing deadlines and effectiveness requirements.

NOTE 9 – STOCK OPTIONS

In March 2013, we amended the terms of our 2009 Executive Compensation Plan (“2009 Plan”) to allow for the issuance of up to 6,000,000 shares of common stock. The terms of our 2007 Equity Compensation Plan (“2007 Plan”) allows for the issuance of up to 6,000,000 shares of common stock. Collectively, the 2009 Plan and 2007 Plan are referred to as “the Plans.”

Total stock-based compensation expense recognized for stock options and warrants issued using the straight-line method in the statement of operations for the three months ended June 30, 2013 and 2012 was $71,000 and $117,000, respectively. Total stock-based compensation expense recognized for stock options and warrants issued using the straight-line method in the statement of operations for the six months ended June 30, 2013 and 2012 was $1,148,000 and $907,000, respectively. The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	4,674,628	$1.79
Granted	1,427,013	$2.06
Forfeited	(140,000)	$2.80
Outstanding at June 30, 2013	5,961,641	$1.83	4.5	$727
Exercisable at June 30, 2013	5,814,134	$1.83	4.5	$727

As of June 30, 2013, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of approximately one year. As of June 30, 2013, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options.

Effective June 30, 2013, upon the resignation of the Company’s Vice President of Finance, the Company extended the exercise period for her vested awards from ninety days to the contractual life of the options.  As a result of the modification, the Company recognized incremental compensation cost of approximately $72,000 in the second quarter of 2013.

During the six months ended June 30, 2013, the Company issued options to purchase 1,221,972 and 76,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, the Company issued options to purchase 129,041 shares of common stock to consultants. During the six month period ended June 30, 2013, no options were exercised. During the six months ended June 30, 2012, 70,000 options were exercised into an equivalent number of common shares for which we received $35,000 in proceeds.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the six months ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Volatility	58.9%	75.2%
Expected term (years)	3.9	2.5
Risk-free interest rate	0.7%	0.2%
Dividend yield	0%	0%

NOTE 10 – WARRANTS AND DERIVATIVE WARRANT LIABILITY

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

Transactions involving our equity-classified and liability-classified warrants are summarized as follows:

	Number of common shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	8,513,984	$2.47
Granted	776,204	$3.00
Exercised	(1,200,668)	$1.01
Forfeited	-	-
Outstanding at June 30, 2013	8,089,520	$2.74	2.0	$473

Exercisable at June 30, 2013	8,089,520	$2.74	2.0	$473

During the six months ended June 30, 2013, 200,668 warrants were exercised into an equivalent number of common shares and 1,000,000 warrants were exercised on a cashless basis into 537,722 common shares. During the six months ended June 30, 2012, 267,003 warrants were exercised into an equivalent number of common shares.

The following table summarizes outstanding warrants to purchase common stock as of June 30, 2013:

	Number of common shares	Weighted- average exercise price	Expiration
Equity-classified warrants
Issued to consultants	1,178,759	$2.27	January 2013 through June 2017

Issued pursuant to 2009 financings	1,455,516	$3.00	February 2014 through September 2014

Issued pursuant to 2010 financings	1,022,943	$3.38	January 2015 through May 2015

Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016

Issued pursuant to 2012 financings	367,740	$3.00	December 2012 through December 2017

Issued pursuant to 2013 financings	704,830	$3.00	March 2013 through March 2018
	6,666,573
Liability-classified warrants
Issued pursuant to 2008 financings	1,422,947	$1.50	July 2013 through August 2013
	8,089,520

Equity-classified Warrants

Total stock-based compensation recognized for warrants issued to consultants using the straight-line method in the statement of operations for the three months ended June 30, 2013 and 2012 was income of $2,000 and expense of $49,000, respectively. Total stock-based compensation expense recognized for warrants issued to consultants using the straight-line method in the statement of operations for the six months ended June 30, 2013 and 2012 was $2,000 and $114,000, respectively.

During the six months ended June 30, 2013, in connection with multiple closings of the December Offering, the Company issued an aggregate of 776,204 common stock purchase warrants, including: 686,420 pursuant to closings in January 2013 and March 2013; 18,410 to the placement agent; and 71,374 additional warrants issued to investors that participated in the December 2012 closing. All warrants were issued with an exercise price of $3.00.

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

The following table summarizes the calculated aggregate fair values for the warrant derivative liability using the Black-Scholes method based on the following assumptions:

	Fair value as of
	June 30, 2013	December 31, 2012

Calculated aggregate value (in thousands)	$355	$1,176
Exercise price per share of warrant	$1.50	$1.50
Closing price per share of common stock	$1.74	$2.20
Volatility	52.9%	54.0%
Expected term (years)	0.05	0.5
Risk-free interest rate	0.02%	0.11%
Dividend yield	0%	0%

We have recorded a gain of $0.5 million and a gain of $0.8 million during the three months ended June 30, 2013 and 2012, respectively, related to the change in fair value of the warrant derivative liability during that period.  We have recorded a gain of $0.8 million and a loss of $0.6 million during the six months ended June 30, 2013 and 2012, respectively, related to the change in fair value of the warrant derivative liability during that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, capital raising, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, projected profits, business prospects and positioning with respect to market, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions.  These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.

Company Overview

We are a development stage pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors including prostate, liver, brain and other cancers. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful, plant-derived cytotoxin with a prodrug delivery system that targets release of the drug within the tumor. We believe that if successfully developed, our cancer prodrug therapies have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current chemotherapy treatments. We plan to develop a series of therapies based on our target-activated prodrug technology platform and test them through Phase I/II clinical trials.

We intend to license or sell the underlying technology of our drug candidates to major pharmaceutical companies during or after Phase I/II clinical trials. We believe that major pharmaceutical companies associate significant value in drug candidates that have completed one or more phases of clinical trials, and these organizations have the resources and expertise to finalize drug development and market the drugs. However, if we are not able to license or sell our drug candidate(s) on acceptable terms, or at all, we intend to proceed into Phase III clinical trials and prepare for future sales and marketing operations, or possibly delay or cease further development. In an effort to advance our product development strategy and potentially raise funds, we are exploring our options and are actively seeking to engage in a collaborative, strategic and/or licensing arrangement with other pharmaceutical companies. If we enter into any such transaction, we may be required to give up certain rights to our technology and control over its future development.

We were incorporated in the State of Delaware in November 2003 and our principal office is located in San Antonio, Texas.

Product Development

We are currently focused on the clinical development of G-202 as an intravenously administered infusion drug candidate and have completed preliminary development of an injectable form of G-202 that we believe would be more convenient for both doctors and patients and strengthen the value of our patent portfolio.

We have completed a Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of G-202, in which we treated a total of 44 patients (includes Phase Ia and Ib), including two patients with hepatocellular carcinoma who experienced prolonged stabilization of disease up to eleven months after initiation of treatment.

In 2012, we obtained clearance from the United States Food and Drug Administration or FDA to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” We have initiated this Phase II clinical trial to test G-202 in patients with hepatocellular carcinoma (liver cancer). As of August 1, 2013, we have treated four patients in the Phase II study. This trial is being conducted at multiple sites in the U.S. and is expected to enroll up to 29 patients.

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

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of G-202. G-202 is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. As a result, since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through private sales of our equity securities. We have never been profitable and, as of June 30, 2013, we had an accumulated deficit of approximately $29.3 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at June 30, 2013 was approximately $1.5 million, representing 81% of total assets. Based upon our current expected level of operating expenditures, we expect to able to fund operations for the next two to four months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our product candidates. There is no assurance that such financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. lf we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, or cease operations altogether, or file for bankruptcy.

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

Result of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended June 30, 2013 and 2012. We do not anticipate generating any revenues during 2013. Net loss for the three months ending June 30, 2013 and 2012 were approximately $0.9 million and $0.9 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.5 million and $1.7 million during the three months ended June 30, 2013 and 2012, respectively.  The decrease in operating expenses is the result of the following factors.

	Three months ended June 30,		Change in 2013 versus 2012
	2013	2012	$	%
	(amount in thousands)
Operating Expenses
General and administrative	$808	$912	$(104)	(11)%
Research and development	666	789	(123)	(16)%
Total operating expenses	$1,474	$1,701	$(227)	(13)%

General and Administrative

General and administrative expenses totaled approximately $0.8 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively. The decrease of approximately $104,000 or 11% for the three months ended June 30, 2013 compared to the same period in 2012 was primarily attributable to decreases in legal and other professional of approximately $189,000, partially offset by an increase of $85,000 in personnel-related costs.

Our general and administrative expenses consist primarily of expenditures related to compensation, legal, accounting and tax, other professional, and general operating costs.

Research and Development Expenses

Research and development expenses totaled approximately $0.7 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. The decrease of approximately $123,000 or 16% for the three months ended June 30, 2013 compared to the same period in 2012 was primarily attributable to decreases related to stock based compensation expense, toxicology and manufacturing of approximately $288,000, which were partially offset by increases in costs related to clinical trials and compensation of approximately $125,000.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, compensation and consulting costs.

Gain on change in fair value of warrant derivative liability

The gain on change in fair value of warrant derivative liability totaled approximately $0.5 million and $0.8 million during the three months ended June 30, 2013 and 2012, respectively. The change in the fair value of warrant derivative liability resulted primarily from the reduction in the expected term and from changes in our stock price during the period. Refer to Note 10 of Notes to Financial Statements for further discussion on our warrant liability.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

We did not have revenue during the six months ended June 30, 2013 and 2012. Net loss for the six months ending June 30, 2013 and 2012 were approximately $2.2 million and $3.8 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $3.0 million and $3.1 million during the six months ended June 30, 2013 and 2012, respectively.  The decrease in operating expenses is the result of the following factors.

	Six months ended June 30,		Change in 2013 versus 2012
	2013	2012	$	%
	(amount in thousands)
Operating Expenses
General and administrative	$1,669	$1,579	$90	6%
Research and development	1,336	1,527	(191)	(13)%
Total operating expenses	$3,005	$3,106	$(101)	(3)%

General and Administrative

General and administrative expenses totaled approximately $1.7 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively. The increase of approximately $90,000 or 6% for the six months ended June 30, 2013 compared to the same period in 2012 was primarily attributable to increases in personnel-related costs of approximately $208,000, partially offset by a decrease of $118,000 in professional fees, consulting and other general operating expenses.

Our general and administrative expenses consist primarily of expenditures related to compensation, legal, accounting and tax, other professional, and general operating costs.

Research and Development Expenses

Research and development expenses totaled approximately $1.3 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. The decrease of approximately $191,000 or 13% for the six months ended June 30, 2013 compared to the same period in 2012 was primarily attributable to decreases related to stock compensation expense, toxicology and manufacturing of approximately $519,000, which were offset by increases in costs related to clinical trials and compensation of approximately $328,000.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, compensation and consulting costs.

Gain (loss) on change in fair value of warrant derivative liability

The gain (loss) on change in fair value of warrant derivative liability totaled approximately $0.8 million gain and $0.7 million loss during the six months ended June 30, 2013 and 2012, respectively. The change in the fair value of warrant derivative liability resulted primarily from the reduction in the expected term and from changes in our stock price during the period. Refer to Note 10 of Notes to Financial Statements for further discussion on our warrant liability.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have a deficit accumulated of approximately $29.3 million as of June 30, 2013 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations primarily through the sale of our equity securities and exercise of warrants, resulting in total net proceeds of approximately $20.0 million. Cash and cash equivalents at June 30, 2013 was approximately $1.5 million.

Based on our current level of expected operating expenditures, we expect to be able to fund our operations for the next two to four months. This assumes that we spend minimally on general operations and only continue conducting our ongoing Phase II clinical trial, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. We do not have sufficient funds to complete our Phase II trial in hepatocellular carcinoma or fund operations beyond the next two to four months.

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

From January through March 2013, we offered and sold an aggregate of 686,420 units in a private placement, in multiple closings, resulting in gross proceeds of approximately $1.2 million. In August 2013, we offered and sold approximately 1.0 million units in a private placement that upon closing resulted in gross proceeds of approximately $1.5 million. The price per unit was $1.50, and consisted of one (1) share of common stock, par value $0.0001, and one common stock purchase warrant. In connection with this offering, we incurred placement agent fees in the amount of approximately $160,000 in cash and issued warrants to purchase 122,000 shares at an exercise price of $2.18 per share.

			Change in 2013
	Six months ended June 30,		versus 2012
	2013	2012	$	%
	(amount in thousands)
Cash at beginning of period	$2,345	$5,530	$(3,185)	(58)%
Net cash used in operating activities	(2,149)	(2,012)	(137)	(7)%
Cash used in investing activities	(8)	-	(8)	(100)%
Net cash provided by financing activities	1,312	431	881	204%
Cash at end of period	$1,500	$3,949	$(2,449)	(62)%

Cash totaled approximately $1.5 million and $3.9 million as of June 30, 2013 and 2012, respectively. The decrease of approximately $2.4 million at June 30, 2013 compared to the same period in 2012 was primarily attributable to approximately $3.2 million less cash at the beginning of 2013 compared to the beginning of 2012, partially offset by an increase in net cash provided by financing activities of approximately $0.9 million.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $2.1 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively. The minor increase in cash used for operations during the six months ended June 30, 2013, compared to the same period in 2012, was primarily attributable to increases in general and administrative costs which were partially offset by decreases in research and development related costs.

Net Cash Provided by Financing Activities

Cash provided by financing activities was approximately $1.3 million for the six months ended June 30, 2013 resulting from the sale of our securities in private placements and the exercise of outstanding warrants. Cash provided by financing activities was approximately $0.4 million for the six months ended June 30, 2012, resulting primarily from the exercise of outstanding warrants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of June 30, 2013. Based on that evaluation, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of June 30, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first six months of 2013 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.). In that complaint, GenSpera, as the licensee of the inventions described and claimed in the U.S. Patent No. 7,468,354 (“the ‘354 patent”) and U.S. Patent No. 7,767,648 (“the ‘648 patent”), sought a declaratory judgment that Annastasiah Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either the ‘354 patent or the ‘648 patent as an inventor. On April 2, 2012, Mhaka filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent. Between April 26, 2012 and October 1, 2012, the parties conducted fact discovery. Between October 1, 2012 and December 1, 2012, the parties conducted limited expert discovery. On November 1, 2012, Mhaka filed a separate complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). In the complaint, Mhaka alleged that the Defendants are liable under various state law tort theories for omitting her from inventorship on the ‘354 patent and ‘648 patent. In her prayer for relief, Mhaka sought unspecified damages from the Defendants but did not seek to alter the inventorship or ownership of the ‘354 patent or ‘648 patent. On November 8, 2012, the Defendants removed this second action to the United States District Court for the District of Maryland, and on November 16, 2012, the Defendants moved to dismiss all claims in the complaint, asserting (among other things) that the claims were preempted by federal patent law. On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the Defendants’ motion to dismiss in the second case. On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case. In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that “Annastasiah Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256.” Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied Defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. On July 16, 2013, the Court issued a scheduling order governing Mhaka’s counterclaims.

Due to the complex nature of litigation, it is not known when, nor on what basis, this ligation will be concluded.

ITEM 1A.	RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this Quarterly Report should be considered carefully in evaluating us, our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing by October 2013.

Our cash and cash equivalents balance at June 30, 2013 was $1.5 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next two to four months. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, or cease operations altogether or file for bankruptcy. Any such change may materially harm our business, financial condition, and operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2012 financial statements expressed an opinion that our Company’s capital resources as of the date of their Audit Report are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means that our shareholders will lose their entire investment in our Company.

Risks Relating to Our Stage of Development and Business

We are an early development stage company, have no product revenues, are not profitable and may never be profitable.

Since inception through June 30, 2013, we have raised approximately $20.0 million through the sale of our securities. During this same period, we have recorded accumulated deficit totaling approximately $29.3 million. Our net losses for the two most recent fiscal years ended December 31, 2012 and 2011 were $6.9 million and $5.7 million, respectively. None of our products in development have received approval from the FDA or other regulatory authorities; we have no sales and have never generated product revenues nor expect to for years, if at all. Currently, our only product candidate in development is G-202 which is being tested in Phases II clinical trials. We expect to incur significant operating losses for the foreseeable future as we continue research and clinical development of our product candidates. Accordingly, we need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

All of our product candidates are in an early stage of development and we may never succeed in developing and/or commercializing them. If we are unable to commercialize G-202 or any of our other product candidates, or if we experience significant delays in doing so, our business may fail.

Our products are in various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval. We have invested a significant portion of our efforts and financial resources in the development of G-202 and depend heavily on its success. We will need to devote significant additional research and development efforts, financial resources and personnel to develop commercially viable products and obtain regulatory approvals. We may encounter hurdles and unexpected issues as we proceed in the development of G-202 and our other product candidates. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

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

We have only two full-time employees and a limited operating history and may not be able to effectively operate our business.

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

As a pre-revenue development stage company, our resources are limited and we may experience technical challenges inherent in the early development of novel therapeutics. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic efforts compared to our proposed products. Our competitors may develop drugs that are safer, more effective and less costly than our proposed products and, therefore, present a serious competitive threat to us.

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

We currently have no internal manufacturing capability, and intend to rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, the failure of any of our third-party FDA regulated manufactures or suppliers to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. Should we be forced to manufacture our products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or procure third party suppliers for raw materials. In the event we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our products. Moreover, we cannot give any assurance that any contract manufacturers or suppliers that we select would be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

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

Risks Relating to our Intellectual Property

Our competitive position is dependent on our intellectual property and we may not be able to withstand challenges to our intellectual property rights.

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

We instituted a declaratory judgment action in the United States District Court of Maryland on March 12, 2012. We, as the licensee, are seeking a declaratory judgment that the current named inventors on U.S. Patent Nos. 7,468,354 and 7,767,648 are the only inventors of the underlying inventions. On November 1, 2012, the defendant in the case filed a complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). The complaint, alleges certain common-law torts by conspiring to exclude her wrongly from inventorship on a valid patent. The outcome of the above mentioned litigation could materially and adversely affect our business. However, because this litigation is in its early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time. See the section entitled “Legal Proceedings” of this report.

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

Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we expand, we expect to increase our number of employees, which would enable us to implement adequate segregation of duties within the Committee of Sponsoring Organizations of the Treadway Commission internal control framework.

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

Risks Relating to our Securities

Our common stock price may be particularly volatile because of our stage of development and business and may be adversely affected by several factors.

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

We are authorized to issue 80,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock although these amounts may change in the future subject to shareholder approval. Any additional stock issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock.

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 80,000,000 shares of common stock and 10,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2013 we have issued and outstanding 23,794,608 shares of common stock and we have 20,119,429 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2013, we had no shares of preferred stock issued and outstanding.

Accordingly, we are entitled to issue up to 36,085,963 additional shares of common stock and 10,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we would issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that would issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Future sales of our common stock could cause our stock price to fall.

Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust trading market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

As of June 30, 2012, we had 23,794,608 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of June 30, 2013, we had reserved for issuance (i) 257,072 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 8,089,520 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.74 per share; and (iii) 5,961,641 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.83 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. In the case of outstanding convertible notes, warrants and options that have conversion or exercise prices, as the case may be, that are below the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, would harm the market price of our common stock or our ability to raise capital.

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

As of June 30, 2013, our officers and scientific advisors owned approximately 26% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

Our common stock is considered a “penny stock.” The principal result or effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock may be subject to the penny stock regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

•	In December of 2012 (“December Offering”) we commenced a unit offering of our securities. Each unit consists of: (i) one (1) share of common stock, par value $0.0001, and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.00. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions, as defined. The warrants do not contain any price protection provisions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ prior notice to the Company. In connection with the offering, we agreed to enter into registration rights agreement with our investors. Pursuant to the registration rights agreements, we agreed to file a “resale” registration statement with the SEC covering the shares of common stock included in the units as well as the shares underlying the warrants, within 45 days of the final closing date of the sale of units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We have agreed to use our best efforts to have the registration statement declared effective within 90 days of the final closing. We are also obligated to pay to investors, as partial liquidated damages, a fee of 0.50% per month in cash up to a maximum of 6%, upon the occurrence of certain events, including but not limited to failure to file and/or have the registration statement declared effective within the time provided. Subsequent to the offering, we received a waiver and amendment to the registration rights agreement by holders of a majority of the registrable securities. The effect of the waiver and amendment is to waive all penalties under the registration rights agreement with regard to filing deadlines and effectiveness requirements.

•	In January 2013, we offered and sold an aggregate of 104,095 units in an additional closing of our December Offering resulting in gross proceeds of $0.2 million. The price per unit was $2.20. In connection with the December 2012 and January 2013 closings of our December Offering, we issued 96,443 additional units in March 2013 in order to adjust the price per unit from $2.20 to $1.773 to be consistent with the price per unit of our March 2013 closing.

•	In March 2013, we offered and sold an additional 557,256 units in connection with another closing of our December Offering. This closing resulted in gross proceeds of $1.0 million. The price per unit was $1.773. In connection with this closing, we incurred placement agent fees and expenses in the amount of $37,000 in cash and issued warrants to purchase 18,410 shares at an exercise price per share of $3.00.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: August 14, 2013	/s/ Craig Dionne
Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Certificate of Amendment of Certificate of Incorporation		S-1	3.01	333-180893	4/24/12

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan adopted January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.11**	Amended and Restated 2009 Executive		10-K	4.11	333-153829	3/29/13
	Compensation Plan adopted March 25, 2013 and amended on March 25, 2013

4.12	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.13	Form of Securities Purchase Agreement - Jan - Mar 2010 offering		10-K	4.27	333-153829	3/31/10

4.14	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.15	Form of Consultant Warrants issued in May 2010		10-Q	4.18	333-153829	5/14/10

4.16	Form of Securities Purchase Agreement - May 2010		8-K	10.01	333-153829	5/25/10

4.17	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.18**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.19	Form of Securities Purchase Agreement - January and February of 2011	8-K	10.01	333-153829	1/27/11

4.20	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.21**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.22	Form of Securities Purchase Agreement dated April 2011	8-K	10.01	333-153829	5/03/11

4.23	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.24**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.25	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.26	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.27	Form of Securities Purchase Agreement for December 2012 through March 2013 Offering	8-K	10.01	333-153829	3/28/13

4.28	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.29	Form of Registration Rights Agreement for December 2012 through March 2013 Offering	8-K	10.02	333-153829	3/28/13

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement	8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement	8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement	8-K	10.09	333-153829	9/09/09

10.10**	Peter E. Grebow Independent Director Agreement	8-K	10.01	333-153892	06/1/12

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

