Form 10-Q
period 2013-09-30
GENSPERA INC
filed 2013-11-08
CIK 1421204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 1, 2013 Registrant had 27,252,966 common shares, $0.0001 par value, issued and outstanding.

GenSpera, Inc.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our Annual Report on Form 10-K for the year ended December 31, 2012, which also includes the “Risk Factors” section, filed with the United States Securities and Exchange Commission or SEC, on March 29, 2013. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “registrant” refer to GenSpera, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2013), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financials and results of operation for the nine month period ended September 30, 2013 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2013. The interim financial statements and other information related to our company presented in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors, and our further development is highly dependent on market acceptance, which is outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our ability to manage the business despite continuing operating losses and cash outflows;

•	our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;

•	our ability to build the management and human resources and infrastructure necessary to support the growth of our business;

•	competitive factors and developments beyond our control;

•	scientific and medical developments beyond our control;

•	government regulation of our business;

•
whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; and

•	whether any potential strategic benefits of licensing transactions will be realized and whether any potential benefits from the acquisition of newly licensed technologies, if any, will be realized.

In addition to the foregoing, other factors may influence our future performance including those factors discussed in the “Risk Factors” section of our 2012 Annual Report on Form 10-K, as well as those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future financial performance.

PART I
FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

GENSPERA, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,865	$2,345
Prepaid expenses	195	77
Total current assets	5,060	2,422
Office equipment, net of accumulated depreciation of $15 and $10	16	12
Intangible assets, net of accumulated amortization of $90 and $77	122	136
Other assets	3	3
Total assets	$5,201	$2,573

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$799	$728
Accrued expenses	1,041	1,292
Warrant derivative - short-term	-	1,176
Convertible notes - stockholder	105	105
Total current liabilities	1,945	3,301
Total liabilities	1,945	3,301

Commitments and contingencies

Stockholders’ equity (deficit):

Preferred stock, par value $0.0001 per share; 30,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 150,000,000 shares authorized, 27,252,966 and 22,298,424 shares issued and outstanding, respectively	3	2
Additional paid-in capital	33,582	26,353
Deficit accumulated during the development-stage	(30,329)	(27,083)

Total stockholders’ equity (deficit)	3,256	(728)

Total liabilities and stockholders’ equity	$5,201	$2,573

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
  (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from November 21, 2003 (date of inception) to September 30,
	2013	2012	2013	2012	2013
General and administrative	$764	$894	$2,433	$2,473	$14,536
Research and development	571	600	1,907	2,127	15,886
Research and development grant received	-	-	-	-	(489)

Total operating expenses	1,335	1,494	4,340	4,600	29,933

Loss from operations	(1,335)	(1,494)	(4,340)	(4,600)	(29,933)

Finance cost	-	-	-	-	(519)
Gain (loss) on change in fair value of warrant derivative liability	330	(281)	1,096	(1,029)	86
Interest income (expense), net	-	1	(2)	5	37

Loss before provision for income taxes	(1,005)	(1,774)	(3,246)	(5,624)	(30,329)
Provision for income taxes	-	-	-	-	-

Net loss	$(1,005)	$(1,774)	$(3,246)	$(5,624)	$(30,329)

Net loss per common share, basic and diluted	$(0.04)	$(0.08)	$(0.14)	$(0.26)

Weighted average shares outstanding	25,364,457	21,848,470	23,995,394	21,760,359

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

GENSPERA, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share and per share data)
					Deficit
					Accumulated
			Additional	Common	During the	Stockholders’
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)
Stock-based compensation	-	-	1,194	-	-	1,194
Exercise of warrants	863,392	-	404	-	-	404
Reclassification of derivative liability upon exercise of warrants	-	-	80	-	-	80
Sale of common stock and warrants at $1.773 per share	757,794	-	1,217	-	-	1,217
Sale of common stock and warrants at $1.50 per share	3,333,356	1	4,999	-	-	5,000
Issuance cost of sales of common stock and warrants	-	-	(665)	-	-	(665)
Net loss	-	-	-	-	(3,246)	(3,246)
Balance, September 30, 2013	27,252,966	$3	$33,582	$-	$(30,329)	$3,256

The accompanying notes are an integral part of these unaudited condensed financial statements.

GENSPERA, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

			Cumulative Period from
			November 21, 2003
	Nine months ended September 30,		(date of inception) to
	2013	2012	September 30, 2013

Cash flows from operating activities:
Net loss	$(3,246)	$(5,624)	$(30,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	15	105
Stock-based compensation	1,194	365	7,275
Common stock issued for acquisition of license	-	-	29
Warrants issued for financing costs	-	-	468
Change in fair value of derivative liability	(1,096)	1,029	(86)
Contributed services	-	-	774
Amortization of debt discount	-	-	21
Increase in operating assets:
Prepaid expenses	(118)	-	(195)
Other assets	-	-	(3)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(180)	741	2,600
Cash used in operating activities	(3,429)	(3,474)	(19,341)

Cash flows from investing activities:
Acquisition of office equipment	(8)	-	(31)
Acquisition of intangibles	-	-	(194)
Cash used in investing activities	(8)	-	(225)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	6,217	-	23,844
Proceeds from exercise of options and warrants	405	494	1,221
Issuance cost of common stock and warrants sold	(665)	-	(739)
Proceeds from convertible notes - stockholder	-	-	155
Repayments of convertible notes - stockholder	-	-	(50)
Cash provided by financing activities	5,957	494	24,431

Net increase (decrease) in cash	2,520	(2,980)	4,865
Cash, beginning of period	2,345	5,530	-
Cash, end of period	$4,865	$2,550	$4,865

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

Our primary focus at the present time is the clinical development of our lead compound, G-202, a novel therapeutic agent with a unique mechanism of action. We have completed a Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of G-202, in which we treated a total of 44 patients (includes Phase Ia and Ib), including two patients with hepatocellular carcinoma (HCC), or liver cancer, who experienced prolonged stabilization of disease up to eleven months after initiation of treatment. We are also conducting a Phase II clinical trial of G-202 in patients with liver cancer in which 9 patients have been treated as of November 1, 2013.

NOTE 2 – MANAGEMENT’S PLANS

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  We have incurred losses since inception and have a deficit accumulated during the development stage of $30.3 million as of September 30, 2013. We anticipate incurring additional losses for the foreseeable future and until such time, if ever, that we can generate significant sales of our therapeutic product candidates currently in development or enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at September 30, 2013 was $4.9 million, representing 94% of total assets. Based upon our current expected level of operating expenditures, we expect to able to fund operations for the next twelve to fifteen months. We require additional cash to fund and continue operations beyond that point. This period could be shortened if there are any unanticipated significant increases in planned spending on development programs or other unforeseen events. We need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that financing will be available when needed to allow us to continue our operations or if available, on terms acceptable to us.

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

GenSpera incurred research and development expenses of approximately $0.6 million for the three months ended September 30, 2013 and 2012, respectively. GenSpera incurred research and development expenses of approximately $1.9 million, $2.1 million and $15.9 million for the nine months ended September 30, 2013 and 2012, and from November 21, 2003 (inception) through September 30, 2013, respectively.

Loss Per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of September 30, 2013 and 2012, as they would be anti-dilutive:

	Nine months ended September 30,
	2013	2012
Shares underlying options outstanding	6,011,023	4,674,628
Shares underlying warrants outstanding	10,266,597	8,357,620
Shares underlying convertible notes outstanding	259,296	250,476
	16,536,916	13,282,724

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Warrant derivative liability consists of certain of our warrants with anti-dilution provisions. The Company uses the Black-Scholes option-pricing model to value its warrant derivative liability which incorporate the Company’s stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

Fair Value Measurements

Valuation Hierarchy - GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1:Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3:Unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company previously had recorded a warrant derivative liability for warrants with anti-dilution provisions, which all the respective warrants were either exercised or expired as of September 30, 2013.  The reconciliation of the warrant derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

2013
Balance at beginning of year	$1,176
Gain on change in fair value of warrant liability	(1,096)
Reclassification to equity upon exercise of warrants	(80)
Balance at end of period	$-

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for equity awards based on the grant-date fair value of the award. All grants under our stock-based compensation programs are accounted for at fair value and that cost is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands):

	Nine months ended September 30,
	2013	2012
Non-cash financial activities:

Common stock options issued as payment of accrued compensation	$999	$674
Derivative liability reclassified to equity upon exercise of warrants	80	427

There was no cash paid for interest and income taxes for the three or nine months ended September 30, 2013 and 2012.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Accrued compensation and benefits	$780	$958
Accrued research and development	56	100
Accrued other	205	234
Total accrued expenses	$1,041	$1,292

NOTE 6 – CONVERTIBLE NOTES PAYABLE

We have executed convertible notes with our chief executive officer pursuant to which we have borrowed an aggregate of $0.2 million, with $0.1 million principal balance outstanding at September 30, 2013. The notes bear an interest rate of 4.2% and matured at various dates through December 6, 2011. Accrued interest at September 30, 2013 and December 31, 2012 was approximately $25,000 and $21,000, respectively. As of September 30, 2013, our chief executive officer has not demanded payment of the outstanding principal and accrued interest. Accordingly, we consider these amounts payable on demand. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka (“Mhaka”) in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.).  In that complaint, GenSpera, as the licensee of the inventions described and claimed in the U.S. Patent No. 7,468,354 (“the ‘354 patent”) and U.S. Patent No. 7,767,648 (“the ‘648 patent”), sought a declaratory judgment that Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either the ‘354 patent or the ‘648 patent as an inventor.  On April 2, 2012, Mhaka filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent.  Between April 26, 2012 and October 1, 2012, the parties conducted fact discovery.  Between October 1, 2012 and December 1, 2012, the parties conducted limited expert discovery.  On November 1, 2012, Mhaka filed a separate complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). In the complaint, Mhaka alleged that the defendants are liable under various state law tort theories for omitting her from inventorship on the ‘354 patent and ‘648 patent.  In her prayer for relief, Mhaka sought unspecified damages from the defendants but did not seek to alter the inventorship or ownership of the ‘354 patent or ‘648 patent.  On November 8, 2012, the defendants removed this second action to the United States District Court for the District of Maryland, and on November 16, 2012, the defendants moved to dismiss all claims in the complaint, asserting (among other things) that the claims were preempted by federal patent law.  On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the defendants’ motion to dismiss in the second case.  On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case.  In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256.”  Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. On July 16, 2013, the Court issued a scheduling order governing Mhaka’s counterclaims. Under the Court’s schedule, fact discovery is to be completed by December 13, 2013. Expert discovery is to be completed by February 28, 2014.

NOTE 8 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

During the nine months ended September 30, 2013, 325,670 warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $404,000, and one million warrants were exercised on a cashless basis into 537,722 common shares. During the nine months ended September 30, 2012, 375,670 options and warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $494,000, and 78,333 warrants were exercised on a cashless basis into 37,301 common shares.

Equity Financing

August 2013 Offering

In August of 2013, we sold an aggregate of $5,000,032, or 3,333,356 units, to accredited and institutional investors. The price per unit was $1.50, with each unit consisting of (i) one share of the Company’s common stock and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the investors to purchase the Company’s common stock at a price per share of $1.75. In the event that the shares underlying the warrants are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ prior notice to the Company.

In connection with the offering, we also paid commissions equal to 8% of gross proceeds, for an aggregate commission of $400,003, and a non-accountable expense allowance equal to 2% of the gross proceeds, or $100,001 to the placement agent. The placement agent also received common stock purchase warrants to purchase such number of shares equal to 8% of the shares sold in the offering to investors, or 266,668 placement agent warrants with substantially the same terms as the warrants. Additionally, the placement agent was also reimbursed for its legal and due diligence costs in an amount not greater than $35,000. The placement agent also received (i) a cash fee of 4% of gross proceeds received from the exercise of the warrants, and (ii) additional transaction fees equal to 8% of gross proceeds and 8% warrant coverage for any future investment by one of the investors in the Company for a period of 12 months following the closing of the offering.

In connection with the offering, investors received certain registration rights. Pursuant to the registration rights, the Company agreed to file a registration statement with the SEC within 45 days from the closing to register the resale of the common shares and common shares underlying the warrants. The Company also agreed to have the registration statement declared effective within 120 days from the filing date. The Company agreed to keep the registration statement continuously effective until the earlier to occur of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the investors, as partial liquidated damages, a fee of 1.5% of each investor’s subscription amount per month in cash or shares of the Company’s common stock, at the discretion of the Company, upon the occurrence of certain events, including our failure to file and / or failure to have the registration statement declared effective within the time provided.

December 2012 Offering

In December of 2012 we commenced a unit offering of our securities.  Each unit consists of: (i) one share of common stock,  and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.00. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions, as defined. The warrants do not contain any price protection provisions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ prior notice to the Company.

In January 2013, we offered and sold an aggregate of 104,095 units in an additional closing resulting in gross proceeds of $0.2 million. The price per unit was $2.20. In connection with the December 2012 and January 2013 closings, we issued 96,443 additional units in March 2013 in order to adjust the price per unit from $2.20 to $1.773 to be consistent with the price per unit of our March 2013 closing as discussed below.

In March 2013, we offered and sold an additional 557,256 units in connection with an additional closing, resulting in gross proceeds of $1.0 million, at a price per unit of $1.773. In connection with this closing, we incurred placement agent fees and expenses in the amount of $37,000 in cash and issued warrants to purchase 18,410 shares at an exercise price per share of $3.00.

In connection with the offering, we agreed to enter into registration rights agreements with our investors. Pursuant to the registration rights agreements, we agreed to file a “resale” registration statement with the SEC covering the shares of common stock included in the units as well as the shares underlying the warrants, within 45 days of the final closing date of the sale of units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We also agreed to use our best efforts to have the registration statement declared effective within 90 days of the final closing. We are also obligated to pay to investors, as partial liquidated damages, a fee of 0.50% per month in cash up to a maximum of 6%, upon the occurrence of certain events, including but not limited to failure to file and/or have the registration statement declared effective within the time provided. Subsequent to the offering, we received a waiver and amendment to the registration rights agreement by holders of a majority of the registrable securities. The effect of the waiver and amendment was to waive all penalties under the registration rights agreement with regard to filing deadlines and effectiveness requirements.

NOTE 9  – STOCK OPTIONS

In March 2013, we amended the terms of our 2009 Executive Compensation Plan (“2009 Plan”) to allow for the issuance of up to 6,000,000 shares of common stock. The terms of our 2007 Equity Compensation Plan (“2007 Plan”) allows for the issuance of up to 6,000,000 shares of common stock. Collectively, the 2009 Plan and 2007 Plan are referred to as “the Plans.”

Total stock-based compensation expense recognized for stock options and warrants issued using the straight-line method in the statement of operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General and administrative	$33	$92	$729	$579
Research and development	13	34	463	452
Total stock-based compensation	$46	$126	$1,192	$1,031

As of September 30, 2013, there was $57,000 of total unrecognized compensation cost related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of approximately six months. As of September 30, 2013, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options. The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the nine months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Volatility	58.7%	71.6%
Expected term (years)	3.9	3.2
Risk-free interest rate	0.7%	0.5%
Dividend yield	0%	0%

During the nine months ended September 30, 2013, the Company issued options to purchase 1,221,972 and 114,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, the Company issued options to purchase 140,423 shares of common stock to consultants. During the nine month period ended September 30, 2013, no options were exercised. During the nine months ended September 30, 2012, 70,000 options were exercised into an equivalent number of common shares for which we received $35,000 in proceeds. The following is a summary of our stock option activity:

	Number of common shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	4,674,628	$1.79
Granted	1,476,395	$2.04
Forfeited	(140,000)	$2.80
Outstanding at September 30, 2013	6,011,023	$1.83	4.2	$462.0
Exercisable at September 30, 2013	5,882,935	$1.83	4.2	$462.0

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

During the nine months ended September 30, 2013, 325,670 warrants were exercised into an equivalent number of common shares for which we received approximately $404,000 in proceeds, and 1,000,000 warrants were exercised on a cashless basis into 537,722 common shares. During the nine months ended September 30, 2012, 305,670 warrants were exercised into an equivalent number of common shares for which we received $459,000 in proceeds, and 78,333 warrants were exercised on a cashless basis into 37,301 common shares. The following is a summary of our equity-classified and liability-classified warrant activity:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	8,513,984	$2.47
Granted	4,376,228	$1.97
Exercised	(1,325,670)	$1.06
Forfeited	(1,297,945)	$1.50
Outstanding at September 30, 2013	10,266,597	$2.56	3.1	$84.1
Exercisable at September 30, 2013	10,266,597	$2.56	3.1	$84.1

The following table summarizes outstanding warrants to purchase common stock as of September 30, 2013:

	Number of common shares	Weighted- average exercise price	Expiration
Issued to consultants	1,178,759	$2.27	October 2013 through January 2018

Issued pursuant to 2009 financings	1,455,516	$3.00	February 2014 through September 2014

Issued pursuant to 2010 financings	1,022,943	$3.38	January 2015 through May 2015

Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016

Issued pursuant to 2012 financings	367,740	$3.00	December 2017 through January 2018

Issued pursuant to 2013 financings	4,304,854	$1.95	December 2017 through August 2018
	10,266,597

Equity-classified Warrants

Total stock-based compensation recognized for warrants issued to consultants using the straight-line method in the statement of operations for the three months ended September 30, 2013 and 2012 was $0 and expense of $6,000, respectively. Total stock-based compensation expense recognized for warrants issued to consultants using the straight-line method in the statement of operations for the nine months ended September 30, 2013 and 2012 was $2,000 and $8,000, respectively.

During the first three months of 2013, in connection with multiple closings of the December 2012 Offering, the Company issued an aggregate of 776,204 common stock purchase warrants, including: 686,420 pursuant to closings in January 2013 and March 2013; 18,410 to the placement agent; and 71,374 additional warrants issued to investors that participated in the December 2012 closing. All warrants were issued with an exercise price of $3.00 per share. In connection with our August 2013 Offering, the Company issued an aggregate of 3,600,024 common stock purchase warrants, including: 3,333,356 issued to investors, and 266,668 to the placement agents. All warrants were issued with an exercise price of $1.75 per share.

Liability-classified Warrants

The Company has assessed its outstanding equity-linked financial instruments and has concluded that certain of its warrants are subject to derivative accounting as a result of certain anti-dilution provisions contained in the warrants. The fair value of these warrants is classified as a liability in the financial statements with the change in fair value during the periods presented recorded in the statement of operations. At September 30, 2013, all outstanding liability-classified warrants were either exercised or had expired.

The following table summarizes the calculated aggregate fair values for the warrant derivative liability using the Black-Scholes method based on the following assumptions:

Fair value as of
December 31, 2012

Calculated aggregate value (in thousands)	$1,176
Exercise price per share of warrant	$1.50
Closing price per share of common stock	$2.20
Volatility	54.0%
Expected term (years)	0.5
Risk-free interest rate	0.11%
Dividend yield	0%

We have recorded a gain of $0.3 million and a loss of $0.3 million during the three months ended September 30, 2013 and 2012, respectively, related to the change in fair value of the warrant derivative liability during that period.  We have recorded a gain of $1.1 million and a loss of $1.0 million during the nine months ended September 30, 2013 and 2012, respectively, related to the change in fair value of the warrant derivative liability during that period.

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

Plan of Operation

We are currently focused on the clinical development of G-202 as an intravenously administered infusion drug candidate and have completed preliminary development of an injectable form of G-202 that we believe would be more convenient for both doctors and patients and strengthen the value of our patent portfolio.

Our major focus over the next twelve months will be the conduct of the ongoing Phase II clinical trial in hepatocellular carcinoma (HCC), or liver cancer patients. Assuming a positive signal from the HCC trial, we will develop a subsequent randomized study in HCC patients as part of an aggressive path to ultimate registration and marketing approval by the FDA. As financial resources allow, we intend to develop clinical programs in glioblastoma and prostate cancer. During this period, manufacturing capabilities will also be expanded in support of the clinical programs.

Product Development

We have completed a Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of G-202, in which we treated a total of 44 patients (includes Phase Ia and Ib), including two patients with liver cancer who experienced prolonged stabilization of disease up to eleven months after initiation of treatment.

In 2012, we obtained clearance from the United States Food and Drug Administration, or FDA, to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” We have initiated this Phase II clinical trial to test G-202 in patients with liver cancer. As of November 1, 2013, we have treated 9 patients in the Phase II study. This trial is being conducted at multiple sites in the U.S. and is expected to enroll up to 29 patients. Although initial data from the trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful.

Our ability to execute our product development plan is wholly dependent on the amount and timing of cash, if any, that we are able to raise in 2013 and 2014. Should we not raise sufficient funds to do all that we contemplate, our priority is the continuation and completion of our Phase II clinical study in hepatocellular carcinoma. We believe we have sufficient working capital to fund the Phase II clinical trial in liver cancer to the point where we can determine if such trial will have a positive or negative outcome. Notwithstanding, depending on the rate of enrollment, and the duration of the trial, we may not have sufficient capital to fund the trial through completion.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of G-202. G-202 is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. As a result, since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through private sales of our equity securities. We have never been profitable and, as of September 30, 2013, we had an accumulated deficit of approximately $30.3 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at September 30, 2013 was approximately $4.9 million, representing 94% of total assets. Based upon our current expected level of operating expenditures, we expect to able to fund operations for the next twelve to fifteen months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our product candidates. There is no assurance that such financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, or cease operations altogether, or file for bankruptcy.

These factors raise significant doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Result of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended September 30, 2013 and 2012. We do not anticipate generating any revenues during 2013. Net loss for the three months ending September 30, 2013 and 2012 were approximately $1.0 million and $1.8 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.3 million and $1.5 million during the three months ended September 30, 2013 and 2012, respectively.  The decrease in operating expenses is the result of the following factors.

	Three months ended September 30,		Change in 2013 versus 2012
	2013	2012	$	%
	(amount in thousands)
Operating Expenses
General and administrative	$764	$894	$(130)	(15)%
Research and development	571	600	(29)	(5)%
Total operating expenses	$1,335	$1,494	$(159)	(11)%

General and Administrative

General and administrative expenses totaled approximately $0.8 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively. The decrease of approximately $130,000, or 15%, for the three months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to decreases in stock compensation expense, legal and other professional of approximately $177,000, partially offset by an increase of $34,000 in personnel-related costs.

Our general and administrative expenses consist primarily of expenditures related to compensation, legal, accounting and tax, other professional, and general operating costs.

Research and Development Expenses

Research and development expenses totaled approximately $0.6 million for the three months ended September 30, 2013 and 2012, respectively. The decrease of approximately $29,000, or 5%, for the three months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to decreases related to stock based compensation expense, toxicology and manufacturing of approximately $143,000, which were partially offset by increases in costs related to clinical trials and personnel-related costs of approximately $106,000.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, compensation and consulting costs.

Change in fair value of warrant derivative liability

The gain on change in fair value of warrant derivative liability totaled approximately $0.3 million during the three months ended September 30, 2013, compared to a loss of $0.3 million during the three months ended September 30, 2012. The change in the fair value of warrant derivative liability resulted primarily from the reduction in the expected term and from changes in our stock price during the period. Refer to Note 10 of Notes to Financial Statements for further discussion on our warrant liability.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

We did not have revenue during the nine months ended September 30, 2013 and 2012. Net loss for the nine months ending September 30, 2013 and 2012 were approximately $3.2 million and $5.6 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $4.3 million and $4.6 million during the nine months ended September 30, 2013 and 2012, respectively.  The decrease in operating expenses is the result of the following factors.

	Nine months ended September 30,		Change in 2013 versus 2012
	2013	2012	$	%
	(amount in thousands)
Operating Expenses
General and administrative	$2,433	$2,473	$(40)	(2)%
Research and development	1,907	2,127	(220)	(10)%
Total operating expenses	$4,340	$4,600	$(260)	(6)%

General and Administrative

General and administrative expenses totaled approximately $2.4 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease of approximately $40,000, or 2%, for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to decreases in stock compensation expense, legal and other professional expenses of approximately $309,000, partially offset by an increase of $264,000 in personnel-related costs.

Our general and administrative expenses consist primarily of expenditures related to compensation, legal, accounting and tax, other professional, and general operating costs.

Research and Development Expenses

Research and development expenses totaled approximately $1.9 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease of approximately $220,000, or 10%, for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to decreases related to stock compensation expense, toxicology and manufacturing of approximately $685,000, which were partially offset by an increase of $422,000 in costs related to clinical trials, consulting and personnel-related costs.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, compensation and consulting costs.

Change in fair value of warrant derivative liability

The gain on change in fair value of warrant derivative liability totaled approximately $1.1 million compared to a $1.0 million loss during the nine months ended September 30, 2013 and 2012, respectively. The change in the fair value of warrant derivative liability resulted primarily from the reduction in the expected term and from changes in our stock price during the period. Refer to Note 10 of Notes to Financial Statements for further discussion on our warrant liability.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have a deficit accumulated of approximately $30.3 million as of September 30, 2013 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations primarily through the sale of our equity securities and exercise of options and warrants, resulting in total net proceeds of approximately $24.3 million. Cash and cash equivalents at September 30, 2013 was approximately $4.9 million.

Based on our current level of expected operating expenditures, we expect to be able to fund our operations for the next twelve to fifteen months. This assumes that we spend minimally on general operations and only continue conducting our ongoing Phase II clinical trial, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. We have sufficient funds to complete our Phase II trial in hepatocellular carcinoma and fund operations for the next twelve to fifteen months.

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

From January through March 2013, we offered and sold an aggregate of 686,420 units in a private placement, in multiple closings, resulting in gross proceeds of approximately $1.2 million. In August 2013, we offered and sold approximately 3.3 million units in a private placement that upon closing resulted in gross proceeds of approximately $5.0 million. The price per unit was $1.50, and consisted of one (1) share of common stock, par value $0.0001, and one common stock purchase warrant at an exercise price of $1.75 per share.  In connection with this offering, we incurred placement agent fees in the amount of approximately $500,000 in cash and issued warrants to purchase 266,668 shares at an exercise price of $1.75 per share.

			Change in 2013
	Nine months ended September 30,		versus 2012
	2013	2012	$	%
	(amount in thousands)
Cash at beginning of period	$2,345	$5,530	$(3,185)	(58)%
Net cash used in operating activities	(3,429)	(3,474)	45	1%
Cash used in investing activities	(8)	-	(8)	(100)%
Net cash provided by financing activities	5,957	494	5,463	1,106%
Cash at end of period	$4,865	$2,550	$2,315	91%

Cash totaled approximately $4.9 million and $2.6 million as of September 30, 2013 and 2012, respectively. The increase of approximately $2.3 million at September 30, 2013 compared to the same period in 2012 was primarily attributable to an increase in net cash provided by financing activities of approximately $5.5 million, partially offset by approximately $3.2 million less cash at the beginning of 2013 compared to the beginning of 2012.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $3.4 million for both the nine month periods ended September 30, 2013 and 2012, respectively. The slight decrease in cash used for operations during the nine months ended September 30, 2013, compared to the same period in 2012, was primarily attributable to a decrease in net loss of approximately $2.4 million, offset by a decrease of $3.0 million in the adjustment for the change in our derivative liability and accounts payable and accrued expenses, partially offset by an increase of $0.8 million in the adjustment for stock-based compensation.

Net Cash Provided by Financing Activities

Cash provided by financing activities was approximately $6.0 million for the nine months ended September 30, 2013 resulting from the sale of our securities in private placements and the exercise of outstanding warrants. Cash provided by financing activities was approximately $0.5 million for the nine months ended September 30, 2012, resulting primarily from the exercise of outstanding warrants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2013. Based on that evaluation, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of September 30, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.  To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first nine months of 2013 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

  PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as described below, as of the date of this Quarterly Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka (“Mhaka”) in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.).  In that complaint, GenSpera, as the licensee of the inventions described and claimed in the U.S. Patent No. 7,468,354 (“the ‘354 patent”) and U.S. Patent No. 7,767,648 (“the ‘648 patent”), sought a declaratory judgment that Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either the ‘354 patent or the ‘648 patent as an inventor.  On April 2, 2012, Mhaka filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent.  Between April 26, 2012 and October 1, 2012, the parties conducted fact discovery.  Between October 1, 2012 and December 1, 2012, the parties conducted limited expert discovery.  On November 1, 2012, Mhaka filed a separate complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). In the complaint, Mhaka alleged that the defendants are liable under various state law tort theories for omitting her from inventorship on the ‘354 patent and ‘648 patent.  In her prayer for relief, Mhaka sought unspecified damages from the defendants but did not seek to alter the inventorship or ownership of the ‘354 patent or ‘648 patent.  On November 8, 2012, the defendants removed this second action to the United States District Court for the District of Maryland, and on November 16, 2012, the defendants moved to dismiss all claims in the complaint, asserting (among other things) that the claims were preempted by federal patent law.  On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the defendants’ motion to dismiss in the second case.  On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case.  In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256.  Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action.   On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims.  On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses.  On July 16, 2013, the Court issued a scheduling order governing Mhaka’s counterclaims. Under the Court’s schedule, fact discovery is to be completed by December 13, 2013. Expert discovery is to be completed by February 28, 2014.

Due to the complex nature of litigation, it is not known when, nor on what basis, this ligation might be concluded.

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing by April 2015.

Our cash and cash equivalents balance at September 30, 2013 was $4.9 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next twelve to fifteen months. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, or cease operations altogether or file for bankruptcy. Any such change may materially harm our business, financial condition, and operations.

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

Since inception through September 30, 2013, we have raised approximately $24.3 million through the sale of our securities. During this same period, we have recorded accumulated deficit totaling approximately $30.3 million. Our net losses for the two most recent fiscal years ended December 31, 2012 and 2011 were $6.9 million and $5.7 million, respectively. None of our products in development have received approval from the FDA or other regulatory authorities; we have no sales and have never generated product revenues nor expect to for years, if at all. Currently, our only product candidate in development is G-202 which is being tested in a Phase II clinical trial. We expect to incur significant operating losses for the foreseeable future as we continue research and clinical development of our product candidates. Accordingly, we need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

All of our product candidates are in an early stage of development and we may never succeed in developing and/or commercializing them. If we are unable to commercialize G-202 or any of our other product candidates, or if we experience significant delays in doing so, our business may fail.

Our product candidates are in various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval. We have invested a significant portion of our efforts and financial resources in the development of G-202 and depend heavily on its success. We will need to devote significant additional research and development efforts, financial resources and personnel to develop commercially viable products and obtain regulatory approvals. We may encounter hurdles and unexpected issues as we proceed in the development of G-202 and our other product candidates. Although initial data from the trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

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

Raising capital may be difficult as a result of our history of losses and limited operating history.

When making investment decisions, investors typically look at a company’s earnings and historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our history of losses and limited operating history makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are acceptable. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

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

There can be no assurance that such reimbursement would be available at all or without substantial delay, or if such reimbursement is provided, that the approved reimbursement amounts would be sufficient to support demand for our proposed products at a level that would be profitable. If the health care community does not accept our products, our business could be materially harmed.

Our competitors in the biotechnology and pharmaceutical industries have significantly greater operating histories and financial resources than we have.

We compete against numerous companies, many of which have substantially greater financial and other resources than we have. Several such competitors have research programs and/or efforts to treat the same diseases we target. Companies such as Merck & Co., Inc., Ipsen, Johnson & Johnson, and Sanofi S.A., as well as others, have substantially greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing operations than we have and are better situated to compete with us. As a result, our competitors may bring competing products to market that would result in a decrease in demand for our product, if developed, which could have a materially adverse effect on the viability of the company.

Risks Related to Manufacturing Our Product Candidates

We intend to rely exclusively upon third-party FDA-regulated manufacturers and suppliers for our proposed products.

We currently have no internal manufacturing capability, and intend to rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, the failure of any of our third-party FDA regulated manufactures or suppliers to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or procure third party suppliers for raw materials. In the event we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our proposed products. Moreover, we cannot give any assurance that any contract manufacturers or suppliers that we select would be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize some or all of our product candidates.

Our business plan relies heavily on third party collaborators, partners, licensees, clinical research organizations or other third parties to support our discovery efforts, and to conduct clinical trials for all or some of our product candidates. We cannot guarantee that we are able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors or other third parties on a commercially reasonable basis, if at all. Additionally, to commercialize our proposed products, we intend to rely on third party licensees or the outright sale of our proposed products to a major pharmaceutical partner. Our ability to successfully negotiate such agreements depends on, among other things, potential partners’ evaluation of our technology over competing technologies and the quality of the pre-clinical and clinical data that we have generated, and the perceived risks specific to generating our product candidates. If we fail to establish such third-party relationships as anticipated, we could experience delays in the commercialization of our products.

Our business is dependent upon securing and importing sufficient quantities of seeds from the plant, Thapsia garganica, which currently grows in very specific locations outside of the United States.

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

We instituted a declaratory judgment action in the United States District Court of Maryland on March 12, 2012. We, as the licensee, are seeking a declaratory judgment that the current named inventors on U.S. Patent Nos. 7,468,354 and 7,767,648 are the only inventors of the underlying inventions. On November 1, 2012, the defendant in the case filed a complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). The complaint, alleges certain common-law torts by conspiring to exclude her wrongly from inventorship on a valid patent. The outcome of the above mentioned litigation could materially and adversely affect our business. However, because this litigation is in its early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time. See the section of this Quarterly Report entitled “Legal Proceedings”.

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

We rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others do not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, service providers, and potential strategic partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us are our property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees or consultants have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ and hire individuals and/or entities who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these individuals, entities or us have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. Our proposed products are subject to extensive regulation and/or acceptance by numerous governmental authorities in the United States, including the FDA, and authorities in other countries. Most of our proposed products require governmental approval before they can be commercialized. If we are unable to obtain regulatory approvals for our products at all or in a timely manner, we may not be able to grow as quickly as expected, or at all, and the loss of anticipated revenues could reduce our ability to fully fund our operations and to otherwise execute our business plan. Our failure to receive the regulatory approvals in the United States would likely cause us to cease operations and go out of business.

As we develop additional new products, we are required to determine what regulatory requirements, if any, we must comply with in order to market and sell such proposed products in the United States and worldwide. The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all. If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets. We intend to work diligently to assure compliance with all applicable regulations that impact our business. We can give no assurance, however, that we will be able to obtain regulatory approval for our products. We also cannot assure that additional regulations will not be enacted in the future that would be costly or difficult to satisfy. Our failure to receive regulatory approvals in the United States in a timely manner or comply with newly enacted additional regulation could cause us to cease operations and go out of business. Because our products are in various stages of development, we expect that significant research and development, financial resources, and personnel would be required to develop commercially-viable products that can obtain regulatory approval.

The regulatory process, which includes clinical validation of many of our proposed products to establish their safety and effectiveness, can take many years and require the expenditure of substantial financial and other resources. Data obtained from clinical validation activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device marketing authorization during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect our marketing of products developed and our ability to generate commercial product revenues.

In addition, if we desire to commercialize our proposed products worldwide, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice, resulting in our products being banned in certain countries and an associated loss of revenues and income. Foreign regulatory agencies can also introduce test format changes which, if we do not quickly address, can result in restrictions on sales of our products. Such changes are not uncommon due to advances in basic research.

Our proposed products may not have favorable results in clinical trials or receive regulatory approval.

Positive results from pre-clinical studies and our Phase I trials of G-202 should not be relied upon as evidence that our clinical trials will succeed. Even if our proposed product achieves positive results in pre-clinical studies or during our Phase I studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. Although initial data from the trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful. If we delay or abandon the development efforts of any of our product candidates, we may not be able to generate revenues.

We may be unable to complete our Phase II clinical trials of G-202 if we do not have adequate enrollment or capital to finance the studies.

In February 2013, we initiated a Phase II clinical trial in liver cancer. The continuation and completion of this trial is dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Additionally, we are initially targeting liver cancer in these trials which has historically had a lower occurrence in the United States, which is where our trial is being conducted. Our failure to gain required regulatory approval or to be able to initiate our clinical trials could materially harm our business.

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

The Phase II trial of G-202 in liver cancer patients is ongoing and we plan to initiate additional Phase II trials with G-202 when financial resources permit. Although one Phase II clinical trial is underway, the outcome of this and future clinical trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we would not be able to commercialize our proposed products. The failure of our trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

We are authorized to issue 150,000,000 shares of common stock and 30,000,000 shares of “blank check” preferred stock although these amounts may change in the future subject to shareholder approval. Any additional stock issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock.

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2013 we have issued and outstanding 27,252,966 shares of common stock and we have 22,298,730 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of September 30, 2013, we had no shares of preferred stock issued and outstanding.

Accordingly, we are entitled to issue up to 100,448,304 additional shares of common stock and 30,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we would issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that would issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

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

As of September 30, 2012, we had 27,252,966 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of September 30, 2013, we had reserved for issuance (i) 259,296 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 10,266,597 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.56 per share; and (iii) 6,011,023 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.83 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. In the case of outstanding convertible notes, warrants and options that have conversion or exercise prices, as the case may be, that are below the market price of our common stock from time to time, investors would experience dilution. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for issuance or sale, would harm the market price of our common stock or our ability to raise capital.

The market for our common stock has been illiquid.

Our common stock trades with limited volume on the OTCQB tier of the OTC Markets Group Inc. Accordingly, although a limited public market for our common stock exists, it is still relatively illiquid compared to that of a seasoned issuer. Any prospective investor in our securities should consider the limited market of our common stock when making an investment decision. No assurances can be given that the trading volume of our common stock increases or that a liquid public market would ever materialize.

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

As of September 30, 2013, our officers and scientific advisors owned approximately 23% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

We are a party to employment agreements with members of management. In the event we terminate the employment of any of these executives, we experience a change in control or, in certain cases, if such executive terminates their employment with us, such executive will be entitled to receive certain severance and related payments. Additionally, in such instance, certain securities held by members of management shall become immediately vested and exercisable. Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and, accordingly, our ability to execute our business plan which could have a materially adverse effect to our business. Also, these provisions may discourage potential takeover attempts that could be beneficial to our stockholders.

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

December 2012 Offering

In December of 2012 we commenced a unit offering of our securities. Each unit consists of: (i) one share of common stock, and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.00. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions, as defined. The warrants do not contain any price protection provisions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ prior notice to the Company.

In January 2013, we offered and sold an aggregate of 104,095 units in an additional closing resulting in gross proceeds of $0.2 million. The price per unit was $2.20. In connection with the December 2012 and January 2013 closings, we issued 96,443 additional units in March 2013 in order to adjust the price per unit from $2.20 to $1.773 to be consistent with the price per unit of our March 2013 closing as discussed below.

In March 2013, we offered and sold an additional 557,256 units in connection with an additional closing resulting in gross proceeds of $1.0 million. The price per unit was $1.773. In connection with this closing, we incurred placement agent fees and expenses in the amount of $37,000 in cash and issued warrants to purchase 18,410 shares at an exercise price per share of $3.00.

In connection with the offering, we agreed to enter into registration rights agreements with our investors. Pursuant to the registration rights agreements, we agreed to file a “resale” registration statement with the SEC covering the shares of common stock included in the units as well as the shares underlying the warrants, within 45 days of the final closing date of the sale of units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We also agreed to use our best efforts to have the registration statement declared effective within 90 days of the final closing. We are also obligated to pay to investors, as partial liquidated damages, a fee of 0.50% per month in cash up to a maximum of 6%, upon the occurrence of certain events, including but not limited to failure to file and/or have the registration statement declared effective within the time provided. Subsequent to the offering, we received a waiver and amendment to the registration rights agreement by holders of a majority of the registrable securities. The effect of the waiver and amendment was to waive all penalties under the registration rights agreement with regard to filing deadlines and effectiveness requirements.

August 2013 Offering

In August of 2013, we sold an aggregate of $5,000,032, or 3,333,356 units, to accredited and institutional investors. The price per unit was $1.50, with each unit consisting of (i) one share of the Company’s common stock and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the investors to purchase the Company’s common stock at a price per share of $1.75. In the event that the shares underlying the warrants are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ prior notice to the Company.

In connection with the offering, we also paid commissions equal to 8% of gross proceeds, for an aggregate commission of $400,003, and a non-accountable expense allowance equal to 2% of the gross proceeds, or $100,001 to the placement agent. The placement agent also received common stock purchase warrants to purchase such number of shares equal to 8% of the shares sold in the offering to investors, or 266,668 placement agent warrants with substantially the same terms as the warrants. Additionally, the placement agent was also reimbursed for its legal and due diligence costs in an amount not greater than $35,000. The placement agent also received (i) a cash fee of 4% of gross proceeds received from the exercise of the warrants, and (ii) additional transaction fees equal to 8% of gross proceeds and 8% warrant coverage for any future investment by one of the investors in the Company for a period of 12 months following the closing of the offering.

In connection with the offering, investors received certain registration rights. Pursuant to the registration rights, the Company agreed to file a registration statement with the SEC within 45 days from the closing to register the resale of the common shares and common shares underlying the warrants. The Company also agreed to have the registration statement declared effective within 120 days from the filing date. The Company agreed to keep the registration statement continuously effective until the earlier to occur of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the investors, as partial liquidated damages, a fee of 1.5% of each investor’s subscription amount per month in cash or shares of the Company’s common stock, at the discretion of the Company, upon the occurrence of certain events, including our failure to file and / or failure to have the registration statement declared effective within the time provided.

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

GENSPERA, INC.

Date: November 8, 2013	/s/ Craig Dionne
Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit		Filed/Furnished		Exhibit	File	Filing
No.	Description	Herewith	Form	No.	No.	Date

3.01	Amended and Restated Certificate of Incorporation		8-K	3.01	333-153829	9/4/13

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.03**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.04**	GenSpera Form Option -- Amended and Restated 2007 Equity Compensation Plan & Amended and Restated 2009 Executive Compensation Plan		8-K	4.02	333-153829	9/09/09

4.05**	Form of Restricted Stock Grant -- Amended and Restated 2007 Equity Compensation Plan & Amended and Restated 2009 Executive Compensation Plan		S-8	4.03	333-171783	1/20/11

4.06**	Form of Restricted Stock Unit Agreement -- Amended and Restated 2007 Equity Compensation & Amended and Restated 2009 Executive Compensation Plan		10-K	4.22	333-153829	3/30/11

4.07	Form of 4.0% convertible note		S-1	4.05	333-153829	10/03/08

4.08	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.09	Form of 4.0% convertible debenture modification		8-K	10.02	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.11	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.12	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.13	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.14	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.15	Form of Securities Purchase Agreement - Jan - Mar 2010 offering		10-K	4.27	333-153829	3/31/10

4.16	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.17	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.18	Form of Securities Purchase Agreement - May 2010	8-K	10.01	333-153829	5/25/10

4.19	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.20	Form of Securities Purchase Agreement -- January and February of 2011	8-K	10.01	333-153829	1/27/11

4.21	Form of Common Stock Purchase Warrant -- January and February of 2011	8-K	10.02	333-153829	1/27/11

4.22	Form of Securities Purchase Agreement dated April 2011	8-K	10.01	333-153829	5/03/11

4.23	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.24**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.25	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.26	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.27	Form of Securities Purchase Agreement -- December 2012 through March 2013 Offering	8-K	10.01	333-153829	3/28/13

4.28	Form of Common Stock Purchase Warrant -- December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.29	Form of Registration Rights Agreement -- December 2012 through March 2013 Offering	8-K	10.02	333-153829	3/28/13

4.30	Form of Subscription Agreement -- August 2013 Offering	8-K	10.01	333-153829	8/16/13

4.31	Form of Securities Purchase Agreement -- August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.32	Form of Registrants Rights Agreement -- August 2013 Offering	8-K	10.03	333-153829	8/16/13

4.33	Form of Warrant -- August 2013 Offering	8-K	10.04	333-153829	8/16/13

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement	8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement	8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

10.10**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

