Form 10-K
period 2013-12-31
GENSPERA INC
filed 2014-03-03
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrants’ most recently completed second fiscal quarter was $29,632,040. As of February 21, 2014, there were 27,252,966 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

GENSPERA, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors, and our further development is highly dependent on market acceptance, which is outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our ability to manage the business despite continuing operating losses and cash outflows;

•	our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;

•	our ability to build the management and human resources and infrastructure necessary to support the growth of our business;

•	competitive factors and developments beyond our control;

•	scientific and medical developments beyond our control;

•	government regulation of our business;

•	our ability to successfully complete our clinical trials of our proposed drug candidates and gain regulatory approval to market such products.

•	whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; and

•	whether any potential strategic benefits of licensing transactions will be realized and whether any potential benefits from the acquisition of newly licensed technologies, if any, will be realized.

In addition to the foregoing, other factors may influence our future performance including those factors discussed in the “Risk Factors” section of this Annual Report. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future financial performance.

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

Our primary focus at the present time is the clinical development of our lead compound, G-202, a novel therapeutic agent with a unique mechanism of action. We have completed a Phase Ia/Ib dose-escalation safety, tolerability and dose refinement study in which two liver cancer (hepatocellular carcinoma or HCC) patients experienced prolonged disease stabilization of 13 and 11 months. As a result of encouraging observations in our Phase Ia/Ib trial with regard to liver cancer patients, we initiated a Phase II clinical trial to test the utility of G-202 in patients with liver cancer. This trial is being conducted at multiple sites in the U.S. and requires seventeen evaluable patients for anticipated statistical analyses. As of February 24, 2014, sixteen patients have been treated, of which the majority of the patients treated are considered to be evaluable.

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

Strategy

Our Business Strategy

We are currently focused on the clinical development of G-202, our lead drug candidate. Our capacity to execute our plans as described in this Annual Report is dependent on a number of factors, including the outcome of our ongoing clinical trials as well as our ability to raise sufficient capital. We may also seek to enter collaborative or partnering arrangements to fund or conduct portions of our development plan.

Our current strategy contemplates the following major initiatives:

•	Conducting our hepatocellular carcinoma clinical study entitled, “A Phase II, Multi-Center, Single-Arm Study of G-202 as Second-Line Therapy for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” As of February 24, 2014, sixteen patients have been treated in the study.

•	Conducting a clinical study of G-202 in patients with glioblastoma multiforme (brain cancer). We completed the protocol design and have entered into a collaborative arrangement to conduct this trial. We expect to begin enrolling patients in the first quarter of 2014.

•	Conducting our prostate cancer clinical study entitled, “An Open-Label, Single-Arm, Phase 2 Study of G-202 in Patients with Chemotherapy Naïve Metastatic Castrate-Resistant Prostate Cancer.” We have deferred commencement of this study until additional capital is raised or we enter into a collaborative arrangement to conduct this study.

Our Clinical Development Strategy

We intend to conduct several Phase II clinical trials to determine the therapeutic efficacy of G-202 in cancer patients. We anticipate that G-202 will be therapeutically effective in a wide range of solid tumor types and have chosen to first evaluate the drug in liver cancer, glioblastoma and prostate cancer.

G-202 CLINICAL DEVELOPMENT PIPELINE
Indication	Status
Solid Tumors	Completed Phase Ia/b safety, tolerability and dosing refinement study. Closed to further enrollment.

Hepatocellular Carcinoma (liver cancer)	Ongoing Phase II with sixteen patients treated to date. Received United States Food and Drug Administration (FDA) Orphan Drug designation.

Glioblastoma (brain cancer)	Anticipate commencing a Phase II trial in the first quarter of 2014.

Prostate Cancer	Anticipate commencing a Phase II trial in the second quarter of 2014.

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

Glioblastoma multiforme (Brain Cancer)

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

Prostate Cancer

Prostate cancer forms in tissues of the prostate (a gland in the male reproductive system found below the bladder and in front of the rectum).  Other than skin cancer, prostate cancer is the most common cancer in American men and is the second leading cause of cancer death in American men, behind only lung cancer. Estimates for prostate cancer in the U.S. for 2013 are about 238,590 new cases and about 29,720 deaths. About 1 man in 6 will be diagnosed with prostate cancer during his lifetime and occurs mainly in men aged 65 or older. Depending on the situation, the treatment options for men with prostate cancer may include:  expectant management (watchful waiting) or active surveillance; surgery; radiation therapy; cryosurgery; hormone therapy; chemotherapy; and vaccine treatment.  These treatments are generally used one at a time, although in some cases they may be combined.

Clinical Trials

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

We further evaluated G-202 in sixteen additional patients in a Phase Ib continuation of the clinical trial. The Phase Ib portion of the trial was designed to further refine a dosing regimen, obtain more safety data and determine a recommended dose for our anticipated Phase II clinical studies. Of these sixteen patients, five were primary liver cancer patients who had tumor progression after previous treatment with sorafenib, which is the only drug approved for this indication. Median progression-free survival in this patient population is typically two months. Two of these liver cancer patients, who were enrolled with metastatic disease, experienced prolonged disease stabilization of 13 and 11 months after initiation of treatment with G-202. Although our Phase I study was not designed to determine the anti-tumor effects of G-202, we view these data as encouraging; however, there can be no assurance that these or any early observations will be reproduced in subsequent studies.

Phase II Clinical Development of G-202 – Hepatocellular Carcinoma (Liver Cancer)

In 2012, we obtained clearance from the FDA to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” This trial is being conducted at multiple sites in the U.S. and requires seventeen evaluable patients for projected data analysis. As of February 24, 2014, sixteen patients have been treated in the study, of which the majority of the patients treated are considered to be evaluable.

Phase II Clinical Development of G-202 – Glioblastoma (Brain Cancer)

In the first quarter of 2014, we entered into a collaborative arrangement and plan to conduct a Phase II clinical trial entitled, “An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma.” This trial is being conducted at a single site in the U.S. and is expected to enroll up to 34 patients.

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

Cytotoxin—Thapsigargin

Thapsigargin is a cytotoxin found within the plant Thapsia garganica that grows wild in the Mediterranean region. This cytotoxin has been found to kill cancer cells independent of growth rate (fast-, slow- and non-dividing cells) and is the active toxic ingredient contained in our prodrugs. Thapsigargin is a potent inhibitor of the intracellular sarcoplasmic/endoplasmic reticulum calcium adenosine triphosphastase (SERCA) pump protein, consequently causing calcium levels to rise significantly and trigger apoptosis (cell death). We chemically modify thapsigargin to create the molecule 12ADT that retains all the potent cell-killing attributes of thapsigargin, but contains a new structure that can be coupled to a masking/targeting agent. Our prodrugs are manufactured by attaching a specific peptide to 12ADT.

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

As a result of our Phase I clinical trials, we have advanced G-202 into Phase II clinical trials.

Our Prodrug Development Candidates

We currently have identified four prodrug candidates based on our technology, as summarized in the table below. At this time we are focused exclusively on the clinical development of G-202 and have deferred further development of the other prodrug candidates.

Prodrug	Activating	Target Location of
Candidate	Enzyme	Active Enzyme	Status
G-202	Prostate Specific Membrane Antigen (PSMA)	The blood vessels of most solid tumors	• Phase II

G-115	Prostate Specific Antigen (PSA)	Prostate cancers	• Pilot toxicology completed • Limited pre-clinical development

G-114	Prostate Specific Antigen (PSA)	Prostate cancers	• Validated efficacy in pre-clinical animal models (Johns Hopkins University)

G-301	Human glandular kallikrein 2 (hK2)	Prostate cancers	• Validated efficacy in pre-clinical animal models (Johns Hopkins University)

The enzymes that we target with our prodrugs are found in very specific places within the body and within the tumors. Our lead drug candidate, G-202, is activated by the enzyme Prostate Specific Membrane Antigen, or PSMA, which is found in prostate epithelial cells in the normal prostate, in prostate cancer cells, and in vascular endothelial cells (blood vessels) found in almost all solid tumors. Thus, we expect that G-202 may be used in the treatment of almost all solid tumors. Importantly, we believe that G-202 may work by destroying the tumor vasculature, thus starving the tumor to death.

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

Competition

The pharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Although we are not aware of any competitor who is developing a drug that is designed to destroy both the existing and newly growing tumor vasculature in a manner similar to our drug candidates, there are several marketed drugs and drugs in development that attack tumor-associated blood vessels to some degree. For example, Avastin™ is a marketed product that acts predominantly as an anti-angiogenic agent. Zybrestat™ is another drug in development that is described as a vascular-disrupting agent that inhibits blood flow to tumors. Nexavar TM and Sutent TM are two other approved drugs that appear to work in part through anti-angiogenic mechanisms. It is impossible to accurately ascertain how well our drugs will compete against these or other products that may be in the marketplace until we have more complete human patient data for comparison.

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

Our pipeline currently includes four prodrug product candidates: G-202 (solid tumors), G-114 (prostate cancer), G-115 (prostate cancer) and G-301 (prostate cancer). Our patent portfolio is currently composed of: 11 issued U.S. patents; 3 pending U.S. non-provisional patent applications; 1 pending U.S. provisional patent applications; 2 pending Patent Cooperation Treaty, or PCT, application; and 1 pending European patent application (also registered in Hong Kong), which relates to the PCT application.

The 11 issued U.S. patents, which expire between 2018 and 2029, contain claims directed to: peptide specific prodrugs (targeting hK2, PSA, PSMA); thapsigargin derivatives; methods of making the same; and, methods of treatment using the same. The U.S. provisional and non-provisional patent applications cover: additional peptide specific prodrugs (targeting fibroblast activation protein-alpha, “FAP”); injectable formulations of peptide prodrugs (PSMA, PSA, hK2, and FAP); methods for producing the same; and methods of treatment using the same. If allowed, these applications would expire between 2027 and 2034. The pending PCT, and its European Union and U.S. counterparts, contain claims directed to compositions and methods for detecting and imaging cancer, and if issued, expire in 2030.

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

Long-term Supply of Raw Materials

We believe that we presently have sufficient supply of Thapsia garganica seeds in storage to complete our clinical trials as currently planned. However, in order to secure a long-term, stable supply of thapsigargin starting material, we are engaged in two ongoing research projects, including traditional cultivation and metabolic engineering of moss cells.

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

We are also co-funding a moss project at the University of Copenhagen. A major goal of the project entitled SPOTLight (Sustainable Production of Thapsigargin using Light) is to produce thapsigargin in high yields in genetically modified moss cells thus enabling an inexpensive year-round supply of thapsigargin for drug manufacturing. The SPOTLight project is primarily funded by a DKK 18.3M (approximately $3.5M USD) grant from The Danish Council for Strategic Research and is directed by Dr. Søren Brøgger Christensen, Professor at the University of Copenhagen, member of our Scientific Advisory Board and the scientist responsible for the initial isolation and characterization of thapsigargin. We have co-funded the project. As a result, under the terms of our agreement, we have obtained an exclusive, milestone- and royalty-free, fully paid license to the resulting moss cell lines necessary to generate thapsigargin or its chemical precursors. We recognize that this is an ambitious project and that the goal of having a thapsigargin-producing cell line may not be reached. However, even if the project can only generate cell lines that produce chemical precursors of thapsigargin, this might form the basis of a semi-synthetic route to thapsigargin on a commercially viable scale.

Governmental Regulations

FDA Approval Process

Prior to commencement of clinical studies involving humans, preclinical testing of new pharmaceutical products is generally conducted on animals in the laboratory to evaluate the potential efficacy and safety of the product candidate. The results of these studies are submitted to the FDA as part of an Investigational New Drug (IND) application, which must become effective before clinical testing in humans can begin. Typically, human clinical evaluation involves a time-consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of people to assess safety, tolerability and to evaluate the pattern of drug distribution within the body. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. (In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety, in which case it is referred to as a Phase I/II trial.) In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical testing and may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. All adverse events must be reported to the FDA. Monitoring of all aspects of the study to minimize risks is a continuing process.

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

Employees

As of December 31, 2013, we employed 2 full-time individuals who are also our executive officers, all of whom hold advanced degrees. In addition, from time to time on an as needed basis, we contract with approximately 12 consultants to assist in activities related to our operations and research and development plan.

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing by September 2014.

Our cash and cash equivalents balance at December 31, 2013 was $3.6 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next nine to twelve months from our year end. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, or cease operations altogether or file for bankruptcy. Any such change may materially harm our business, financial condition, and operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2013 financial statements expressed an opinion that our Company’s capital resources as of the date of their Audit Report are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means that our shareholders will lose their entire investment in our Company.

Risks Relating to Our Stage of Development and Business

We are an early development stage company, have no product revenues, are not profitable and may never be profitable.

Since inception through December 31, 2013, we have raised approximately $24.3 million through the sale of our securities. During this same period, we have recorded accumulated deficit totaling approximately $32.4 million. Our net losses for the two most recent fiscal years ended December 31, 2013 and 2012 were $5.3 million and $6.9 million, respectively. None of our products in development have received approval from the FDA or other regulatory authorities; we have no sales and have never generated product revenues nor expect to for years, if at all. Currently, our only product candidate in development is G-202 which is being tested in a Phase II clinical trial. We expect to incur significant operating losses for the foreseeable future as we continue research and clinical development of our product candidates. Accordingly, we need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some or all rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

All of our product candidates are at an early stage of development and we may never succeed in developing and/or commercializing them. If we are unable to commercialize G-202 or any of our other product candidates, or if we experience significant delays in doing so, our business may fail.

Our product candidates are at various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval. We have invested a significant portion of our efforts and financial resources in the development of G-202 and depend heavily on its success. We will need to devote significant additional research and development efforts, financial resources and personnel to develop commercially viable products and obtain regulatory approvals. We may encounter hurdles and unexpected issues as we proceed in the development of G-202 and our other product candidates. Although initial data from our clinical trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

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

If we fail to develop and commercialize our product candidates, our business may be materially harmed and could fail.

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

No assurances can be given as to exactly when, if at all, we will be able to fully develop, and take the necessary steps to derive any revenues from our proposed products candidates.

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

Risks Related to Commercialization

The market for our proposed products is rapidly changing and competitive. New drugs and new treatments, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

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

The degree of market acceptance of any of our products, if developed, will depend on a number of factors, including but not limited to:

•	our ability to demonstrate the clinical efficacy and safety of our proposed products to the medical community;

•	our ability to create products that are superior to alternatives currently on the market;

•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•	the reimbursement policies of government and third-party payors.

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

To date, our proposed products have only been manufactured at a scale which is adequate to supply our research activities and early stage clinical trials. There can be no assurance that the current procedures used to manufacture our proposed products would work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient quantities for late stage clinical trials or commercialization, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

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

We instituted a declaratory judgment action in the United States District Court of Maryland on March 12, 2012. We, as the licensee, are seeking a declaratory judgment that the current named inventors on U.S. Patent Nos. 7,468,354 and 7,767,648 are the only inventors of the underlying inventions. On November 1, 2012, the defendant in the case filed a complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). The complaint alleges certain common-law torts. The outcome of the above mentioned litigation could materially and adversely affect our business. However, because this litigation is in its early stages, and due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time. See the section of this Annual Report entitled “Legal Proceedings”.

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

The design of our clinical trials is based on many assumptions about the expected effect of our product candidate and if those assumptions are incorrect, our clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of early clinical trials. Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that may be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. Our products may not prove to be safe and effective in clinical trials and may not meet all regulatory requirements needed to receive regulatory approval. The resulting delays to commercialization could materially harm our business. Our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

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

In February 2013, we initiated a Phase II clinical trial in liver cancer. The continuation and completion of this trial is dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Additionally, we are initially targeting liver cancer in these trials which has historically had a lower occurrence in the United States, which is where our trial is being conducted. As a result, enrollment in our liver cancer trial may take longer than anticipated and the costs associated with such trial may be greater than previously estimated.  Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

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

We have concentrated our research and development on our prodrug technologies. Our ability to generate revenue and operate profitably depends on us being able to develop these technologies for human applications. Our technologies are primarily directed toward the development of cancer therapeutic agents. We cannot guarantee that the results obtained in the pre-clinical and clinical evaluation of our therapeutic agents would be sufficient to warrant approval by the FDA. Even if our therapeutic agents are approved for use by the FDA, there is no guarantee that they exhibit an enhanced efficacy relative to competing therapeutic modalities such that they would be adopted by the medical community or that our proposed product candidates will be eligible for government or third-party payor insurance programs. Without significant adoption by the medical community and eligibility for reimbursement, our proposed products will have limited commercial potential which could harm our ability to generate revenues, operate profitably or remain a viable business.

Additional factors that we believe could materially affect market acceptance of our proposed products are:

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

The Phase II clinical trial of G-202 in liver cancer patients is ongoing and we plan to initiate additional Phase II clinical trials with G-202 for different indications when financial resources permit. Although one Phase II clinical trial is underway, the outcome of this and future clinical trials is uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we would not be able to commercialize our proposed products. The failure of our trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. To mitigate the current limited resources and limited number of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we expand, we expect to increase our number of employees, which may enable us to implement adequate segregation of duties within the Committee of Sponsoring Organizations of the Treadway Commission internal control framework and accordingly, increase the effectiveness of our internal controls.

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

Risks Relating to our Securities

Our common stock price may be particularly volatile because of our stage of development and business may be adversely affected by several factors.

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

We are authorized to issue up to 150,000,000 shares of common stock and 30,000,000 shares of “blank check” preferred stock, although these amounts may change in the future subject to shareholder approval. Any stock issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock.

Our board of directors has broad discretion to issue additional securities.

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of February 21, 2014 we have issued and outstanding 27,252,966 shares of common stock and we have 22,252,210 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of February 21, 2014, we had no shares of preferred stock issued and outstanding.

Accordingly, we are entitled to issue up to 100,494,824 additional shares of common stock and 30,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we would issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that would issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. The issuance of additional securities may cause substantial dilution to our shareholders.

Future sales of our common stock could cause our stock price to fall.

Transactions that result in a large amount of newly issued shares become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our common stock. In addition, the lack of a robust trading market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock. If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

As of February 21, 2014, we had 27,252,966 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of February 21, 2014, we had reserved for issuance (i) 262,776 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 10,216,597 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.56 per share; and (iii) 8,279,525 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.68 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

The market for our common stock has been illiquid.

Our common stock trades with limited volume on the OTCQB tier of the OTC Markets Group Inc. Accordingly, although a limited public market for our common stock exists, it is still relatively illiquid compared to that of a seasoned issuer. Any prospective investor in our securities should consider the limited market of our common stock when making an investment decision. No assurances can be given that the trading volume of our common stock will increase or that a liquid public market for our securities will ever materialize.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on your investment may be limited to increases in the market price of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the market price of our common stock appreciates.

Our officers and scientific advisors, by virtue of their ownership of our securities, may be able to control the Company.

As of February 21, 2014, our officers and scientific advisors owned approximately 23% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including amending our certificate of incorporation and bylaws, approving mergers or other changes of corporate control, and approving going private transactions and other extraordinary transactions, any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

In addition, employment agreements with certain executive officers provide for the payment of severance and accelerated vesting of options and restricted stock in the event of termination following a change of control. These provisions could have the effect of discouraging potential takeover attempts even if it would be beneficial to shareholders.

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

If securities or industry analysts do not publish research or reports or if they publish unfavorable research or reports, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we come to the attention of such persons, they may be reluctant to follow or recommend an unproven company such as ours until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that generally supports continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or if developed, will be sustained, or that current trading levels could be sustained or not diminish. In addition, in the event any analysts downgrades our securities, the price of our shares would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume, if any, to decline.

Our common stock may be considered a “penny stock,” and may be subject to additional sale and trading regulations that may make it more difficult to sell.

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

Our executive offices are located at 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258. We lease this facility, consisting of approximately 2,376 square feet, for $4,653 per month. Our lease expires on October 14, 2015. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

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

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka (“Mhaka”) in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.). In that complaint, GenSpera, as the licensee of the inventions described and claimed in the U.S. Patent No. 7,468,354 (“the ‘354 patent”) and U.S. Patent No. 7,767,648 (“the ‘648 patent”), sought a declaratory judgment that Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either the ‘354 patent or the ‘648 patent as an inventor. On April 2, 2012, Mhaka filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent pursuant to 35 U.S.C. sec. 256. Between April 26, 2012 and October 1, 2012, the parties conducted fact discovery. Between October 1, 2012 and December 1, 2012, the parties conducted limited expert discovery. On November 1, 2012, Mhaka filed a separate complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). In the complaint, Mhaka alleged that the defendants are liable under various state law tort theories for the same alleged conduct that formed the basis for her prior inventorship claim. In her prayer for relief, Mhaka sought unspecified damages from the defendants but did not seek to alter the inventorship or ownership of the ‘354 patent or ‘648 patent. On November 8, 2012, the defendants removed this second action to the United States District Court for the District of Maryland, and on November 16, 2012, the defendants moved to dismiss all claims in the complaint, asserting (among other things) that the claims were preempted by federal patent law.

On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the defendants’ motion to dismiss in the second case. On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case. In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256. Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. Fact discovery was completed on December 13, 2013, and expert discovery is to be completed by February 28, 2014. On January 2, 2014, Drs. Isaacs and Denmeade moved for summary judgment on the grounds that Mhaka’s claims are barred by the applicable statute of limitations, and GenSpera joined in the motion. The briefing on that motion is now complete. Any remaining motions for summary judgment are to be filed by April 15, 2014. Further scheduling, as appropriate, is to be set after resolution of summary judgment motions.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the OTCQB under the symbol GNSZ. Although a market for our common stock exists, it is relatively illiquid.   The prices reflect high and low inter-dealer bid prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
2013:
Fourth Quarter	$1.58	$1.15
Third Quarter	$1.80	$1.53
Second Quarter	$2.15	$1.52
First Quarter	$2.31	$1.75
2012:
Fourth Quarter	$2.93	$2.15
Third Quarter	$2.95	$2.25
Second Quarter	$3.15	$2.47
First Quarter	$3.28	$1.95

Holders

As of February 19, 2014, the approximate number of beneficial holders of our common stock was 1,853.

Dividend Policy

We have never paid or declared cash dividends on our common stock, and we do not intend to pay or declare cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities	Weighted-Average	Number of Securities
	to be Issued	Exercise Price of	Remaining Available for
	upon Exercise of	Outstanding	Future Issuance under
	Outstanding	Options,	Equity Compensation Plans
	Options, Warrants	Warrants and	(Excluding Securities
	and Rights	Rights	Reflected in Column (a))
Equity compensation plans approved by security holders:
2007 Stock Plan, as amended (1)	3,053,651	$1.87	2,776,349
Equity compensation plans not approved by security holders:
2009 Executive Compensation Plan	2,996,972	1.78	3,003,028
Total	6,050,623	$1.82	5,779,377

(1) Our 2007 Stock Plan, as amended, provides for the issuance of up to 1,500,000 common shares during any calendar year. The plan provides for the issuance of up to 6,000,000 common shares in the aggregate.

GenSpera 2007 Equity Compensation Plan

Our 2007 Equity Compensation Plan (“2007 Plan”) is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 1,500,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 6,000,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2013, we have granted awards under the 2007 Plan equal to 3,363,651 shares of our common stock, and 140,000 shares have been cancelled or forfeited. Accordingly, there are 2,776,349 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

GenSpera 2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan, as amended (“2009 Plan”) is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2013, our 2009 Plan authorizes the issuance of up to 6,000,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to 2,996,972 common shares. After giving effect to recent stock option grants issued to executive management in 2014, we have granted total awards under the 2009 plan of 4,945,874, and have 1,054,126 available for future awards.

Deferred Compensation Plan

In July of 2011, we adopted the Executive Deferred Compensation Plan (the “Deferred Plan”). The Deferred Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The Deferred Plan is intended to be an unfunded “top hat” plan which is maintained primarily to provide deferred compensation benefits for a select group of our “management or highly compensated employees” within the meaning of Sections 201, 301, and 401 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and to therefore be exempt from the provisions of Parts 2, 3, and 4 of Title I of ERISA. The Deferred Plan is intended to help build a supplemental source of savings and retirement income through pre-tax deferrals of eligible compensation, which may include cash, option and stock bonus awards, discretionary cash, option and stock awards and/or any other payments which may be designated by the Deferred Plan administrator, as eligible, for deferral under the Deferred Plan from time to time. As administered, the Deferred Plan is used to defer compensation of stock awards granted under our other equity compensation plans and does not by its terms approve any grants or awards.

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

•	In December of 2012 we commenced a unit offering of our securities. Each unit consists of: (i) one (1) share of common stock, par value $0.0001, and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.00. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions, as defined. The warrants do not contain any price protection provisions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ prior notice to the Company. In connection with the offering, we agreed to enter into registration rights agreement with our investors. Pursuant to the registration rights agreements, we agreed to file a “resale” registration statement with the SEC covering the shares of common stock included in the units as well as the shares underlying the warrants, within 45 days of the final closing date of the sale of units and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. We have agreed to use our best efforts to have the registration statement declared effective within 90 days of the final closing. We are also obligated to pay to investors, as partial liquidated damages, a fee of 0.50% per month in cash up to a maximum of 6%, upon the occurrence of certain events, including but not limited to failure to file and/or have the registration statement declared effective within the time provided. Subsequent to the offering, we received a waiver and amendment to the registration rights agreement by holders of a majority of the registrable securities. The effect of the waiver and amendment is to waive all penalties under the registration rights agreement with regard to filing deadlines and effectiveness requirements.

•	In January 2013, we offered and sold an aggregate of 104,095 units in an additional closing of our December 2012 offering resulting in gross proceeds of $0.2 million. The price per unit was $2.20. In connection with the December 2012 and January 2013 closings, we issued 96,443 additional units in March 2013 in order to adjust the price per unit from $2.20 to $1.773 to be consistent with the price per unit of our March 2013 closing.

•	In March 2013, we offered and sold an additional 557,256 units in connection with another closing of our December 2012 offering. This closing resulted in gross proceeds of $1.0 million. The price per unit was $1.773. In connection with this closing, we incurred placement agent fees and expenses in the amount of $37,000 in cash and issued warrants to purchase 18,410 shares at an exercise price of $3.00 per share.

•	Between August 14 and August 16, 2013, we sold an aggregate of $5,000,032, or 3,333,356 units, to the accredited and institutional investors. The price per unit is $1.50, with each unit consisting of (i) one share of the Company’s common stock and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the investors to purchase the Company’s common stock at a price per share of $1.75. In the event that the shares underlying the warrants are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. In connection with the offering, we entered into registration rights agreements with the investors obligating us to register the shares and shares underlying the warrants issued in connection with the units. T.R. Winston & Company acted as placement agents for the Offering. The placement agent received a commission equal to 8% of gross proceeds, for an aggregate commission of $400,002.56, and a non-accountable expense allowance equal to 2% of the gross proceeds, or $100,000.64. The placement agent also received common stock purchase warrants to purchase such number of shares equal to 8% of the shares sold in the offering to investors, or 266,668 placement agent warrants with substantially the same terms as the warrants. Additionally, the placement agent was also reimbursed for its legal and due diligence costs in an amount not to exceed $35,000. The placement agent will also receive (i) a cash fee of 4% of gross proceeds received from the exercise of the warrants, and (ii) additional transaction fees equal to 8% of gross proceeds and 8% warrant coverage for any future investment by one of the Investors in the Company for a period of 12 months following the closing of the offering.

•	In February 2014, we entered into an agreement for method development by a contract manufacturer and issued an aggregate of 91,334 shares of common stock as compensation.

•	In February 2014, we entered into an agreement to grant an aggregate of 47,800 shares of common stock to a consultant, which shares vest at the rate of 7,800 shares upon execution of the agreement and 10,000 shares per month for four months, the term of the agreement. These shares will be granted for business advisory services to be provided to the Company. In addition, the consultant was issued a warrant to purchase 96,000 shares of common stock at a strike price of $3.00 per share, which shares vest at the rate of 16,000 shares upon execution of the agreement and 20,000 shares per month for four months. The warrant issued is substantially similar to the warrants issued in conjunction with our financing completed in March 2013.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Company Overview — Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations — Analysis of our financial results comparing the year ended December 31, 2013 to 2012. Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Plan of Operation

We are currently focused on the clinical development of our lead drug candidate, G-202.

Our major focus over the next twelve months will be the conduct of the ongoing Phase II clinical trial in liver cancer patients. Assuming a positive signal from the liver cancer trial, we will develop a subsequent randomized study in liver cancer patients as part of an aggressive path to ultimate registration and marketing approval by the FDA.

In the first quarter of 2014, we entered into a collaborative arrangement and plan to initiate a Phase II clinical trial in patients with glioblastoma (a form of brain cancer). This trial is being conducted at a single site in the U.S. and is expected to enroll up to 34 patients. As financial resources allow, we also intend to develop clinical programs in prostate and renal cancer. We also anticipate expanding our manufacturing budget in support of our clinical programs.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of G-202. G-202 is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. As a result, since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through private sales of our equity securities. We have never been profitable and, as of December 31, 2013, we had an accumulated deficit of $32.4 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at December 31, 2013 was $3.6 million, representing 92% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next nine to twelve months from our year end. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. We need to raise additional cash through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our product candidates. There is no assurance that such financing will be available to us when needed to allow us to continue our operations or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, or cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding of cash from any source.

To preserve cash, we delayed the start of our planned Phase II prostate cancer clinical trial and certain other product development activities. In the event financing is not obtained, we may pursue further cost cutting measures as well as explore the sale of selected assets to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate additional development programs, these events could have a material adverse effect on our business, results of operations and financial condition.

These factors raise significant doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Product Development of G-202

Our ability to execute our product development plan is wholly dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the continuation and completion of our Phase II clinical study in liver cancer. We believe we have sufficient working capital to fund the Phase II clinical trial in liver cancer to the point where we can determine if such trial will have a positive or negative outcome. Notwithstanding, depending on the rate of enrollment, and the duration of the trial, we may not have sufficient capital to fund the trial through completion.

Our current product development plan of G-202 contemplates the following major initiatives:

•	Conducting a Phase II clinical study in patients with liver cancer.
•	In the first quarter of 2014, we entered into a collaborative arrangement and plan to initiate our Phase II clinical trial in patients with glioblastoma (a form of brain cancer). This trial is being conducted at a single site in the U.S. and is expected to enroll up to 34 patients.
•	Conducting a Phase II clinical study in patients with prostate cancer. We have deferred commencement of this study until additional capital is raised or we enter into a collaborative arrangement to conduct this study.

Phase I Clinical Development of G-202

During 2011 and 2012 we conducted a Phase Ia/b clinical trial of G-202 to evaluate safety, understand the pharmacokinetics (the process by which a compound is absorbed, distributed, metabolized, and eliminated by the body) of G-202 in humans, and to determine an appropriate dosing regimen for subsequent clinical studies. This clinical trial is closed to new patient enrollment. We treated a total of 44 patients (includes Phase Ia and Ib). Although our Phase I study was not designed to determine the anti-tumor effects of G-202, encouraging signs were observed, including prolonged disease stabilization in a few liver cancer patients. As a result, we initiated our Phase II clinical trial in liver cancer.

Phase II Clinical Development of G-202

In 2012, we obtained clearance from the FDA to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” This trial is being conducted at multiple sites in the U.S. and requires seventeen evaluable patients for anticipated statistical analyses. As of February 24, 2014, sixteen patients were treated in the study, of which the majority of the patients treated are considered to be evaluable.

In the first quarter of 2014, we entered into a collaborative arrangement and plan to initiate our Phase II clinical trial in patients with glioblastoma (a form of brain cancer). This trial will initially be conducted at a single site in the U.S. and is expected to enroll up to 34 patients.

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

All of our significant accounting policies are discussed in Note 2, Summary of Critical Accounting Policies, to our financial statements, included elsewhere in this Annual Report. We have identified the following as our critical accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

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

Result of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2013 and 2012. We do not anticipate generating any revenues during 2014. Net loss for 2013 and 2012 were $5.3 million and $6.9 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $6.4 million and $6.9 million during 2013 and 2012, respectively.  The increase in operating expenses is the result of the following factors.

	Year Ended		Change in 2013
	December 31,		Versus 2012
	2013	2012	$	%
	(amount in thousands)
Operating Expenses
General and administrative	$3,662	$3,953	$(291)	(7)%
Research and development	2,733	2,922	(189)	(6)%
Total operating expense	$6,395	$6,875	$(480)	(7)%

General and Administrative

General and administrative expenses totaled $3.7 million and $4.0 million during 2013 and 2012, respectively. The decrease of $291,000 or 7% for 2013 compared to 2012 was primarily attributable to decreases in stock-based compensation expense and professional expenses related to patents, patent litigation and financing of approximately $518,000, that was partially offset by increases of approximately $226,000 due primarily to personnel-related costs and consulting costs.

Our general and administrative expenses consist primarily of expenditures related to compensation, legal, accounting and tax and other professional, and general operating.

Research and Development

Research and development expenses totaled $2.7 million and $2.9 million during 2013 and 2012, respectively. The decrease of $189,000 or 6% for 2013 compared to 2012 was attributable to decreases related to stock compensation expense, toxicology and manufacturing of approximately $616,000, which were partially offset by an increase of $427,000 in costs related personnel-related costs, as well as increases in clinical trial expense due to our Phase II clinical trial in liver cancer.

Our research and development expenses consist primarily of expenditures related to toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

Other Income (Expense)

Other income (expense) totaled approximately $1.1 million and ($45,000) for 2013 and 2012, respectively.

	Year Ended		Change in 2013
	December 31,		Versus 2012
	2013	2012	$	%
	(amount in thousands)
(Loss) gain on change in fair value of warrant derivative liability	$1,096	$(50)	$1,146	2,292%
Interest income	(3)	5	(8)	(160)%
Total other income (expense)	$1,093	$(45)	$(1,138)	2,529%

(Loss) gain on change in fair value of warrant derivative liability

The (loss) gain on change in fair value of the warrant derivative liability totaled approximately $1.1 million gain during 2012 compared to a $50,000 loss during 2012, respectively. The change in the fair value of the warrant derivative liability resulted primarily from the expiration of the related warrants and the changes in our stock price and volatility of our common stock during the reported periods. Refer to Note 11 of our Notes to Financial Statements for further discussion on our warrant liability.

Interest income (expense)

We had net interest expense of approximately $3,000 and net interest income of approximately $5,000 for the year ended December 31, 2013 and 2012, respectively. The decrease of $8,000 was attributable to a decrease in interest earned on average outstanding cash balances.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have a deficit accumulated of $32.4 million as of December 31, 2013 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities and exercise of warrants, resulting in total proceeds of $24.3 million. Cash and cash equivalents at December 31, 2013 were $3.6 million.

Based on our current level of expected operating expenditures, we expect to be able to fund our operations for the next nine to twelve months from our year end. This assumes that we spend minimally on general operations and only continue conducting our ongoing Phase II clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period.

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

From January through March 2013, we offered and sold an aggregate of 686,420 units in a private placement, in multiple closings, resulting in gross proceeds of approximately $1.2 million. In August 2013, we offered and sold approximately 3.3 million units in a private placement that upon closing resulted in gross proceeds of approximately $5.0 million. For a further description of the offerings, see the section of this Annual Report entitled “Recent Sales of Unregistered Securities”

	Year Ended
	Ended December 31,
	2013	2012
	(amounts in thousands)
Cash at beginning of period	$2,345	$5,530
Net cash used in operating activities	(4,707)	(4,521)
Net cash used in investing activities	(8)	(7)
Net cash provided by financing activities	5,957	1,343
Cash at end of period	$3,587	$2,345

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.7 million and $4.5 million during 2013 and 2012, respectively. The increase of $0.2 million in cash used during 2013 compared to 2011 was primarily attributable to a decrease in net loss of approximately $1.6 million, offset by a decrease of $2.5 million in our derivative liability and accounts payable and accrued expenses, partially offset by an increase of $0.7 million in stock-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities was $8,000 and $7,000 for 2013 and 2012, respectively. The increase was due to purchases of office equipment in 2013 and 2012.

Net Cash Provided by Financing Activities

During 2013, we received net proceeds of $6.0 million from the sales of our securities in private placements and the exercise of warrants compared to $0.7 million during 2012. We are actively seeking sources of financing to fund our continued operations and research and development programs.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer (who is also our Chief Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2013 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management, including the Company’s Chief Executive Officer and Principal Accounting Officer (who is also our Chief Executive Officer), does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In February 2014, we issued common stock and common stock purchase warrants as consideration for services. For a further description of these offerings, please see the section of this Annual Report entitled “Recent Sales of Unregistered Securities.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following sets forth the current members of our board of directors, as well as information with regard to our executive officers, and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

			Director
Name	Position	Age	Since
Executive Officers
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors	56	11/2003
Russell Richerson, PhD	Chief Operating Officer and Secretary	62	—

Non-employee Directors
Peter E. Grebow, PhD	Director	67	05/2012
Bo Jesper Hansen, MD, PhD	Director	55	08/2010
Scott V. Ogilvie	Director	59	03/2008

Craig A. Dionne, PhD serves as our Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors. Dr. Dionne is one of our founders and has served on our board since November 2003. He has over 25 years of experience in the pharmaceutical industry, including direct experience identifying promising oncology treatments and bringing them through clinical trials. For example, he served for five years as Vice President Discovery Research at Cephalon, Inc. where he was responsible for its oncology and neurobiology drug discovery and development programs. Dr. Dionne has also recently served as Executive Vice President at the Prostate Cancer Research Foundation. In addition to extensive executive experience, Dr. Dionne’s productive scientific career has led to 6 issued patents and co-authorship of many scientific papers. In evaluating Dr. Dionne’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his 25 year career in pharmaceutical drug discovery and development, prior work for our company in addition to being one of our founders, familiarity with our technologies, and academic background. Dr. Dionne earned his BS in biochemistry in 1979 from Louisiana State University, Baton Rouge, Louisiana and his PhD in biochemistry in 1984 from the University of Texas at Austin. Dr. Dionne received post-doctoral training at the Dana-Farber Cancer Institute with a joint appointment at Harvard Medical School.

Russell Richerson, PhD serves as our Chief Operations Officer and Secretary. Dr. Richerson has over 25 years of experience in the biotechnology/diagnostics industry, including 11 years at Abbott Laboratories in numerous management roles. Most recently, he has served as Vice President of Diagnostic Research and Development at Prometheus Laboratories (2001 – 2004) and then as Chief Operating Officer of the Molecular Profiling Institute (2005 – 2008). Dr. Richerson also served as Vice President of Operations of International Genomics Consortium or IGC from 2005 to 2008. Commencing in August of 2011, Dr. Richerson joined the IGC board of directors. Dr. Richerson received his BS in 1974 from Louisiana State University, Baton Rouge, Louisiana and his PhD in 1983 from the University of Texas at Austin.

Peter E. Grebow, PhD joined our board in May of 2012. Dr. Grebow is President and founder of P.E. Grebow Consulting, Inc. which he formed in 2011. He also serves as Executive Vice President of Research and Development at Eagle Pharmaceuticals, Inc. since October, 2013.  From 1991 to 2011, Dr. Grebow held several key positions with Cephalon, Inc. (now Teva Pharmaceuticals), a biopharmaceutical company, including Executive Vice President, Cephalon Ventures, Executive Vice President, Technical Operations, Senior Vice President, Worldwide Business Development and Senior Vice President, Drug Development. Prior to joining Cephalon, Dr. Grebow served as the Vice President, Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company, from 1986 to 1990. Dr. Grebow served as a director of Optimer Pharmaceuticals from February 2009 until October, 2013. Dr. Grebow has also served as a director of Q Holdings, Inc. since December 2011 and Complexa, Inc. since 2011. Dr. Grebow received his undergraduate degree from Cornell University, an MS in chemistry from Rutgers University and a PhD in physical biochemistry from the University of California, Santa Barbara. Dr. Grebow's demonstrated leadership in his field, his knowledge of scientific matters affecting our business and his understanding of our industry contribute to our conclusion that he should serve as a director.

Bo Jesper Hansen, MD, PhD has served as a director on our board since August 2010. Dr. Hansen is currently the Executive Chairman of the Board of Swedish Orphan Biovitrum AB (STO: SOBI), an international growth company specializing in the development, registration, marketing and distribution of pharmaceutical drugs for rare and life-threatening diseases. Dr. Hansen has held the position since January 2010 as a result of the merger of Swedish Orphan International AB Group and Biovitrum. Prior to the merger, Dr. Hansen served in numerous positions with Swedish Orphan International AB Group, including, from 1998 to 2010, CEO, President and Director of the Board. Dr. Hanson’s responsibilities at the company include establishment, development and expansion of the company’s operations in Europe, Japan, the Americas and Australia. Dr. Hansen holds a Doctor of Medicine degree from the University of Copenhagen with a specialty in urology. Dr. Hansen also serves on the boards of CMC AB, Orphazyme ApS, Newron (SIX; NWRN) and TopoTarget A/S (NASDAQ OMX: TOPO), and Hyperion Therapeutics Inc. (NASDAQ, HPTX), and Ablynx NV (ABLX). In evaluating Dr. Hansen’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations, including his experience in building biopharmaceutical organizations, his strong business development background and experience with mergers and acquisitions and his past experience and relationships in the biopharma and biotech fields.

Scott V. Ogilvie has served as a director on our board since February 2008. Mr. Ogilvie is currently the President of AFIN International, Inc., a private equity/business advisory firm, which he founded in 2006. Additionally, Mr. Ogilvie has served as a partner of Wirthlin Worldwide International, a private strategic advisory and M&A firm, since September 2011. Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August 2006. Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE MKT: CUR) and Research Solutions, Inc. (OTCBB: RSS). Mr. Ogilvie has also served on the board of Directors of Preferred Voice Inc. (OTCQB: PRFV), Innovative Card Technologies, Inc. (ORTBB: INVO), National Healthcare Exchange, Inc (OTCBB: NHXS) and Derycz Scientific, Inc. (OTCQB: DYSC). In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

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

		Nominating	Leadership
		and Corporate	Development
		Governance	and Compensation
Director	Audit Committee	Committee	Committee
Peter E. Grebow, PhD	Member	Chair	Member
Bo Jesper Hansen, MD, PhD	Member	Member	Chair
Scott V. Ogilvie	Chair	Member	Member

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

Executive Compensation

Summary Compensation

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ended December 31, 2013 and 2012 provided by (i) each person serving as our principal executive officer, or PEO, or acting in a similar capacity during our fiscal year ended December 31, 2013; (ii) our most highly compensated executive officers other than our PEO who were serving as executive officers on December 31, 2013 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Principal Financial Officer.
									Nonqualified
								Non-Equity	Deferred
Name & Principal					Stock	Option		Incentive Plan	Compensation	All Other
Position	Year	Salary ($)	Bonus ($)		Awards ($)	Awards ($)		Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Craig Dionne, PhD	2013	363,000	181,500	(1)	–	363,000	(1)	–	–	45,848	953,348
Chief Executive Officer
And Chief Financial Officer	2012	330,000	112,200	(2)	–	330,000	(2)	–	–	30,324	802,524

Russell Richerson, PhD	2013	309,230	108,231	(3)	–	309,230	(3)	–	–	17,262	743,953
Chief Operating Officer
	2012	289,000	145,858	(4)	–	289,000	(4)	–	–	18,780	742,638

Nancy Jean Barnabei(7)	2013	82,846	–		–	–		–	–	2,813	85,659
Former Vice President
Finance and Treasurer	2012	54,000	31,500	(5)	–	346,670	(5)(6)	–	–	1,813	433,983

(1) In January 2014, Dr. Dionne was awarded a 2013 bonus award and long term incentive grant in the amount of $181,500 and $363,000, respectively. As payment of the bonus award and grant, options to purchase 1,136,943 common shares were issued on January 8, 2014. The number of shares to be issued pursuant to the bonus award and long term incentive grant was calculated based on the value determined using the Black Sholes option pricing model using the following assumptions: (i) exercise price of $1.42 per share; (ii) fair value of a share of common stock of $1.29; (iii) volatility of 55%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.483%; and (vi) estimated life of 3.5 years. The options are fully vested and lapse if unexercised on January 8, 2021.

(2) In March 2013, Dr. Dionne was awarded a 2012 long term incentive grant and a bonus award in the amount of $330,000 and $112,200, respectively. As payment of the grant and bonus award, an option to purchase 561,394 shares of common stock were issued on March 25, 2013. The number of shares issued pursuant to the long term incentive grant and bonus award was calculated based on the value determined using the Black Sholes option pricing model with the following assumptions: (i) exercise price of $2.18 per share; (ii) fair value of a share of common stock of $1.98; (iii) volatility of 59%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.485%; and (vi) estimated life of 3.5 years. The options are fully vested and lapse if unexercised on March 25, 2020.

(3) In January 2014, Dr. Richerson was awarded a 2013 bonus award and long term incentive grant in the amount of $108,231 and $309,230, respectively. As payment of the bonus award and grant, options to purchase 811,959 shares of common stock were issued on January 7, 2014. The number of shares to be issued pursuant to the bonus award and long term incentive grant was calculated based on the value determined using the Black Sholes option pricing model using the following assumptions: (i) exercise price of $1.29 per share; (ii) fair value of a share of common stock of $1.29; (iii) volatility of 55%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.483%; and (vi) estimated life of 3.5 years. The options are fully vested and lapse if unexercised on January 8, 2021.

(4) In March 2013, Dr. Richerson was awarded a 2012 long term incentive grant and a bonus award in the amount of $289,000 and $145,858, respectively. As payment of the grant and bonus award, an option to purchase 516,318 shares of common stock were issued on March 25, 2013. The number of shares to be issued pursuant to the long term incentive grant and bonus award was calculated based on the value determined using the Black Sholes option pricing model with the following assumptions: (i) exercise price of $1.98 per share; (ii) fair value of a share of common stock of $1.98; (iii) volatility of 593%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.485% and (vi) estimated life of 3.5 years. The options are fully vested and lapse if unexercised on March 25, 2020.

(5) On March 25, 2013, Ms. Barnabei was awarded a 2012 long term incentive grant and a bonus award in the amount of $90,000 and $31,500, respectively. As payment of the grant and bonus award, 144,260 options were issued on March 25, 2013. The number of options issued pursuant to the long term incentive grant and bonus award was calculated based on the value determined using the Black Sholes option pricing model with the following assumptions: (i) exercise price of $1.98 per share; (ii) fair value of a share of common stock of $1.98; (iii) volatility of 59.23%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.485%; and (vi) estimated life of 3.5 years. The options are fully vested and lapse if unexercised on March 25, 2020.

(6) Ms. Barnabei was awarded 200,000 common stock options on August 16, 2012. The options have an exercise price of $2.80 per share. The options vest as follows: 60,000 vested upon grant, 60,000 on the first anniversary, and 80,000 options shall vest upon her becoming a full time employee, if ever, provided such event occurs before August 16, 2014. In the event our vice president finance does not become a full time employee by such time, the 80,000 options shall automatically terminate. The options lapse if unexercised after seven years. The options have a grant date fair value of $256,670, determined using the Black-Scholes method based on the following assumptions: (1) risk free interest rate of 0.63%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 60%; and (4) an expected life of the options of 4 years.

(7) We received the resignation of Nancy Jean Barnabei as Vice President Finance, Treasurer and Principal Accounting Officer on May 6, 2013. Ms. Barnabei’s final day of employment occurred on June 30, 2013.

Outstanding Executive Equity Awards at Fiscal Year-End 2013

The following table sets forth information concerning stock options held on December 31, 2013, the last day of our 2013 fiscal year, for each named executive officer.

	Number of Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date

Craig Dionne, PhD	1,000,000	—	1.65	9/2/2016
Chief Executive Officer and	302,580	—	2.01	7/1/2018
Chief Financial Officer	344,813	—	2.21	1/2/2019
	70,342	—	2.21	1/2/2019
	418,951	—	2.18	3/25/2020
	142,443	—	2.18	3/25/2020

Russell Richerson, PhD	775,000	—	1.50	9/2/2016
Chief Operating Officer	256,790	—	1.83	7/1/2018
	292,927	—	2.01	1/2/2019
	46,576	—	2.01	1/2/2019
	343,137	—	1.98	3/25/2020
	173,181	—	1.98	3/25/2020

Nancy Jean Barnabei (1)	60,000	140,000	2.80	8/16/2019
Former Vice President Finance and	144,260	—	1.98	03/25/2020
Treasurer (Former Chief Accounting Officer)

(1) We received the resignation of Nancy Jean Barnabei as Vice President Finance, Treasurer and Principal Accounting Officer on May 6, 2013. Ms. Barnabei’s final day of employment occurred on June 30, 2013.

Employment Agreements and Change in Control

Craig Dionne

In connection with Dr. Dionne’s employment, we have entered into: (i) an employment agreement; (ii) a severance agreement; (iii) a proprietary information, inventions and competition agreement; and (iv) an indemnification agreement.

Employment Agreement

We employ Craig Dionne as our Chief Executive Officer pursuant to a 5 year written contract which commenced on September 2, 2009. As compensation for his services during 2013, Dr. Dionne received a base salary of $363,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Dr. Dionne is eligible to receive annual discretionary and long term incentive bonuses as determined by the board. For 2012 and 2013, Dr. Dionne’s target bonus levels for annual discretionary bonus and long term incentive bonuses are: (i) 50%, and (ii) 100%, of base salary, respectively. Notwithstanding, the Board has broad discretion to make awards in excess of executives established targets. The bonuses are payable in cash or non-cash compensation, or a combination thereof, at the discretion of the board. Dr. Dionne is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated. In the event that Dr. Dionne is terminated (not in connection with a change of control) without cause or if he resigns for good reason, he will be entitled to thirty-six (36) months of salary continuation (payable in monthly installments), thirty-six (36) months of continued medical insurance coverage for Dr. Dionne and his family at a cost no less favorable than the premium co-pay charged to active employees, the acceleration of outstanding equity awards and any accrued obligations. In the event that Dr. Dionne is terminated as a result of his disability, he will be entitled to twelve (12) months of salary continuation plus any accrued obligations. Any termination payments that may become due to Dr. Dionne are contingent upon his execution of a timely separation agreement in a form acceptable to us, which shall include a release of claims against us and his resignation from the board. As part of his employment agreement, Dr. Dionne was also granted options to purchase 1,000,000 shares of Common Stock with an exercise price of $1.65 per share and a term of seven years. The options were issued pursuant to our 2009 Plan and vested upon Dr. Dionne achieving certain milestones. As of December 31, 2013, all milestones had been reached and accordingly, all the options are vested.

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

Employment Agreement

Nancy Jean Barnabei was employed from August 16, 2012 until her resignation and last day of service to the Company on June 30, 2013. In connection with her resignation, we entered into an employment release agreement as described below. Notwithstanding the foregoing, during her tenure, her employment agreement was subject to the following; we employed Nancy Jean Barnabei as our Vice President Finance, Treasurer and Principal Accounting Officer pursuant to a 2 year written contract, which commenced on August 16, 2012 and ended June 30, 2013. As compensation for her services, Ms. Barnabei received a base salary of $144,000 per year and was required to devote no less than 24 hours per week to the business and affairs of the Company. In addition, Ms. Barnabei was eligible to receive annual discretionary and long term incentive bonuses as determined by the board. For 2012 and 2013, Ms. Barnabei’s target discretionary and long term incentive bonuses were: (i) 35% and (ii) 100% of base salary, respectively, of which she earned $54,000 in 2012 and $72,000 in 2013. The bonuses were payable in cash or non-cash compensation, or a combination thereof, at the sole discretion of the board. Ms. Barnabei was also entitled to receive certain payments and acceleration of outstanding equity awards in the event her employment is terminated. As part of her employment agreement, Ms. Barnabei was also granted options to purchase 200,000 shares of the Company’s common stock. The options have an exercise price of $2.80 per share and a term of seven (7) years. As of the date of her resignation 204,260 options had vested.

Employment Release Agreement

During June of 2013, in connection with Ms. Barnabei’s resignation as Vice President and Treasurer, we entered into a Release Agreement with Ms. Barnabei which provides for an extended amount of time to exercise any stock options vested as of June 30, 2013 from three months from the date of her final day of employment to the expiration date of each respective award, in exchange for Ms. Barnabei’s general release of claims against the Company, if any.

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

Potential Payments Upon Termination or Change- in-Control

The following table sets forth the payments that would be made to our named executive officers if his employment in accordance with his employment agreement had been terminated by us without cause, termination as a result of disability on December 31, 2013 or in the event a change in control of our Company occurred on December 31, 2013, as applicable.

	Terminated
	without	Terminated,	Termination as a
Name	cause	change of control	result of Disability
Craig Dionne, PhD
Salary	$1,089,000	$1,089,000	$363,000
Bonus (1)	544,500	544,500	—
Health	93,600	93,600	—
Total:	$1,727,100	$1,727,100	$363,000

Russell Richerson, PhD
Salary	463,845	$—	$309,230
Bonus (1)	417,461	—	—
Health	27,900	—	—
Total:	$909,206	$—	$309,230

(1)	Assumes all annual bonus milestones have been attained prior to termination.

Director Compensation

	Fees					Non-Qualified
	Earned					Deferred
	or Paid in	Stock	Option		Non-Equity Incentive	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)		Plan Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Peter E. Grebow, PhD	38,742	—	26,410	(1)	—	—	—	65,152

Bo Jesper Hansen	40,468	—	22,504	(2)	—	—	—	62,972

Scott Ogilvie	37,782	—	26,098	(3)	—	—	—	63,880

(1)	Options were granted at fair market value on May 24, 2013 at $0.70 per share. Options vest quarterly over a one-year period.

(2)	Options were granted at fair market value on August 13, 2013 at $0.59 per share. Options vest quarterly over a one-year period.

(3)	Options were granted at fair market value on March 1, 2013 at $0.69 per share. Options vest quarterly over a one-year period.

Director Compensation Plan

Pursuant to the terms of our non-executive director compensation policy, non-employee directors are entitled to the following compensation for service on our Board:

Inducement/First Year Grant. Upon joining the Board, the board member receives options to purchase 50,000 shares of our common stock.  The options vest as follows:  (i) 25,000 immediately upon appointment to the Board; and (ii) 25,000 quarterly over the following 12 months.

Annual Grant. Subject to the shareholder’s rights to elect any individual director, starting on the first year anniversary of service, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 25,000 shares of common stock.  The annual grants vest quarterly during the grant year.

Committee and Committee Chairperson Grant. Each director will receive options to purchase an additional 4,000 shares of common stock for each committee on which he or she serves. Chairpersons of each committee will receive options to purchase an additional 1,000 share of common stock.  The committee grants vest quarterly during the grant year.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 21, 2014, information regarding beneficial ownership of our capital stock by:

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

			Common Stock
			Shares
			Underlying
			Convertible		Percent of
Name and Address of Beneficial Owner(1)	Shares		Securities (2)	Total	Class (2)
Directors and named Executive Officers
Craig Dionne, PhD	2,464,749	(6)	3,678,848	6,143,597	19.9%
Russell B. Richerson, PhD	942,392		2,699,570	3,641,962	12.2%
Bo Jesper Hansen, MD, PhD	—		158,000	158,000	*
Scott Ogilvie	—		269,000	269,000	*
Peter E. Grebow, PhD	—		82,000	82,000	*

All directors and executive officers as a group (5 persons)	3,407,141		6,896,918	10,304,059	30.2%

Beneficial Owners of 5% or more
John T. Isaacs, PhD(3)	1,271,528		125,000	1,396,528	5.1%
Samuel R. Denmeade, MD(4)	1,271,528		125,000	1,396,528	5.1%
Kihong Kwon, MD(5)	3,419,650		—	3,399,500	12.5%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is GenSpera, Inc., 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 27,252,966 shares of common stock issued and outstanding as of February 21, 2014.

(3)	13638 Poplar Hill Road, Phoenix, MD 21131

(4)	5112 Little Creek Drive, Ellicott City, MD 21043

(5)	1015 E. Chapman, Suite 201, Fullerton, CA 92831. Does not include 1,804,455 warrants or convertible securities subject to exercise conditions based on percentage ownership.

(6)	Includes 713,533 shares owned by Craig A. Dionne & Bonnie Camille Dionne TTEES The Dionne Annuity Trust of 2011 and 79,351 shares owned by Craig A. Dionne & Bonnie Camille Dionne TTEES The Dionne Annuity Trust of 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

•	On March 1, 2012 we granted Scott V. Ogilvie, one of our outside directors, options to purchase 39,000 shares of common stock. The options were granted pursuant to our director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $2.95 per share. The options vest quarterly and have a term of five years.

•	On May 24, 2012, upon joining the board, we granted Peter E. Grebow, PhD, options to purchase 63,000 shares of common stock. The options were granted pursuant to our director compensation plan as compensation for Peter E. Grebow, PhD’s service on our board and related committees. The options have an exercise price of $2.69 per share and a term of five years. Of the options granted, 25,000 vest immediately with the balance vest in equal installments quarterly beginning on August 24, 2012. Additionally, we entered into our standard indemnification agreement, as well as an independent director agreement with Peter E. Grebow, PhD.

•	On August 13, 2012, we granted Bo Jesper Hansen, M.D., one of our outside directors, options to purchase 38,000 shares of common stock. The options were granted pursuant to our director compensation plan as compensation for Dr. Hansen’s service on our board and related committees. The options have an exercise price of $2.85 per share. The options vest on the following schedule: 9,500 immediately and the rest vest in equal quarterly installments beginning on November 13, 2012, and lapse if unexercised on August 13, 2017.

•	On August 16, 2012, we issued Nancy Jean Barnabei, our former Vice President Finance and Treasurer, options to purchase 200,000 common shares pursuant to the terms of her employment agreement. The options have a term of seven years, an exercise price of $2.80 and vest, provide she continues to provide us services, as follows: (i) 60,000 options vest upon grant, (ii) 60,000 options vest on August 16, 2013, and (iii) 80,000 options vest upon Ms. Barnabei becoming a full time employee provided such event occurs on or before August 16, 2014. The options shall be granted from our 2007 Equity Compensation Plan and subject to all terms and conditions thereunder.

•	During our December 2012 through March 2013 offering, Kihong Kwon, MD (including related and/or affiliated entities), purchased 70,914 units on the same terms and conditions as the other investors in the offering. The price per unit was $2.20. On March 22, 2013, we issued Dr. Kwon (or his related and affiliated entities) 17,076 additional units in connection with the adjustment to the per unit price. Each unit consists of: (i) one (1) share of the common stock, par value $0.0001, and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holders to purchase common stock at a price per share of $3.00. In the event the shares underlying the warrants are not subject to a registration statement, the warrants may be exercised on a cashless basis after 12 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. The warrants do not contain any price protection provisions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.

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

•	On February 12, 2013, we granted each of Drs. Isaacs and Denmeade, in their respective capacities as our Scientific Advisors, common stock purchase options to purchase 20,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $1.95 per share. The options vest quarterly beginning on March 31, 2013 and lapse if unexercised on February 12, 2018.

•	On March 1, 2013 we granted Scott V. Ogilvie, one of our outside directors, options to purchase 38,000 shares of common stock. The options were granted pursuant to our director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $1.90 per share. The options vest quarterly and have a term of five years.

•	On March 25, 2013, we issued Dr. Dionne, or CEO, options to purchase an aggregate of 561,394 in connection with his 2012 long term and annual bonus. The options have a term of seven years, an exercise price of $2.18 and are fully vested on the grant date.

•	On March 25, 2013, we issued Dr. Richerson, or COO, options to purchase an aggregate of 516,318 in connection with his 2012 long term and annual bonus. The options have a term of seven years, an exercise price of $1.98 and are fully vested on the grant date.

•	On May 24, 2013, we granted Peter E. Grebow, PhD, one of our outside directors, options to purchase 38,000 shares of common stock. The options were granted pursuant to our director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $1.95 per share. The options vest quarterly and have a term of five years.

•	During June of 2013, in connection with Ms. Barnabei’s resignation as Vice President and Treasurer, we entered into a Release Agreement with Ms. Barnabei which provides for an extended amount of time to exercise any stock options vested as of June 30, 2013 from three months from the date of her final day of employment to the expiration date of each respective award, in exchange for Ms. Barnabei’s general release of claims against the Company, if any.

•	On January 7, 2014, we granted each of Drs. Isaacs and Denmeade, in their respective capacities as our Scientific Advisors, common stock purchase options to purchase 20,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $1.29 per share. The options vest quarterly beginning on March 31, 2014 and lapse if unexercised on January 7, 2019.

•	On January 8, 2014, we issued Dr. Dionne, or CEO, options to purchase an aggregate of 1,136,943 in connection with his 2013 long term and annual bonus. The options have a term of seven years, an exercise price of $1.42 and are fully vested on the grant date.

•	On January 8, 2014, we issued Dr. Richerson, or COO, options to purchase an aggregate of 811,959 in connection with his 2013 long term and annual bonus. The options have a term of seven years, an exercise price of $1.29 and are fully vested on the grant date.

•	As of February 21, 2014, we have 3 promissory notes payable to Dr. Dionne. Each note accrues interest at 4.2% per annum. The loans were originally made in order to provide us with working capital. The aggregate balance of the notes is $105,000 in principal and $24,406 in accrued interest. The notes and accrued interest are convertible into 256,613 shares of common stock at a price of $0.50 per share.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2013 and 2012 fiscal years:

Type of Fees	2013	2012

Audit Fees
Liggett, Vogt & Webb, P.A.	$50,500	$32,000
RBSM, LLP	–	49,746
Audit Related Fees
Liggett, Vogt & Webb, P.A.	2,000	–
RBSM, LLP	22,000	51,100
Tax Fees	4,500	4,500
All Other Fees	–	–
Total Fees	$79,000	$137,346

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2013 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Neither of the firms which we engaged during 2013 provided any services, other than those listed above.

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

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor;

•	and were made only as of specified dates contained in the agreements and are subject to later developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: February 28, 2014	/s/ Craig Dionne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Dionne	Chief Executive Officer, Chief Financial Officer and	February 28, 2014
Craig Dionne	Director (Principal Executive Officer and Principal financial and accounting officer)

/s/ Peter E. Grebow, PhD	Director	February 28, 2014
Peter E. Grebow, PhD

/s/ Bo Jesper Hansen MD PhD	Director	February 28, 2014
Bo Jesper Hansen MD PhD

/s/ Scott Ogilvie	Director	February 28, 2014
Scott Ogilvie

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

Information with regard to proxy materials sent to the Registrant’s security holders has been supplementally provided to the SEC.

GENSPERA, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Liggett, Vogt & Webb, P.A., Independent Registered Public Accounting Firm	F–1

Report of RBSM LLP, Independent Registered Public Accounting Firm	F–2

Balance Sheets	F–3

Statements of Losses	F–4

Statements of Stockholders’ (Deficit) Equity	F–5

Statements of Cash Flows	F–9

Notes to Financial Statements	F–10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GenSpera Inc.
San Antonio, TX

We have audited the accompanying balance sheets of GenSpera Inc., a development stage company, as of December 31, 2013 and 2012, and the related statements of losses, statement of stockholders' (deficit) equity, and cash flows for each of the years ended December 31, 2013 and 2012. We have also audited the amounts presented for the period January 1, 2012 to December 31, 2013, included in the statements of stockholders’ (deficit) equity and in the total amounts presented in the statements of losses and cash flows for the period from November 21, 2003 (date of inception) to December 31, 2013. We did not audit the period November 21, 2003 (date of inception) to December 31, 2011. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for that period is based solely on the report of other auditors. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenSpera Inc., a development stage company, at December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years ended December 31, 2013 and 2012 and the period November 21, 2003 (date of inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $32.4 million as of December 31, 2013, and will require additional cash to fund and continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A.

February 26, 2014
New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GenSpera Inc.
San Antonio, TX

We have audited the accompanying statements of losses, statement of stockholders’ equity, and cash flows for the period November 21, 2003 (date of inception) through December 31, 2011 of GenSpera Inc., a development stage company. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and  cash flows for the period November 21, 2003 (date of inception) through December 31, 2011 of GenSpera Inc., a development stage company, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
RBSM LLP
New York, New York
March 6, 2012

GENSPERA, INC.
(A Development Stage Company)
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$3,587	$2,345
Prepaid expenses	163	77
Total current assets	3,750	2,422
Office equipment, net of accumulated depreciation of $16 and $10	14	12
Intangible assets, net of accumulated amortization of $94 and $77	118	136
Other assets	3	3
Total assets	$3,885	$2,573

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$1,270	$728
Accrued expenses	1,250	1,292
Warrant derivative – short-term	–	1,176
Convertible notes – stockholder	105	105
Total current liabilities	2,625	3,301
Total liabilities	2,625	3,301

Commitments and contingencies (Note 8)

Stockholders' (deficit) equity:
Preferred stock, par value $.0001 per share; 30,000,000 shares authorized, none issued and outstanding	–	–
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 27,252,966 and 22,298,424 shares issued and outstanding, respectively	3	2
Additional paid-in capital	33,642	26,353
Deficit accumulated during the development-stage	(32,385)	(27,083)

Total stockholders' (deficit) equity	1,260	(728)

Total liabilities and stockholders' (deficit) equity	$3,885	$2,573

See accompanying notes to audited financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2013
(in thousands, except share and per share data)

			Cumulative Period
			from November 21, 2003
	For the Year Ended December 31,		(date of inception) to
	2013	2012	December 31, 2013

Operating expenses:
General and administrative	$3,662	$3,953	$15,765
Research and development	2,733	2,922	16,712
Research and development grant received	–	–	(489)

Total operating expenses	6,395	6,875	31,988

Loss from operations	(6,395)	(6,875)	(31,988)

Other income (expense):
Financing cost	–	–	(519)
(Loss) gain on change in fair value of warrant derivative liability	1,096	(50)	86
Interest (expense) income, net	(3)	5	36

Loss before provision for income taxes	(5,302)	(6,920)	(32,385)

Provision for income taxes	–	–	–

Net loss	$(5,302)	$(6,920)	$(32,385)

Net loss per common share, basic and diluted	$(0.21)	$(0.32)

Weighted average shares outstanding	24,816,481	21,805,211

See accompanying notes to audited financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2013
(in thousands, except share and per share data)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Balance, November 21, 2003	–	$–	$–	$–	$–	$–

Sale of common stock to founders at $0.0001 per share in November, 2003	6,100,000	1	(1)	–	–	–

Contributed services	–	–	120	–	–	120

Net loss	–	–	–	–	(125)	(125)

Balance, December 31, 2003	6,100,000	1	119	–	(125)	(5)

Contributed services	–	–	193	–	–	193

Stock-based compensation	–	–	24	–	–	24

Net loss	–	–	–	–	(254)	(254)

Balance, December 31, 2004	6,100,000	1	336	–	(379)	(42)

Contributed services	–	–	48	–	–	48

Stock-based compensation	–	–	24	–	–	24

Net loss	–	–	–	–	(127)	(127)

Balance, December 31, 2005	6,100,000	1	408	–	(506)	(97)

Contributed services	–	–	144	–	–	144

Stock-based compensation	–	–	42	–	–	42

Net loss	–	–	–	–	(245)	(245)

Balance, December 31, 2006	6,100,000	1	594	–	(751)	(156)

Sale of common stock at $0.50 per share	1,300,000	–	650	–	–	650

Shares issued for services	735,000	–	367	–	–	367

Contributed services	–	–	220	–	–	220

Stock-based compensation	–	–	24	–	–	24

Exercise of options	900,000	–	3	–	–	3

Net loss	–	–	–	–	(691)	(691)

Balance, December 31, 2007	9,035,000	1	1,858	–	(1,442)	417

GENSPERA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2013
(in thousands, except share and per share data)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Exercise of options	1,000,000	–	500	–	–	500

Sale of common stock and warrants at $1.00 per share	2,320,000	–	2,320	–	–	2,320

Cost of sale of common stock and warrants	–	–	(206)	–	–	(206)

Shares issued for accrued interest	31,718	–	16	–	–	16

Shares issued for services	100,000	–	50	–	–	50

Stock-based compensation	–	–	314	–	–	314

Contributed services	–	–	50	–	–	50

Beneficial conversion feature of convertible debt	–	–	20	–	–	20

Net loss	–	–	–	–	(3,326)	(3,326)

Balance, December 31, 2008	12,486,718	1	4,922	–	(4,768)	155

Cumulative effect of change in accounting principle	–	–	(444)	–	(290)	(734)

Warrants issued for extension of debt maturities	–	–	52	–	–	52

Stock-based compensation	–	–	1,531	–	–	1,531

Common stock issued for services	86,875	–	104	–	–	104

Sale of common stock and warrants at $1.50 per share	2,665,354	1	3,797	–	–	3,798

Common stock and warrants issued as payment of placement fees	53,334	–	–	–	–	–

Common stock and warrants issued upon conversion of note and accrued interest	174,165	–	174	–	–	174

Net loss	–	–	–	–	(5,134)	(5,134)

Balance, December 31, 2009	15,466,446	2	10,136	–	(10,192)	(54)

GENSPERA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2013
(in thousands, except share and per share data)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Stock-based compensation	–	–	1,165	–	–	1,165

Sale of common stock and warrants at $1.65 per share	533,407	–	806	–	–	806

Sale of common stock and warrants at $2.00 per share	1,347,500	–	2,656	–	–	2,656

Common stock and warrants issued as payment of placement fees	43,632	–	–	–	–	–

Common stock issued as payment for patents and license	20,000	–	47	–	–	47

Common stock and warrants subscribed	–	–	–	612	–	612

Salaries paid with common stock	43,479	–	100	–	–	100

Exercise of options and warrants	150,001	–	125	–	–	125

Reclassification of derivative liability upon exercise of warrants	–	–	86	–	–	86

Net loss	–	–	–	–	(4,257)	(4,257)

Balance, December 31, 2010	17,604,465	2	15,121	612	(14,449)	1,286

Stock-based compensation	–	–	1,290	–	–	1,290

Sale of common stock and warrants at $1.80 per share	2,241,605	–	4,035	(612)	–	3,423

Sale of common stock and warrants at $1.65 per share	1,363,622	–	2,250	–	–	2,250

Common stock and warrants issued as payment of placement fees	61,498	–	–	–	–	–

Common stock and warrants issued as payment of accrued consulting fees	33,334	–	60	–	–	60

Common stock and warrants issued as payment of consulting fees	152,895	–	533	–	–	533

Cost of sales of common stock and warrants	–	–	(74)	–	–	(74)
Net loss	–	–	–	–	(5,714)	(5,714)

Balance, December 31, 2011	21,457,419	$2	$23,215	$–	$(20,163)	$3,054

GENSPERA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2013
(in thousands, except share and per share data)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Stock-based compensation	–	–	513	–	–	513

Common stock and warrants issued as payment of consulting fees	–	–	674	–	–	674

Exercise of options and warrants	544,639	–	691	–	–	691

Reclassification of derivative liability upon exercise of warrants	–	–	608	–	–	608

Sale of common stock and warrants at $2.20 per share	296,366	–	652	–	–	652

Net loss	–	–	–	–	(6,920)	(6,920)

Balance, December 31, 2012	22,298,424	$2	$26,353	$–	$(27,083)	$(728)

Stock-based compensation	–	–	1,254	–	–	1,254

Exercise of warrants	863,392	–	404	–	–	404

Reclassification of derivative liability upon exercise of warrants	–	–	80	–	–	80

Sale of common stock and warrants at $1.773 per share	757,794	–	1,217	–	–	1,217

Sale of common stock and warrants at $1.50 per share	3,333,356	1	4,999	–	–	5,000

Issuance cost of sales of common stock and warrants	–	–	(665)	–	–	(665)

Net loss	–	–	–	–	(5,302)	(5,302)

Balance, December 31, 2013	27,252,966	$3	$33,642	$–	$(32,385)	$1,260

See accompanying notes to audited financial statements.

GENSPERA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2003) TO DECEMBER 31, 2013
(in thousands, except share and per share data)

			Cumulative Period from
			November 21, 2003,
	December 31,		(date of inception) to
	2013	2012	December 31, 2013
Cash flows from operating activities:
Net loss	$(5,302)	$(6,920)	$(32,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	21	111
Stock-based compensation	1,254	513	7,335
Common stock issued for acquisition of license	–	–	29
Warrants issued for financing costs	–	–	468
Change in fair value of derivative liability	(1,096)	50	(86)
Contributed services	–	–	774
Amortization of debt discount	–	–	21
Increase in operating assets:
Prepaid expenses	(86)	(77)	(163)
Other assets	–	(3)	(3)
Increase in operating liabilities:
Accounts payable and accrued expenses	500	1,895	3,280
Cash used in operating activities	(4,707)	(4,521)	(20,619)

Cash flows from investing activities:
Acquisition of office equipment	(8)	(7)	(31)
Acquisition of intangibles	–	–	(194)
Cash used in investing activities	(8)	(7)	(225)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	6,217	652	23,844
Proceeds from exercise of warrants	405	691	1,221
Cost of common stock and warrants sold	(665)	–	(739)
Proceeds from convertible notes – stockholder	–	–	155
Repayments of convertible notes – stockholder	–	–	(50)
Cash provided by financing activities	5,957	1,343	24,431

Net increase (decrease) in cash	1,242	(3,185)	3,587
Cash, beginning of period	2,345	5,530	–
Cash, end of period	$3,587	$2,345	$3,587

See accompanying notes to audited financial statements.

GENSPERA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND FOR THE PERIOD FROM NOVEMBER 21, 2003
(INCEPTION) TO DECEMBER 31, 2013

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

Our primary focus at the present time is the clinical development of our lead compound, G-202, a novel therapeutic agent with a unique mechanism of action. We have completed a Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of G-202, in which we treated a total of 44 patients (includes Phase Ia and Ib), including two patients with hepatocellular carcinoma (HCC), or liver cancer, who experienced prolonged stabilization of disease up to eleven months after initiation of treatment. We are also conducting a Phase II clinical trial of G-202 in patients with liver cancer. This trial is being conducted at multiple sites in the U.S. and requires seventeen evaluable patients for anticipated statistical analyses. As of February 24, 2014, sixteen patients have been treated, of which the majority of the patients treated are considered to be evaluable.

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

We have incurred losses since inception and have a deficit accumulated during the development stage of $32.4 million as of December 31, 2013. We anticipate incurring additional losses for the foreseeable future and until such time, if ever, that we can generate significant sales of our therapeutic product candidates currently in development or enter into cash flow positive business development transactions.

Development Stage Risks

We are a development stage entity. To date, we have generated no sales revenues, have incurred losses and expect to incur significant additional losses as we proceed with our Phase II clinical studies. Consequently, our operations are subject to all the risks inherent in the establishment of a pre-revenue business enterprise as well as those risks associated with a company engaged in research and development of novel pharmaceutical compounds.

Our cash and cash equivalents balance at December 31, 2013 was $3.6 million, representing 92% of total assets. Based upon our current expected level of operating expenditures, we expect to able to fund operations for the next nine to twelve months from our year end. We will require additional cash to fund and continue operations beyond that point. This period could be shortened if there are any unanticipated significant increases in planned spending on development programs or other unforeseen events. We need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that financing will be available to continue our operations or if available, on terms acceptable to us.

In the event financing is not obtained, the Company could pursue cost cutting measures as well as explore the sale or licensing of selected assets in order to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate development programs, these events could have a material adverse effect on our business, future prospects, results of operations and financial condition. These factors raise significant doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 3 – Summary of Critical Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Significant estimates include the fair value of derivative instruments, stock-based compensation, recognition of clinical trial costs and other accrued liabilities. Actual results may differ from those estimates.

Research and Development

Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

We incurred research and development expenses of $2.7 million, $2.9 million and $16.7 million for the years ended December 31, 2013 and 2012, and from November 21, 2003 (inception) through December 31, 2013, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and cash equivalents were $3.6 million and $2.3 million at December 31, 2013 and 2012, respectively.

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

Depreciation expense was approximately $6,000 and $4,000 for the years ended December 31, 2013 and 2012, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2013 and 2012, as they would be anti-dilutive:

	Year Ended December 31,
	2013	2012
Shares underlying options outstanding	6,050,623	4,674,628
Shares underlying warrants outstanding	10,216,597	8,513,984
Shares underlying convertible notes outstanding	261,519	252,698
	16,528,739	13,441,310

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

Fair Value Measurements

The U.S. GAAP Valuation Hierarchy establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company previously had recorded a warrant derivative liability for warrants with anti-dilution provisions, which all the respective warrants were either exercised or expired as of December 31, 2013. The table below summarizes the fair values of our financial liabilities as of December 31, 2012 (in thousands):

	Fair Value at
	December 31,	Fair Value Measurement Using
	2012	Level 1	Level 2	Level 3

Warrant derivative liability	$1,176	$—	$—	$1,176

The reconciliation of the warrant derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	2013	2012
Balance at beginning of year	$1,176	$1,734
Loss (gain) on change in fair value of warrant liability	(1,096)	50
Reclassification to equity upon exercise of warrants	(80)	(608)
Balance at end of year	$—	$1,176

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year Ended December 31,
	2013	2012
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	$999	$674
Derivative liability reclassified to equity upon exercise of warrants	80	608

There was no cash paid for interest and income taxes for the years ended December 31, 2013 and 2012.

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

Amortization expense recorded during the years ended December 31, 2013 and 2012 was approximately $17,000 for both years. Amortization expense is estimated to be approximately $17,000 for each one of the next five fiscal years.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accrued compensation and benefits	$1,040	$958
Accrued research and development	82	100
Accrued other	128	234
Total accrued expenses	$1,250	$1,292

NOTE 7 – CONVERTIBLE NOTES PAYABLE

We have issued convertible notes to our chief executive officer pursuant to which we borrowed an aggregate of $0.2 million, with $0.1 million principal balance outstanding at December 31, 2013. The notes bear an interest rate of 4.2% and matured at various dates through December 6, 2011. Accrued interest at December 31, 2013 and December 31, 2012 was approximately $26,000 and $21,000, respectively. As of December 31, 2013, our chief executive officer has not demanded the payment of the outstanding principal and accrued interest. Accordingly, we consider these amounts due on demand. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate offices under an operating lease that expires on October 14, 2015.  Rent expense for office space amounted to approximately $55,000 and $26,000 for the years ended December 31, 2013 and 2012, respectively. The following table summarizes future minimum lease payments as of December 31, 2013 (in thousands):

2014	$56
2015	45
Thereafter	–
Total minimum lease payments	$101

Employment Agreements

We employ our Chief Executive Officer and Chief Operating Officer pursuant to written employment agreements. The employment agreements contain severance provisions and indemnification clauses.  The indemnification agreement provides for the indemnification and defense of the executive officers, in the event of litigation, to the fullest extent permitted by law. As part of the agreements, the executives potentially shall be entitled to the following (in thousands):

	Chief	Chief
	Executive	Operating
	Officer	Officer
Terminated without cause	$1,727	$909
Terminated, change of control without good reason	1,727	—
Terminated for cause, death, disability and by executive without good reason	363	309

Legal Matters

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka (“Mhaka”) in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.). In that complaint, GenSpera, as the licensee of the inventions described and claimed in the U.S. Patent No. 7,468,354 (“the ‘354 patent”) and U.S. Patent No. 7,767,648 (“the ‘648 patent”), sought a declaratory judgment that Mhaka (a former doctoral student at Johns Hopkins University) should not be added to either the ‘354 patent or the ‘648 patent as an inventor.   On April 2, 2012, Mhaka filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent pursuant to 35 U.S.C. sec. 256. Between April 26, 2012 and October 1, 2012, the parties conducted fact discovery. Between October 1, 2012 and December 1, 2012, the parties conducted limited expert discovery. On November 1, 2012, Mhaka filed a separate complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). In the complaint, Mhaka alleged that the defendants are liable under various state law tort theories for the same alleged conduct that formed the basis for her prior inventorship claim. In her prayer for relief, Mhaka sought unspecified damages from the defendants but did not seek to alter the inventorship or ownership of the ‘354 patent or ‘648 patent. On November 8, 2012, the defendants removed this second action to the United States District Court for the District of Maryland, and on November 16, 2012, the defendants moved to dismiss all claims in the complaint, asserting (among other things) that the claims were preempted by federal patent law.

On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the defendants’ motion to dismiss in the second case. On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case. In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256. Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action.  On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. Fact discovery was completed on December 13, 2013, and expert discovery is to be completed by February 28, 2014.  On January 2, 2014, Drs. Isaacs and Denmeade moved for summary judgment on the grounds that Mhaka’s claims are barred by the applicable statute of limitations, and GenSpera joined in the motion. The briefing on that motion is now complete.  Any remaining motions for summary judgment are to be filed by April 15, 2014. Further scheduling, as appropriate, is to be set after resolution of summary judgment motions.

NOTE 9 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

During the year ended December 31, 2013, 325,670 warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $404,000, and one million warrants were exercised on a cashless basis into 537,722 common shares.

During the year ended December 31, 2012, 544,639 options and warrants were exercised into an equivalent number of common shares. We received proceeds of $691,000 from the exercise of the options and warrants, and 78,333 warrants were exercised on a cashless basis into 37,301 common shares.

Equity Financing

August 2013 Offering

In August of 2013, we sold an aggregate of $5,000,032, or 3,333,356 units, to accredited and institutional investors. The price per unit was $1.50, with each unit consisting of (i) one share of the Company’s common stock and (ii) one common stock purchase warrant. The warrants have a term of five years and entitle the holder to purchase the Company’s common stock at a price per share of $1.75. In the event that the shares underlying the warrants are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. Additionally, the warrants contain limitations on the holder’s ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ prior notice to the Company.

In connection with the offering, we also paid commissions equal to 8% of gross proceeds, for an aggregate commission of $400,003, and a non-accountable expense allowance equal to 2% of the gross proceeds, or $100,001 to the placement agent. The placement agent also received common stock purchase warrants to purchase such number of shares equal to 8% of the shares sold in the offering to investors, or 266,668 placement agent warrants with substantially the same terms as the warrants. Additionally, the placement agent was also reimbursed for its legal and due diligence costs in an amount not greater than $35,000. The placement agent will also receive (i) a cash fee of 4% of gross proceeds received from the exercise of the warrants, and (ii) additional transaction fees equal to 8% of gross proceeds and 8% warrant coverage for any future investment by one of the investors in the Company for a period of 12 months following the closing of the offering.

In connection with the offering, investors received certain registration rights. Pursuant to the registration rights, the Company agreed to file a registration statement with the SEC within 45 days from the closing to register the resale of the common shares and common shares underlying the warrants. The Company also agreed to have the registration statement declared effective within 120 days from the filing date. The Company agreed to keep the registration statement continuously effective until the earlier to occur of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the investors, as partial liquidated damages, a fee of 1.5% of each investor’s subscription amount per month in cash or shares of the Company’s common stock, at the discretion of the Company, upon the occurrence of certain events, including our failure to file and / or failure to have the registration statement declared effective within the time provided. The Company has satisfied the filing deadline and effectiveness condition.

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

NOTE 10 – STOCK OPTIONS

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

As of December 31, 2013, our 2009 Plan authorized up to 6,000,000 shares of common stock to be reserved for issuance upon exercise of stock options or other stock-based awards, and the Company has awarded 2,996,972 stock options, and 3,003,028 shares of common stock were available for future grants under the 2009 Plan. All option awards granted under the 2009 Plan are fully vested.

Our 2007 Plan authorizes up to 6,000,000 shares of common stock to be reserved for the issuance upon exercise of stock options or other stock-based awards, subject to an annual award limitation of 1,500,000 shares. Under the 2007 Plan, vesting schedules for stock options vary, but generally vest for a period of not more than five years and at a rate of not less than 20% per year. The maximum term of an option granted under the 2007 Plan is ten years. As of December 31, 2013, the Company has awarded 3,363,651 stock options, and 2,776,349 shares of common stock were available for future grants under the 2007 Plan.

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of losses for the year ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Stock-based compensation expense for employees and non-employee directors	$1,140	$322
Equity awards for nonemployees issued for services	114	191
Total stock-based compensation expense	$1,254	$513

The following table summarizes stock option activity under the Plans:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Number of	exercise	contractual term	value (in
	shares	price	(in years)	thousands)
Outstanding at December 31, 2011	3,646,870	$1.60
Granted	1,097,758	$2.33
Exercised	(70,000)	$0.50
Forfeited	—	—

Outstanding at December 31, 2012	4,674,628	$1.79
Granted	1,515,995	$2.02
Exercised	–	$–
Forfeited	(140,000)	$2.80
Outstanding at December 31, 2013	6,050,623	$1.82	4.0	$272

Exercisable at December 31, 2013	5,952,726	$1.83	4.0	$269

As of December 31, 2013, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options which vest over time.  That cost is expected to be recognized over a weighted-average period of 0.5 years. As of December 31, 2013, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options.

During 2013 and 2012, the Company issued options to purchase 1,335,972 and 1,094,658 shares of common stock, respectively, to employees, and non-employee directors under the Plans.  The per share weighted-average fair value of the options granted to employees and non-employee directors during 2013 and 2012 was estimated at $0.84 and $0.99, respectively, on the date of grant.

During 2013 and 2012, the Company issued options to purchase 180,023 and 3,100 shares of common stock, respectively, to consultants under the Plan. The per-share weighted-average fair value of the options granted to consultants during 2013 and 2012 was estimated at $0.75 and $1.27, respectively, on the date of grant.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Volatility	58.8%	71.9%
Expected term (years)	3.7	2.8
Risk-free interest rate	0.6%	0.3%
Dividend yield	None	None

No options were exercised during the year ended December 31, 2013.  During the year ended December 31, 2012, 70,000 options were exercised into an equivalent number of common shares. We received proceeds of $35,000 from the exercise of the options.

NOTE 11 – WARRANTS AND DERIVATIVE WARRANT LIABILITY

We account for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Common stock warrants are accounted for as derivative liabilities if the stock warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price.  We classify derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant. Transactions involving our equity-classified and liability-classified stock warrants are summarized as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Number of	exercise	contractual term	value (in
	shares	price	(in years)	thousands)

Outstanding at December 31, 2011	8,715,289	$2.39
Granted	314,366	$2.97
Exercised	(515,671)	$1.52
Forfeited	—	—

Outstanding at December 31, 2012	8,513,984	$2.47
Granted	4,376,228	$1.97
Exercised	(1,325,670)	$1.06
Forfeited	(1,347,945)	$1.52
Outstanding at December 31, 2013	10,216,597	$2.56	2.9	$48.0

Exercisable at December 31, 2013	10,216,597	$2.56	2.9	$48.0

During the year ended December 31, 2013, 325,670 warrants were exercised into an equivalent number of common shares for which we received approximately $404,000 in proceeds, and 1,000,000 warrants were exercised on a cashless basis into 537,722 common shares. During the year ended December 31, 2012, 515,671 warrants were exercised into an equivalent number of common shares. We received proceeds of $0.7 million from the exercise of the options.

The following table summarizes outstanding warrants to purchase common stock as of December 31, 2013:

		Weighted
		Average
	Number of	Exercise
	shares	price	Expiration
Equity–classified warrants
Issued to consultants	1,128,759	$2.28	February 2014 through January 2018
Issued pursuant to 2009 financings	1,455,516	$3.00	February 2014 through September 2014
Issued pursuant to 2010 financings	1,022,943	$3.38	January 2015 through May 2015
Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
Issued pursuant to 2013 financings	4,376,228	$1.97	December 2017 through August 2023
	10,216,597

Equity-classified Warrants

During 2013, the Company did not issue any warrants to consultants to purchase shares of common stock. During 2012, the Company issued warrants to consultants to purchase 18,000 at a weighted-average fair value of $1.31 per share on the date of grant. Total stock-based compensation expense recognized for warrants issued to consultants using the straight-line method in the statement of losses for the year ended December 31, 2013 and 2012 was $2,000 and $14,000, respectively.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the equity-classified warrants issued for services for the year ended December 31, 2012:

Volatility	60.3%
Expected term (years)	4.7
Risk-free interest rate	0.7%
Dividend yield	None

During the first three months of 2013, in connection with multiple closings of the December 2012 offering, the Company issued an aggregate of 776,204 common stock purchase warrants, including: 686,420 pursuant to closings in January 2013 and March 2013; 18,410 to the placement agent; and 71,374 additional warrants issued to investors that participated in the December 2012 closing. All warrants were issued with an exercise price of $ 3.00 per share. In connection with our August 2013 offering, the Company issued an aggregate of 3,600,024 common stock purchase warrants, including: 3,333,356 issued to investors, and 266,668 to the placement agents. All warrants were issued with an exercise price of $ 1.75 per share. During the first three months of 2013, in connection with multiple closings of the December 2012 offering, the Company issued an aggregate of 776,204 common stock purchase warrants, including: 686,420 pursuant to closings in January 2013 and March 2013; 18,410 to the placement agent; and 71,374 additional warrants issued to investors that participated in the December 2012 closing. All warrants were issued with an exercise price of $ 3.00 per share. In connection with our August 2013 offering, the Company issued an aggregate of 3,600,024 common stock purchase warrants, including: 3,333,356 issued to investors, and 266,668 to the placement agents. All warrants were issued with an exercise price of $ 1.75 per share.

Liability-classified Warrants

The Company has assessed its outstanding equity-linked financial instruments and has concluded that certain of its common stock purchase warrants are subject to derivative accounting, as a result of certain anti-dilution provisions contained in the warrants. The fair value of these warrants was classified as a liability in the financial statements with the change in fair value during the periods presented recorded in the statement of operations. At December 31, 2013, all outstanding liability-classified warrants were either exercised or had expired.

The following table summarizes the calculated aggregate fair values for the warrant derivative liability using the Black-Scholes method based on the following assumptions (in thousands):

Fair value as of
December 31,
2012

Calculated aggregate value	$1,176
Exercise price per share of warrant	$1.50
Closing price per share of common stock	$2.20
Volatility	54.0%
Expected term (years)	0.5
Risk-free interest rate	0.11%
Dividend yield	0%

We have recorded a gain of $1.1 million and a loss of $1.0 million during the year ended December 31, 2013 and 2012, respectively, related to the change in fair value of the warrant derivative liability during that period, and for the expiration of such warrants during the year. In addition, we reclassified approximately $80,000 and $608,000 of the derivative liability as a result of approximately 242,000 and 437,000 warrants being exercised in 2013 and 2012, respectively.

NOTE 12 – INCOME TAXES

The Company had, subject to limitation, $22.0 million of net operating loss carryforwards at December 31, 2013, which will expire at various dates beginning in 2013 through 2024. In addition, the Company has research and development tax credits of approximately $398,000 at December 31, 2013 available to offset future taxable income, which will expire from 2028 through 2034. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $1.7 and $1.8 million for the years ended December 31, 2013 and 2012, respectively.

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryover	$7,497	$5,793
Stock-based compensation	2,888	2,474
Other	19	339
Tax credits	398	374
Total deferred tax assets	10,802	8,980
Less: valuation allowance	(10,802)	(8,980)
Net deferred tax assets	$–	$–

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2013 and 2012 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2013	2012
Statutory federal income tax rate	-34.0%	-34.0%
Non-deductible items	0.1%	0.0%
Adjustment for R&D Credit	-0.4%	-0.8%
Valuation allowance	34.4%	34.8%
Effective income tax rate	–%	–%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 13 – SUBSEQUENT EVENTS

In January 2014, we issued options to purchase an aggregate of 1,948,902 shares of common stock to executive management in connection with their annual bonus and 2013 long term incentive plan. The options have a term of seven years, an exercise price of between $1.29 and $1.42, and are fully vested on the grant date. The Company recorded $962,000 in stock-based compensation expense related to these option grants, which was included in accrued expenses as of December 31, 2013.

In February 2014, we entered into an agreement for method development by a contract manufacturer and issued an aggregate of 91,334 shares of common stock, valued at approximately $127,000, as compensation.

In February 2014, we entered into an agreement to grant an aggregate of 47,800 shares of common stock to a consultant, which shares vest at the rate of 7,800 shares upon execution of the agreement and 10,000 shares per month for four months, the term of the agreement. These shares will be granted for business advisory services to be provided to the Company. In addition, the consultant was issued a warrant to purchase 96,000 shares of common stock at a strike price of $3.00 per share, which shares vest at the rate of 16,000 shares upon execution of the agreement and 20,000 shares per month for four months. The warrant issued is substantially similar to the warrants issued in conjunction with our financing completed in March 2013.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/4/13

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.11**	Amended and Restated 2009 Executive		10-K	4.11	333-153829	3/29/13
	Compensation Plan amended on March 25, 2013

4.12	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.13	Form of Securities Purchase Agreement - Jan - Mar 2010 offering		10-K	4.27	333-153829	3/31/10

4.14	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.15	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.16	Form of Securities Purchase Agreement - May 2010		8-K	10.01	333-153829	5/25/10

4.17	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

50

4.18**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.19	Form of Securities Purchase Agreement - January and February of 2011	8-K	10.01	333-153829	1/27/11

4.20	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.21**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.22	Form of Securities Purchase Agreement dated April 2011	8-K	10.01	333-153829	5/03/11

4.23	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.24**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.25	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.26	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.27	Form of Securities Purchase Agreement for December 2012 through March 2013 Offering	8-K	10.01	333-153829	3/28/13

4.28	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering; and February 2014 Consultant Warrant	8-K	4.01	333-153829	3/28/13

4.29	Form of Registration Rights Agreement for December 2012 through March 2013 Offering	8-K	10.02	333-153829	3/28/13

4.30	Form of Subscription Agreement or August 2013 Offering	8-K	10.01	333-153829	8/16/13

4.31	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.32	Form of Registrants Rights Agreement for August 2013 Offering	8-K	10.03	333-153829	8/16/13

4.33	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/16/13

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

51

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

10.10**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

23.01	Consent of Liggett, Vogt & Webb, P.A.	*

23.02	Consent of RBSM LLP	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

52