Form 10-Q
period 2014-03-31
GENSPERA INC
filed 2014-05-12
CIK 1421204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153829

GENSPERA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2511 N Loop 1604 W, Suite 204
San Antonio, TX	78258
(Address of principal executive offices)	(Zip Code)

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

As of May 9, 2014 Registrant had 27,392,100 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our Annual Report on Form 10-K for the year ended December 31, 2013, which also includes “Risk Factors”, filed with the United States Securities and Exchange Commission or SEC, on March 3, 2014. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “registrant” refer to GenSpera, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2014), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three month period ended March 31, 2014 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2014. The interim financial statements and other information related to our company presented in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors, and our further development is highly dependent on market acceptance, which is outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our ability to manage the business despite continuing operating losses and cash outflows;

•	our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
•	our ability to build the management, human resources and infrastructure necessary to support the growth of our business;
•	competitive factors and developments beyond our control;
•	scientific and medical developments beyond our control;
•	government regulation of our business;
•	whether any of our current or future patent applications result in issued patents and our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business;
•	whether any potential strategic benefits of licensing transactions will be realized and whether any potential benefits from the acquisition of newly licensed technologies, if any, will be realized; and
•	the other factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report.

In addition to the foregoing, other factors may influence our future performance including those factors discussed in the “Risk Factors” section of our 2013 Annual Report on Form 10-K, as well as those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors,” which are incorporated herein by reference. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future prospects.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,576	$3,587
Prepaid expenses	147	163
Total current assets	2,723	3,750
Office equipment, net of accumulated depreciation of $18 and $16	15	14
Intangible assets, net of accumulated amortization of $98 and $94	114	118
Other assets	3	3
Total assets	$2,855	$3,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,366	$1,270
Accrued expenses	762	1,250
Convertible notes – stockholder	105	105
Total current liabilities	2,233	2,625
Total liabilities	2,233	2,625

Commitments and contingencies

Stockholders’ equity:

Preferred stock, par value $0.0001 per share; 30,000,000 shares authorized, none issued and outstanding	–	–
Common stock, par value $0.0001 per share; 150,000,000 shares authorized, 27,392,100 and 27,252,966 shares issued and outstanding, respectively	3	3
Additional paid-in capital	34,944	33,642
Deficit accumulated during the development-stage	(34,325)	(32,385)

Total stockholders’ equity	622	1,260

Total liabilities and stockholders’ equity	$2,855	$3,885

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

			Cumulative Period from
			November 21, 2003
	Three Months Ended March 31,		(date of inception) to
	2014	2013	March 31, 2014

Operating expenses:
General and administrative	$836	$741	$16,481
Research and development	1,104	790	17,936
Research and development grant received	–	–	(489)

Total operating expenses	1,940	1,531	33,928

Loss from operations	(1,940)	(1,531)	(33,928)

Financing cost	–	–	(519)
Gain on change in fair value of warrant derivative liability	–	235	86
Interest (expense) income, net	–	(1)	36

Loss before provision for income taxes	(1,940)	(1,297)	(34,325)

Provision for income taxes	–	–	–

Net loss	$(1,940)	$(1,297)	$(34,325)

Net loss per common share, basic and diluted	$(0.07)	$(0.06)

Weighted average shares outstanding	27,325,378	22,834,538

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2014

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

GENSPERA, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2014

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

GENSPERA, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2014

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

GENSPERA, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM DATE OF INCEPTION (NOVEMBER 21, 2003) TO MARCH 31, 2014

(in thousands, except share and per share data)

					Deficit
					Accumulated
			Additional	Common	During the	Stockholders'
	Common Stock		Paid-in	Stock	Development	Equity
	Shares	Amount	Capital	Subscribed	Stage	(Deficit)

Stock-based compensation	–	–	513	–	–	513

Common stock and warrants issued as payment of consulting fees	–	–	674	–	–	674

Exercise of options and warrants	544,639	–	691	–	–	691

Reclassification of derivative liability upon exercise of warrants	–	–	608	–	–	608

Sale of common stock and warrants at $2.20 per share	296,366	–	652	–	–	652

Net loss	–	–	–	–	(6,920)	(6,920)

Balance, December 31, 2012	22,298,424	$2	$26,353	$–	$(27,083)	$(728)
Stock-based compensation	–	–	1,254	–	–	1,254

Exercise of warrants	863,392	–	404	–	–	404

Reclassification of derivative liability upon exercise of warrants	–	–	80	–	–	80

Sale of common stock and warrants at $1.773 per share	757,794	–	1,217	–	–	1,217

Sale of common stock and warrants at $1.50 per share	3,333,356	1	4,999	–	–	5,000

Issuance cost of sales of common stock and warrants	–	–	(665)	–	–	(665)

Net loss	–	–	–	–	(5,302)	(5,302)

Balance, December 31, 2013	27,252,966	$3	$33,642	$–	$(32,385)	$1,260
Stock-based compensation	–	–	1,069	–	–	1,069

Common stock and warrants issued as payment of services and consulting fees	139,134	–	233	–	–	233

Net loss	–	–	–	–	(1,940)	(1,940)

Balance, March 31, 2014 (unaudited)	27,392,100	$3	$34,944	$–	$(34,325)	$622

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,		Cumulative Period from November 21, 2003, (date of inception)
	2014	2013	to March 31, 2014
Cash flows from operating activities:
Net loss	$(1,940)	$(1,297)	$(34,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	5	117
Stock-based compensation	339	119	6,716
Common stock issued for acquisition of license	–	–	29
Warrants issued for financing costs	–	–	468
Change in fair value of derivative liability	–	(235)	(86)
Contributed services	–	–	774
Amortization of debt discount	–	–	21
Increase in operating assets:
Prepaid expenses	16	(78)	(147)
Other assets	–	–	(3)
Increase in operating liabilities:
Accounts payable and accrued expenses	570	476	4,808
Cash used in operating activities	(1,009)	(1,010)	(21,628)

Cash flows from investing activities:
Acquisition of office equipment	(2)	(1)	(33)
Acquisition of intangibles	–	–	(194)
Cash used in investing activities	(2)	(1)	(227)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	–	1,217	23,844
Proceeds from exercise of warrants	–	95	1,221
Cost of common stock and warrants sold	–	(93)	(739)
Proceeds from convertible notes – stockholder	–	–	155
Repayments of convertible notes – stockholder	–	–	(50)
Cash provided by financing activities	–	1,219	24,431

Net increase (decrease) in cash	(1,011)	208	2,576
Cash, beginning of period	3,587	2,345	–
Cash, end of period	$2,576	$2,553	$2,576

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BACKGROUND

GenSpera, Inc. (“we”, “us”, “our company”, “our”, “GenSpera” or the “Company”) was formed under the laws of the State of Delaware in November 2003, and has its principal office in San Antonio, Texas. We are a development stage pharmaceutical company focused on the discovery and development of prodrug cancer therapeutics for the treatment of solid tumors, including prostate, liver, brain and other cancers. We plan to develop a series of therapies based on our target-activated prodrug technology platform.

Our primary focus at the present time is the clinical development of our lead compound, G-202, a novel therapeutic agent with a unique mechanism of action. We have completed a Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of G-202, in which we treated a total of 44 patients (includes Phase Ia and Ib), including two patients with hepatocellular carcinoma (HCC), or liver cancer, who experienced prolonged stabilization of disease up to eleven months after initiation of treatment. We are conducting a Phase II clinical trial of G-202 in patients with liver cancer, in which seventeen patients have been treated as of April 26, 2014. We are also conducting a Phase II clinical trial in Glioblastoma (a kind of brain cancer), in which four patients have been treated as of April 26, 2014.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have a deficit accumulated of $34.3 million as of March 31, 2014. We anticipate incurring additional losses for the foreseeable future and until such time, if ever, that we can generate significant sales from our therapeutic product candidates currently in development or enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at March 31, 2014 was $2.6 million, representing 90% of our total assets. Based upon our current expected level of operating expenditures, we expect to be able to fund our operations for the next six to nine months. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated significant increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed to allow us to continue our operations, or if available, on terms acceptable to us.

In the event financing is not obtained, the Company may pursue cost cutting measures as well as explore the sale of selected assets to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate development programs, these events could have a material adverse effect on: our business, results of operations, and financial condition. These factors raise significant doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 3 – SUMMARY OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from those estimates.

Research and Development

Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for manufacturing, clinical trials, employee compensation and consulting costs and expenses.

We incurred research and development expenses of approximately $1.1 million, $0.8 million and $17.9 million for the three months ended March 31, 2014 and 2013, and from November 21, 2003 (inception) through March 31, 2014, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2014 and 2013, as they would be anti-dilutive:

	Three months ended March 31,
	2014	2013
Shares underlying options outstanding	8,334,895	6,023,641
Shares underlying warrants outstanding	10,001,591	8,171,088
Shares underlying convertible notes outstanding	263,695	254,873
	18,600,181	14,449,602

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Warrant derivative liability consists of certain of our warrants with anti-dilution provisions. We use the Black-Scholes option-pricing model to value our warrant derivative liability which incorporates our stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We previously recorded a warrant derivative liability for warrants with non-standard anti-dilution provisions. These warrants were either exercised or expired as of March 31, 2014.

Stock-Based Compensation

We measure the cost of employee services received in exchange for equity awards based on the grant-date fair value of the awards. All awards under our stock-based compensation programs are accounted for at fair value and that cost is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Compensation expense for options granted to non-employees is determined in accordance with the standard as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for awards granted to non-employees is re-measured each accounting period.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based compensation and stock price volatility. We use the Black-Scholes option-pricing model to value our stock option awards which incorporates our stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands):

	Three months ended March 31,
	2014	2013
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	$962	$999
Derivative liability reclassified to equity upon exercise of warrants	–	15

There was no cash paid for interest and income taxes for the three months ended March 31, 2014 and 2013.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Accrued compensation and benefits	$318	$1,040
Accrued research and development	190	82
Accrued other	254	128
Total accrued expenses	$762	$1,250

NOTE 6 – CONVERTIBLE NOTES PAYABLE

We previously entered into convertible notes with our chief executive officer pursuant to which we borrowed an aggregate of $0.2 million, with $0.1 million principal balance outstanding at March 31, 2014. The notes, which bear interest at a rate of 4.2% per annum and matured at various dates through December 6, 2011, are now considered due on demand. As of March 31, 2014, our chief executive officer has not demanded the payment of the outstanding principal and accrued interest. Accrued interest at March 31, 2014 and December 31, 2013 was approximately $27,000 and $26,000, respectively. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

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

On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the defendants’ motion to dismiss in the second case. On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case. In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256. Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. Fact discovery was completed on December 13, 2013, and expert discovery was completed on March 28, 2014. On January 2, 2014, Drs. Isaacs and Denmeade moved for summary judgment on the grounds that Mhaka’s claims are barred by the applicable statute of limitations, and GenSpera joined in the motion. The briefing on that motion is now complete. GenSpera filed a separate motion for summary judgment on May 6, 2014. Mhaka’s opposition to that motion is due to be filed on or before May 28, 2014. GenSpera’s reply brief in support of the motion is due on June 4, 2014. Further scheduling, as appropriate, is to be set after resolution of summary judgment motions.

NOTE 8 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

In February 2014, we entered into an agreement with H.C. Wainwright to serve as our exclusive placement agent, advisor and underwriter for a proposed offering of our securities. We agreed to pay the placement agent a placement fee equal to 8% of the aggregate gross proceeds received by us from our sale of the securities in the offering and to issue the placement agent warrants to purchase shares of common stock equal to 8% of the common stock sold to investors.

In February 2014, we entered into an agreement for method development by a contract manufacturer and issued an aggregate of 91,334 shares of common stock, valued at approximately $127,000, as compensation. In February 2014, we entered into an agreement to grant an aggregate of 47,800 shares of common stock, valued at approximately $67,000, to a consultant for business advisory services to be provided to the Company.

During the three months ended March 31, 2014, no warrants were exercised into common shares. During the three months ended March 31, 2013, 119,100 warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $95,000 and one million warrants were exercised on a cashless basis into 537,722 common shares.

NOTE 9 – STOCK OPTIONS

The terms of our 2009 Executive Compensation Plan (“2009 Plan”) and our 2007 Equity Compensation Plan (“2007 Plan”) allow for the issuance of up to 6,000,000 shares of common stock each. Collectively, the 2009 Plan and 2007 Plan are referred to as “the Plans.” Total stock-based compensation expense recognized for stock options and warrants issued using the straight-line method in the statement of operations for the three months ended March 31, 2014 and 2013 was $1,069,000 and $1,077,000, respectively, of which $962,000 and $958,000 was accrued as of December 31, 2013 and 2012, respectively.

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- Average Exercise price	Weighted-average Remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2013	6,050,623	$1.82
Granted	2,284,272	$1.36
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2014	8,334,895	$1.70	4.5	$283

Exercisable at March 31, 2014	8,132,015	$1.70	4.5	$280

As of March 31, 2014, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of approximately one year. As of March 31, 2014, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options.

During the three months ended March 31, 2014, we issued options to purchase 1,948,902 and 38,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, we issued options to purchase 297,370 shares of common stock to consultants. During the three months ended March 31, 2013, we issued options to purchase 1,221,972 and 38,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, we issued options to purchase 89,041 shares of common stock to consultants. During the three months ended March 31, 2014 and 2013, no options were exercised.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Volatility	56.0%	59.1%
Expected term (years)	3.4	3.6
Risk-free interest rate	0.5%	0.5%
Dividend yield	0%	0%

NOTE 10 – WARRANTS AND DERIVATIVE WARRANT LIABILITY

We account for common stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. We classify derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant. At March 31, 2014, all outstanding liability-classified warrants were either exercised or had expired.

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted- Average Exercise price	Weighted-average Remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
Outstanding at December 31, 2013	10,216,597	$2.56
Granted	96,000	$3.00
Exercised	—	—
Forfeited	(311,006)	$2.71
Outstanding at March 31, 2014	10,001,591	$2.56	2.8	$48

Exercisable at March 31, 2014	10,001,591	$2.56	2.8	$48

During the three months ended March 31, 2014, no warrants were exercised. During the three months ended March 31, 2013, 119,100 warrants were exercised into an equivalent number of common shares and 1,000,000 warrants were exercised on a cashless basis into 537,722 common shares.

The following table summarizes outstanding common stock purchase warrants as of March 31, 2014:

	Number of shares	Weighted- average exercise price	Expiration
Equity–classified warrants
Issued to consultants	1,163,759	$2.36	July 2014 through February 2019
Issued pursuant to 2009 financings	1,205,510	$3.00	June 2014 through September 2014
Issued pursuant to 2010 financings	1,022,943	$3.38	January 2015 through May 2015
Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
Issued pursuant to 2013 financings	4,376,228	$1.97	December 2017 through August 2023
	10,001,591

Equity-classified Warrants

During the three months ended March 31, 2014, we issued warrants to consultants to purchase 96,000 shares of common stock. The per share weighted-average fair value of the warrants granted to consultants during 2014 was estimated at $0.41 per share on the date of grant. During the three months ended March 31, 2013, no warrants were issued to consultants. Total stock-based compensation expense of approximately $40,000 and $4,000 was recognized for warrants and included in the statement of operations for the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2013, in connection with the offering of our securities, we issued an aggregate of 776,204 common stock purchase warrants, including: 686,420 pursuant to closings in January 2013 and March 2013; 18,410 to the placement agent; and 71,374 additional warrants issued to investors that participated in the December 2012 closing. All warrants were issued with an exercise price of $3.00 per share.

Liability-classified Warrants

We have assessed our outstanding equity-linked financial instruments and have concluded that certain of our warrants are subject to derivative accounting as a result of certain non-standard anti-dilution provisions contained in the warrants. The fair value of these warrants is classified as a liability in the financial statements with the change in fair value during the periods presented, recorded in the statement of operations. At March 31, 2014, all outstanding liability-classified warrants were either exercised or had expired.

We did not record a gain or loss during the three months ended March 31, 2014, as the outstanding liability-classified warrants were either exercised or had expired. We recorded a gain of $0.2 million during the three months ended March 31, 2013, related to the change in fair value of the warrant derivative liability during that period. The following table summarizes the calculated aggregate fair values for the warrant derivative liability using the Black-Scholes method based on the following assumptions:

Fair value as of March 31, 2013

Calculated aggregate value (in thousands)	$1,010
Exercise price per share of warrant	$1.50
Closing price per share of common stock	$2.15
Volatility	50.0%
Expected term (years)	0.3
Risk-free interest rate	0.07%
Dividend yield	0%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, capital raising, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014.

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

We are currently focused on the clinical development of G-202. Our major focus for the next twelve months will be the ongoing Phase II clinical trial of G-202 in patients with liver cancer, and the ongoing Phase II clinical trial in patients with glioblastoma. As of April 26, 2014, we have treated seventeen patients in our Phase II liver cancer trial and four patients in our Phase II glioblastoma trial. Assuming positive indications from our Phase II trials, we will develop subsequent randomized studies to further develop G-202 with a goal of seeking FDA approval for marketing.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of G-202. G-202 is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. As a result, since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through private sales of our equity securities. We have never been profitable and, as of March 31, 2014, we had an accumulated deficit of approximately $34.3 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at March 31, 2014 was approximately $2.6 million, representing 90% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operation for the next six to nine months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events. We anticipate raising the additional cash needed through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund operations and the development of our product candidates. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source nor are in negotiations with regard to a collaborative arrangement.

Product Development of G-202

Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the continuation and completion of our Phase II clinical study in liver cancer. We believe we have sufficient working capital to fund the Phase II clinical trial in liver cancer to the point where we can determine if such trial will have a positive or negative outcome. Notwithstanding, depending on the rate of enrollment, and the duration of the trial, we may not have sufficient capital to fund the trial through completion.

Our current product development plan of G-202 contemplates the following major initiatives:

•	Conducting a Phase II clinical study in patients with liver cancer.

•	In the first quarter of 2014, we entered into a collaborative arrangement and initiated our Phase II clinical trial in patients with glioblastoma (a form of brain cancer). This trial is being conducted at a single site in the U.S. and is expected to enroll up to 34 patients.

•	Initiation of a Phase II clinical study in patients with prostate cancer via a collaborative agreement with a single site in the U.S.

Phase II Clinical Development of G-202

We are conducting a Phase II clinical trial in patients with advanced liver cancer. This trial is being conducted at multiple sites in the U.S. As of April 26, 2014, seventeen patients were treated in the study.

In the first quarter of 2014, we entered into a collaborative arrangement and initiated our Phase II clinical trial in patients with glioblastoma. This trial is being initially conducted at a single site in the U.S. As of April 26, 2014, four patients have been treated in the study.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2013 Annual Report on Form 10-K.

Result of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended March 31, 2014 and 2013. We do not anticipate generating any revenues during 2014. Net loss for the three months ending March 31, 2014 and 2013 were approximately $1.9 million and $1.3 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.9 million and $1.5 million during the three months ended March 31, 2014 and 2013, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended March 31,		Change in 2014 versus 2013
	2014	2013	$	%
	(amount in thousands)
Operating Expenses
General and administrative	$836	$741	$95	13%
Research and development	1,104	790	314	40%
Total operating expenses	$1,940	$1,531	$409	27%

General and Administrative

General and administrative expenses totaled approximately $0.8 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. The increase of approximately $95,000, or 13%, for the three months ended March 31, 2014 compared to the same period in 2013 was primarily attributable to an increase in stock-based compensation, professional fees and consulting expenses, partially offset by a decrease in personnel-related costs.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Research and Development Expenses

Research and development expenses totaled approximately $1.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. The increase of approximately $314,000, or 40%, for the three months ended March 31, 2014 compared to the same period in 2013 was primarily attributable to increases related to manufacturing of approximately $200,000, as well as an increase in legal and patent costs of $135,000, which were partially offset by a decrease in personnel-related costs.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation and consulting costs, and patent related costs.

Gain (loss) on change in fair value of warrant derivative liability

There was no gain (loss) on change in fair value of warrant derivative liability during the three months ended March 31, 2014 compared to an approximately $0.2 million loss during the three months ended March 31, 2013. The change in the fair value of warrant derivative liability in the prior year resulted primarily from the reduction in the expected term and from changes in our stock price during the reported periods. Refer to our Notes to Unaudited Condensed Financial Statements for further discussion on our warrant liability.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $34.3 million as of March 31, 2014 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations primarily through the sale of our equity securities and the exercise of warrants, resulting in gross proceeds of approximately $25.1 million and net proceeds of approximately $24.3 million. Cash and cash equivalents at March 31, 2014 was approximately $2.6 million.

Based on our current level of expected operating expenditures, we expect to be able to fund our operations for the next six to nine months. This assumes that we spend minimally on general operations and only continue conducting our ongoing Phase II clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period.

We are actively seeking sources of financing to fund our continued operations and research and development programs. To raise additional capital, we may sell shares of equity or debt securities, or enter into collaborative, strategic and/or licensing transactions. There can be no assurance that we will be able to complete any financing transaction in a timely manner or on acceptable terms or otherwise or enter into a collaborative or strategic transaction. If we are not able to raise additional cash, we may be forced to delay, curtail, or cease development of our product candidates, or cease operations altogether.

	Three months ended March 31,		Change in 2014 versus 2013
	2014	2013	$	%
	(amount in thousands)
Cash at beginning of period	$3,587	$2,345	$1,242	53%
Net cash used in operating activities	(1,009)	(1,010)	1	–%
Cash used in investing activities	(2)	(1)	(1)	(100)%
Net cash provided by financing activities	–	1,219	(1,219)	(100)%
Cash at end of period	$2,576	$2,553	$23	1%

Cash totaled approximately $2.6 million as of March 31, 2014 and 2013, respectively. The increase of approximately $23,000 at March 31, 2014 compared to the same period in 2013 was primarily attributable to approximately $1.2 million less cash at the beginning of 2014 compared to the beginning of 2013 offset by an increase in 2013 provided by financing activities of approximately $1.2 million.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1.0 million for each of the three months ended March 31, 2014 and 2013, respectively. The small decrease in cash used for operations during the three months ended March 31, 2014, compared to the same period in 2013, was primarily attributable to an increase in our net loss compared to prior year as a result of increases in research and development related costs, partially offset by increases in stock-based compensation, changes in the derivative liability and other accrued expenses.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2014, compared to cash provided by financing activities of approximately $1.2 million for the three months ended March 31, 2013. Cash provided by financing activities for the three months ended March 31, 2013 is attributed to the sale of common stock and warrants and the exercise of outstanding warrants during the prior year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer (who is also our CEO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2014. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of March 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2014 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the defendants’ motion to dismiss in the second case. On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case. In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256. Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. Fact discovery was completed on December 13, 2013, and expert discovery was completed by March 28, 2014. On January 2, 2014, Drs. Isaacs and Denmeade moved for summary judgment on the grounds that Mhaka’s claims are barred by the applicable statute of limitations, and GenSpera joined in the motion. The briefing on that motion is now complete. Any remaining motions for summary judgment are to be filed by May 6, 2014. Further scheduling, as appropriate, is to be set after resolution of summary judgment motions.

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

Our cash and cash equivalents balance at March 31, 2014 was $2.6 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next six to nine months from that date. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, or cease operations altogether or file for bankruptcy. Any such change may materially harm our business, financial condition, and operations.

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

Since inception through March 31, 2014, we have raised approximately $24.3 million through the sale of our securities. During this same period, we have recorded accumulated deficit totaling approximately $34.3 million. Our net losses for the two most recent fiscal years ended December 31, 2013 and 2012 were $5.3 million and $6.9 million, respectively. None of our products in development have received approval from the FDA or other regulatory authorities; we have no sales and have never generated product revenues nor expect to for years, if at all. Currently, our only product candidate in development is G-202 which is being tested in two Phase II clinical trials. We expect to incur significant operating losses for the foreseeable future as we continue the research and clinical development of our product candidates. Accordingly, we need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some or all rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business.

All of our product candidates are at an early stage of development and we may never succeed in developing and/or commercializing them. If we are unable to commercialize G-202 or any of our other product candidates, or if we experience significant delays in doing so, our business may fail.

Our product candidates are at various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval. To date, we have invested substantially all of our efforts and financial resources in the development of G-202 and depend heavily on its success. We will need to devote significant additional research and development efforts, financial resources and personnel to develop commercially viable products and obtain regulatory approvals. We may encounter hurdles and unexpected issues as we proceed in the development of G-202 and our other product candidates. Although initial data from our clinical trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

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

If we fail to develop and successfully commercialize our product candidates, our business may be materially harmed and could fail.

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

Risks Related to Commercialization

The market for our proposed products is rapidly changing and competitive. New drugs and treatments, which may be developed by others, could impair our ability to maintain and grow our business and remain competitive.

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

We currently have no internal manufacturing capability, and intend to rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, the failure of any of our third-party FDA regulated manufactures or suppliers to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or procure third party suppliers for raw materials. In the event we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our proposed products. Moreover, we cannot give any assurance that the contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

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

We believe that we can satisfy our needs for the clinical development of G-202, through completion of Phase III clinical studies, from Thapsia garganica that grows naturally in the wild. In the event G-202 is approved for commercial marketing, our current supply of Thapsia garganica may not be sufficient for the anticipated demand. In order to secure sufficient quantities of Thapsia garganica for the commercialization of G-202, we would need to secure adequate acreage of land to cultivate and grow Thapsia garganica. We have not yet fully assessed the amount of land or other costs that would be associated with a full-scale farming operation. There can be no assurances that we would be able to secure adequate acres of land, or that even if we are able to do so, that we could grow sufficient quantities of Thapsia garganica to satisfy any commercial objectives that involve G-202. Our inability to secure adequate seeds could adversely impact our business.

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

The costs of clinical trials may vary significantly over the life of a project as a result of, but not limited, to the following:

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

Positive results from pre-clinical studies and our clinical trials of G-202 should not be relied upon as evidence that our clinical trials will succeed. Even if our proposed product achieves positive results in pre-clinical studies or during our Phase I and ongoing Phase II studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we would experience potentially significant delays in, or be required to abandon, development of that product candidate. Although initial data from the trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful. If we delay or abandon the development efforts of any of our product candidates, we may not be able to generate revenues.

We may be unable to complete our Phase II clinical trials of G-202 if we do not have adequate enrollment or capital to finance the studies.

We are conducting Phase II clinical trials in patients with liver cancer and glioblastoma. The continuation and completion of these trials are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

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

The Phase II clinical trials of G-202 in patients with liver cancer and glioblastoma are ongoing and we plan to initiate additional Phase II clinical trials with G-202 for different indications when financial resources permit. Although our Phase II clinical trials are underway, the outcomes of these and future clinical trials are uncertain and, if we are unable to satisfactorily complete such trials, or if such trials yield unsatisfactory results, we would not be able to commercialize our proposed products. The failure of our trials could delay or prevent regulatory approval and could harm our ability to generate revenues, operate profitably or remain a viable business.

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

Risks Relating to our Securities

Our common stock price may be particularly volatile because of our stage of development and business.

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

In addition, the market price for securities of pharmaceutical and biotechnology companies has historically been volatile, and the securities markets have, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to decline substantially. Additionally, fluctuations in the trading price or liquidity of our common stock may materially and adversely affect, among other things, the interest of investors to purchase our common stock on the open market and, generally, our ability to raise capital.

Our board of directors has broad discretion to issue additional securities. Such issuances might dilute the net tangible book value per share of our common stock for existing stockholders.

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2014 we have issued and outstanding 27,392,100 shares of common stock and we have 22,095,286 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of March 31, 2014, we had no shares of preferred stock issued and outstanding.

Accordingly, we are entitled to issue up to 100,512,614 additional shares of common stock and 30,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

It is likely that we will issue a large amount of additional securities to raise capital in order to further our development and marketing plans. It is also likely that we will issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. Any issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. These issuances would dilute the percentage ownership interest of our current shareholders, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock.

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

As of March 31, 2014, we had 27,392,100 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of March 31, 2014, we had reserved for issuance (i) 263,695 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 10,001,591 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.56 per share; and (iii) 8,334,895 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.70 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

As of March 31, 2014, our officers and scientific advisors owned approximately 23% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including amending our certificate of incorporation and bylaws, approving mergers or other changes of corporate control, and approving going private transactions and other extraordinary transactions, any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

The following information is given with regard to unregistered securities sold since January 1, 2014. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

•	In February 2014, we entered into an agreement for method development by a contract manufacturer and issued an aggregate of 91,334 shares of common stock as compensation.

•	In February 2014, we entered into an agreement to grant an aggregate of 47,800 shares of common stock to a consultant, which shares vest at the rate of 7,800 shares upon execution of the agreement and 10,000 shares per month for four months. These shares are being granted for business advisory services to be provided to the Company. In addition, the consultant was issued a warrant to purchase 96,000 shares of common stock with an exercise price of $3.00 per share. The warrant is substantially similar to the warrants issued in our March 2013 offering.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: May 12, 2014	/s/ Craig Dionne
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/4/13

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.11**	Amended and Restated 2009 Executive		10-K	4.11	333-153829	3/29/13
	Compensation Plan amended on March 25, 2013

4.12	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.13	Form of Securities Purchase Agreement - Jan - Mar 2010 offering		10-K	4.27	333-153829	3/31/10

4.14	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.15	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.16	Form of Securities Purchase Agreement - May 2010		8-K	10.01	333-153829	5/25/10

4.17	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.18**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.19	Form of Securities Purchase Agreement - January and February of 2011	8-K	10.01	333-153829	1/27/11

4.20	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.21**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.22	Form of Securities Purchase Agreement dated April 2011	8-K	10.01	333-153829	5/03/11

4.23	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.24**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.25	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.26	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.27	Form of Securities Purchase Agreement for December 2012 through March 2013 Offering	8-K	10.01	333-153829	3/28/13

4.28	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering; and February 2014 Consultant Warrant	8-K	4.01	333-153829	3/28/13

4.29	Form of Registration Rights Agreement for December 2012 through March 2013 Offering	8-K	10.02	333-153829	3/28/13

4.30	Form of Subscription Agreement or August 2013 Offering	8-K	10.01	333-153829	8/16/13

4.31	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.32	Form of Registrants Rights Agreement for August 2013 Offering	8-K	10.03	333-153829	8/16/13

4.33	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/16/13

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement	8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

10.10**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

†	To be filed by Amendment.
*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

