Form 10-Q
period 2014-06-30
GENSPERA INC
filed 2014-08-08
CIK 1421204

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 1, 2014 Registrant had 32,522,311 common shares, $0.0001 par value, issued and outstanding.

1

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein, as well as our 2013 Annual Report on Form 10-K for the year ended December 31, 2013, which also includes “Risk Factors”, filed with the United States Securities and Exchange Commission or SEC, on March 3, 2014. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “registrant” refer to GenSpera, Inc. Also, any reference to “common stock” or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2014), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and six month periods ended June 30, 2014 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2014. The interim financial statements and other information related to our company presented in this Quarterly Report should be read in conjunction and together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors, and our further development is highly dependent on market acceptance, which is outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our ability to manage the business despite continuing operating losses and cash outflows;
•	our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
•	our ability to build the management, human resources and infrastructure necessary to support the growth of our business;
•	competitive factors and developments beyond our control;
•	scientific and medical developments beyond our control;
•	government regulation of our business;
•	whether any of our current or future patent applications will result in issued patents;
•	our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business;
•	whether any potential strategic benefits of licensing transactions, acquisitions, or licensing of new technologies, if any, will be realized; and
•	the other factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report.

In addition to the foregoing, other factors may influence our future performance including those factors discussed in the “Risk Factors” section of our 2013 Annual Report on Form 10-K, as well as those discussed in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors”. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future prospects.

PART I

FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GENSPERA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,791	$3,587
Prepaid expenses	174	163
Total current assets	4,965	3,750
Office equipment, net of accumulated depreciation of $19 and $16	13	14
Intangible assets, net of accumulated amortization of $103 and $94	110	118
Other assets	3	3
Total assets	$5,091	$3,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,170	$1,270
Accrued expenses	982	1,250
Convertible notes – stockholder	105	105
Total current liabilities	2,257	2,625
Total liabilities	2,257	2,625

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 30,000,000 shares authorized, none issued and outstanding	‒	‒
Common stock, par value $0.0001 per share; 150,000,000 shares authorized, 32,522,311 and 27,252,966 shares issued and outstanding, respectively	3	3
Additional paid-in capital	38,761	33,642
Accumulated deficit	(35,930)	(32,385)

Total stockholders’ equity	2,834	1,260

Total liabilities and stockholders’ equity	$5,091	$3,885

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative	$682	$682	$1,518	$1,423
Research and development	924	792	2,028	1,582

Total operating expenses	1,606	1,474	3,546	3,005

Loss from operations	(1,606)	(1,474)	(3,546)	(3,005)

Gain on change in fair value of warrant derivative liability	‒	531	‒	766
Interest income (expense), net	1	(1)	1	(2)

Loss before provision for income taxes	(1,605)	(944)	(3,545)	(2,241)
Provision for income taxes	‒	‒	‒	‒

Net loss	$(1,605)	$(944)	$(3,545)	$(2,241)
Net loss per common share, basic and diluted	$(0.06)	$(0.04)	$(0.13)	$(0.10)

Weighted average shares outstanding	28,705,705	23,759,386	28,012,097	23,299,517

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in thousands, except share and per share data)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscribed	Deficit	Equity

Balance, December 31, 2013	27,252,966	$3	$33,642	$ ‒	$(32,385)	$1,260

Stock-based compensation	‒	‒	1,109	‒	‒	1,109

Common stock and warrants issued as payment of services and consulting fees	139,134	‒	233	‒	‒	233

Sale of common stock and warrants at $0.80 per share	4,163,961	‒	3,331	‒	‒	3,331

Sale of common stock and warrants at $0.80 per share	966,250	‒	773	‒	‒	773

Issuance cost of sales of common stock and warrants	‒	‒	(327)	‒	‒	(327)

Net loss	‒	‒	‒	‒	(3,545)	(3,545)

Balance, June 30, 2014 (unaudited)	32,522,311	$3	$38,761	$ ‒	$(35,930)	$2,834

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,545)	$(2,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	12
Stock-based compensation	1,342	1,148
Change in fair value of derivative liability	‒	(766)
Increase in operating assets:
Prepaid expenses	(11)	(117)
Increase in operating liabilities:
Accounts payable and accrued expenses	(369)	(185)
Cash used in operating activities	(2,571)	(2,149)

Cash flows from investing activities:
Acquisition of office equipment	(2)	(8)
Cash used in investing activities	(2)	(8)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	4,104	1,217
Proceeds from exercise of warrants	‒	217
Cost of common stock and warrants sold	(327)	(122)
Cash provided by financing activities	3,777	1,312

Net increase (decrease) in cash	1,204	(845)
Cash, beginning of period	3,587	2,345
Cash, end of period	$4,791	$1,500

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BACKGROUND

GenSpera, Inc. (“we”, “us”, “our company”, “our”, “GenSpera” or the “Company”) was formed under the laws of the State of Delaware in November 2003, and has its principal office in San Antonio, Texas. We are an early-stage, pre-revenue, pharmaceutical company focused on the discovery and development of prodrug cancer therapeutics for the treatment of solid tumors, including liver, brain, prostate and other cancers. We plan to develop a series of therapies based on our target-activated prodrug technology platform.

Our primary focus at the present time is the clinical development of our lead compound, G-202, a novel therapeutic agent with a unique mechanism of action. We have completed a Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of G-202, in which we treated a total of 44 patients (includes Phase Ia and Ib), including two patients with hepatocellular carcinoma (HCC), or liver cancer, who experienced prolonged stabilization of disease up to eleven months after initiation of treatment. We are conducting a Phase II clinical trial of G-202 in patients with liver cancer, in which twenty-one patients have been treated as of July 23, 2014. In July 2014, we presented interim results from our Phase Ib and our ongoing Phase II study in liver cancer patients which indicated that 80% of patients treated with G-202 had stable disease (no tumor growth) at two months, and 50% of patients exhibited stable disease at 4 months on study. These results support our plans to continue to develop G-202 for patients with liver cancer, as well as proceed with our clinical development strategy in other indications including glioblastoma, prostate cancer and renal cell carcinoma trials. Notwithstanding that the initial and interim data from our trials appear promising, the outcome of our trials is uncertain and our current or future trials may ultimately be unsuccessful.

We are also currently conducting a Phase II clinical trial in glioblastoma (a type of brain cancer), in which four patients have been treated as of July 23, 2014.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have a deficit accumulated of $35.9 million as of June 30, 2014. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates currently in development or we enter into cash flow positive business development transactions.

To date, we have generated no sales or revenues, have incurred significant losses and expect to incur significant additional losses as we advance G-202 through clinical studies. Consequently, our operations are subject to all the risks inherent in the establishment of a pre-revenue business enterprise as well as those risks associated with a company engaged in research and development of pharmaceutical compounds.

Our cash and cash equivalents balance at June 30, 2014 was $4.8 million, representing 94% of our total assets. Based upon our current expected level of operating expenditures, we expect to be able to fund our operations for the next 12 to 18 months. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated significant increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed to allow us to continue our operations, or if available, on terms acceptable to us.

In the event financing is not obtained, we may pursue cost cutting measures as well as explore the sale of selected assets to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate development programs or clinical trials, these events could have a material adverse effect on: our business, results of operations, and financial condition. These factors raise significant doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

We incurred research and development expenses of approximately $0.9 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. We incurred research and development expenses of approximately $2.0 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of June 30, 2014 and 2013, as they would be anti-dilutive:

	Six months ended June 30,
	2014	2013
Shares underlying options outstanding	8,462,895	5,961,641
Shares underlying warrants outstanding	20,510,987	8,089,520
Shares underlying convertible notes outstanding	265,894	257,072
	29,239,776	14,308,233

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We previously recorded a warrant derivative liability for warrants with non-standard anti-dilution provisions. These warrants were either exercised or expired as of June 30, 2014.

Stock-Based Compensation

We measure the cost of employee services received in exchange for equity awards based on the grant-date fair value of the awards. All awards under our stock-based compensation programs are accounted for at fair value and that cost is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Compensation expense for options granted to non-employees is determined in accordance with the fair value of the consideration received or the fair value of the equity instruments issued, whichever is a more reliable measurement. Compensation expense for awards granted to non-employees is re-measured on each accounting period.

Determining the appropriate fair value of stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based compensation and the volatility of our stock price. We use the Black-Scholes option-pricing model to value our stock option awards which incorporates our stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10 Development Stage Entities (Topic 915). ASU 2014-10 removes all incremental financial reporting requirements from U.S. GAAP for development stage entities. ASU 2014-10 should be applied retrospectively and is effective for fiscal years beginning after December 15, 2014. Early application is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued or made available for issuance. Accordingly, we have decided to adopt ASU 2014-10 early, accordingly all of the past disclosures and presentations for development stage accounting have been eliminated.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands):

	Six months ended June 30,
	2014	2013
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	$962	$999
Derivative liability reclassified to equity upon exercise of warrants	̶	55

There was no cash paid for interest and income taxes for the three or six months ended June 30, 2014 and 2013.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued compensation and benefits	$595	$1,040
Accrued research and development	184	82
Accrued other	203	128
Total accrued expenses	$982	$1,250

NOTE 6 – CONVERTIBLE NOTES PAYABLE

We previously entered into convertible notes with our chief executive officer pursuant to which we borrowed an aggregate of $0.2 million, with $0.1 million principal balance outstanding at June 30, 2014. The notes, which bear interest at a rate of 4.2% per annum and matured at various dates through December 6, 2011, are now considered due on demand. As of June 30, 2014, our chief executive officer has not demanded the payment of the outstanding principal and accrued interest. Accrued interest at June 30, 2014 and December 31, 2013 was approximately $28,000 and $26,000, respectively. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

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

On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the defendants’ motion to dismiss in the second case. On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case. In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256. Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. Fact discovery was completed on December 13, 2013, and expert discovery was completed on March 28, 2014. On January 2, 2014, Drs. Isaacs and Denmeade moved for summary judgment on the grounds that Mhaka’s claims are barred by the applicable statute of limitations, and GenSpera joined in the motion. The briefing on that motion is now complete. GenSpera filed a separate motion for summary judgment on May 6, 2014. Mhaka’s opposition to that motion was filed on May 28, 2014. GenSpera’s reply brief in support of the motion was filed on June 16, 2014. GenSpera’s summary judgment motions are now fully briefed. Further scheduling, as appropriate, is to be set after resolution of summary judgment motions.

NOTE 8 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

In February 2014, we entered into an agreement with H.C. Wainwright to serve as our exclusive placement agent, advisor and underwriter for a proposed offering of our securities. Pursuant to the placement agent agreement, we agreed to pay the placement agent a placement fee equal to 8% of the aggregate gross proceeds to us from the sale of our securities in an offering and to issue the placement agent warrants to purchase shares of common stock equal to 8% of the common stock sold in such offering (excluding shares of common stock issuable upon exercise of any warrants issued in this offering), provided that, with respect to sales to certain prior investors, we agreed to pay the placement agent a fee of 4% of the aggregate proceeds from such prior investors and issue the placement agent warrants equal to 4% of the common stock sold to such investors. In June 2014, we completed an offering of our securities, see Equity Financing section below for further information regarding this transaction.

In February 2014, we entered into an agreement for method development by a contract manufacturer and issued an aggregate of 91,334 shares of common stock, valued at approximately $127,000, as compensation. In February 2014, we also entered into an agreement to grant an aggregate of 47,800 shares of common stock, valued at approximately $67,000, to a consultant for business advisory services to be provided to the Company.

During the six months ended June 30, 2014, no warrants were exercised into common shares. During the six months ended June 30, 2013, 200,668 warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $217,000, and one million warrants were exercised on a cashless basis into 537,722 common shares.

Equity Financing

On May 23, 2014, our registration statement on Form S-1 (File No. 333-194687) was declared effective by the Securities and Exchange Commission pursuant to which we offered and sold 4,163,961 units, each consisting of (i) one share of our common stock, (ii) one-half of one Series A common stock purchase warrant, (iii) one Series B common stock purchase warrant and (iv) one Series C common stock purchase warrant at a public offering price of $0.80 per unit. The offering commenced as of May 28, 2014 and did not terminate before all of the securities registered in the registration statement were sold. On June 3, 2014, we closed the sale of such securities, resulting in net proceeds to us of approximately $3.0 million after deducting placement agent fees and expenses of $278,000 and other offering expenses of approximately $64,000, including the reimbursement of placement agent’s counsel of $50,000. The placement agent also received common stock purchase warrants to purchase such number of shares equal to 8% of the shares sold in the offering to investors, or 326,817 placement agent warrants with substantially the same terms as the Series A warrants.

Each Series A warrant has an exercise price of $1.15 per share, is immediately exercisable and separately transferable from the common shares and expires on the five year anniversary of the date of issuance. Each Series B warrant has an exercise price of $0.85 per share, is immediately exercisable and separately transferable from the common shares and expires on the nine month anniversary of the date of issuance. Each Series C warrant has an exercise price of $0.85 per share, is immediately exercisable and separately transferable from the common shares and will expire on the twelve month anniversary of the date of issuance. The units are not certificated.

In June 2014, we are also offered and sold 966,250 units in a private placement to certain accredited investors with whom we had a prior relationship or who were shareholders. Each unit was priced at $0.80 and consisted of one share of our common stock, and one-half of one Series D common stock purchase warrant. Each Series D warrant will have an exercise price of $1.15 per share, will be immediately exercisable and separately transferable from the shares and will expire on the five year anniversary of the date of issuance. The units are not certificated.

NOTE 9 – STOCK OPTIONS

The terms of our 2009 Executive Compensation Plan (“2009 Plan”) and our 2007 Equity Compensation Plan (“2007 Plan”) allow for the issuance of up to 6,000,000 shares of common stock each or 12,000,000 in the aggregate. Collectively, the 2009 Plan and 2007 Plan are referred to as “the Plans.”

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of operations for the three months ended June 30, 2014 and 2013 was approximately $40,000 and $71,000, respectively. Total stock-based compensation expense recognized for the six months ended June 30, 2014 and 2013 was $1,109,000 and $1,148,000, respectively, of which $962,000 and $958,000 was accrued as of December 31, 2013 and 2012, respectively. The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	6,050,623	$1.82
Granted	2,412,272	$1.34
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2014	8,462,895	$1.69	4.2	$147

Exercisable at June 30, 2014	8,207,750	$1.70	4.2	$142

As of June 30, 2014, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of approximately one year. As of June 30, 2014, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options.

During the six months ended June 30, 2014, we issued options to purchase 1,948,902 and 106,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, we issued options to purchase 357,370 shares of common stock to consultants and advisors. During the six months ended June 30, 2013, we issued options to purchase 1,221,972 and 76,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, we issued options to purchase 129,041 shares of common stock to consultants and advisors. During the six months ended June 30, 2014 and 2013, no options were exercised.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Volatility	55.8%	58.9%
Expected term (years)	3.4	3.9
Risk-free interest rate	0.5%	0.7%
Dividend yield	0%	0%

NOTE 10 – WARRANTS AND DERIVATIVE WARRANT LIABILITY

We account for common stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. We classify derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant. At June 30, 2014, all outstanding liability-classified warrants were either exercised or had expired.

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	10,216,597	$2.56
Granted	11,315,847	$0.94
Exercised	—	—
Forfeited	(1,021,457)	$2.91
Outstanding at June 30, 2014	20,510,987	$1.65	2.2	$692

Exercisable at June 30, 2014	20,510,987	$1.65	2.2	$692

During the six months ended June 30, 2014, no warrants were exercised. During the six months ended June 30, 2013, 200,668 warrants were exercised into an equivalent number of common shares and 1,000,000 warrants were exercised on a cashless basis into 537,722 common shares. The following table summarizes outstanding common stock purchase warrants as of June 30, 2014:

	Number of shares	Weighted- average exercise price	Expiration
Equity–classified warrants
Issued to consultants	1,163,759	$2.38	July 2014 through February 2019
Issued pursuant to 2009 financings	495,059	$3.00	July 2014 through September 2014
Issued pursuant to 2010 financings	1,022,943	$3.38	January 2015 through May 2015
Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
Issued pursuant to 2013 financings	4,376,228	$1.97	December 2017 through August 2023
Issued pursuant to 2014 financings	11,219,847	$0.93	March 2015 through June 2019
	20,510,987

Equity-classified Warrants

During the six months ended June 30, 2014, in connection with our registered offering, we issued an aggregate of 10,736,722 common stock purchase warrants, including 10,409,905 issued to investors; and 326,817 to the placement agents. The warrants were issued with an exercise prices between $0.85 and $1.15 per share.

Additionally, we also issued 483,125 common stock purchase warrants to investors in our June 2014 private offering. The warrants have an exercise price of $1.15 per share.

We also issued warrants to consultants to purchase 96,000 shares of common stock at an exercise price of $3.00 per share. The per share weighted-average fair value of the warrants granted to consultants during 2014 was estimated at $0.41 per share on the date of grant. During the six months ended June 30, 2013, no warrants were issued to consultants. Total stock-based compensation expense of approximately $40,000 and $2,000 was recognized for warrants and included in the statement of operations for the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2013, in connection with the offering of our securities, we issued an aggregate of 776,204 common stock purchase warrants, including: 686,420 pursuant to closings in January 2013 and March 2013; 18,410 to the placement agent; and 71,374 additional warrants issued to investors that participated in the December 2012 closing. All warrants were issued with an exercise price of $3.00 per share.

Liability-classified Warrants

We have assessed our outstanding equity-linked financial instruments and have concluded that certain of our warrants are subject to derivative accounting as a result of certain non-standard anti-dilution provisions contained in the warrants. The fair value of these warrants is classified as a liability in our financial statements with the change in fair value during the periods presented, recorded in the statement of operations. At June 30, 2014, all outstanding liability-classified warrants were either exercised or had expired.

We did not record a gain or loss during the three or six months ended June 30, 2014, as the outstanding liability-classified warrants were either exercised or had expired. We recorded a gain of $0.3 million and $0.8 million during the three and six months ended June 30, 2013, respectively, related to the change in fair value of the warrant derivative liability during that period. The following table summarizes the calculated aggregate fair values for the warrant derivative liability using the Black-Scholes method based on the following assumptions:

Fair value as of June 30, 2013

Calculated aggregate value (in thousands)	$1,010
Exercise price per share of warrant	$1.50
Closing price per share of common stock	$2.15
Volatility	50.0%
Expected term (years)	0.3
Risk-free interest rate	0.07%
Dividend yield	0%

NOTE 11 – SUBSEQUENT EVENTS

In August 2014, we issued an aggregate of 25,000 units to consultants as payment for business and advisory services valued at $20,000 in total. Each unit consists of one share of our common stock, and one-half of one Series D common stock purchase warrant. The units are substantially similar to the units issued in our June 2014 private placement. Each warrant has an exercise price of $1.15 per share, is immediately exercisable and separately transferable from the common shares and expires on the five year anniversary of the date of issuance.

In August 2014, we issued a total of 189,364 common shares as partial payment for investor and media relations services. We also issued 115,000 common stock purchase warrants and 54,200 common stock purchase options as compensation for business and advisory services. The common stock purchase warrants have an exercise price of $1.15 per share, are immediately exercisable and separately transferable from the common shares and expire on the five year anniversary of the date of issuance.

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

Company Overview

Business

We are an early-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors including liver, brain, prostate and other cancers. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful, plant-derived cytotoxin with a prodrug delivery system that targets the release of the drug within the tumor. We believe that, if successfully developed, our cancer prodrug therapies have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current chemotherapy treatments.

Our major focus for the next twelve to eighteen months is the ongoing Phase II clinical trial of G-202 in patients with liver cancer, the ongoing Phase II clinical trial in patients with glioblastoma, and initiating enrollment in Phase II clinical studies in patients with prostate cancer and renal cell carcinoma. As of July 23, 2014, we have treated twenty-one patients in our Phase II liver cancer trial and four patients in our Phase II glioblastoma trial. In July 2014, we presented interim results from our Phase Ib and our ongoing Phase II study in liver cancer patients, indicating that 80% of patients treated with G-202 had stable disease (no tumor growth) at two months, and 50% of patients exhibited stable disease at 4 months on study. These results support our plans to continue the development of G-202 for patients with liver cancer, as well as proceed with our clinical development strategy in other indications. We plan to develop subsequent randomized studies to further develop G-202 with a goal of seeking FDA approval for marketing. Notwithstanding that the initial and interim data from our trials appear promising, the outcome of our trials is uncertain and our current or future trials may ultimately be unsuccessful.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of G-202. G-202 is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. As a result, since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through private sales of our equity securities. We have never been profitable and, as of June 30, 2014, we had an accumulated deficit of approximately $35.9 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

In June 2014, we completed a registered offering of our securities in which we sold 4.2 million units, which resulted in net proceeds of approximately $3.0 million. During June 2014, we also initiated and completed a private placement of our securities to certain of our accredited prior shareholders and investors in which we sold 966,250 units resulting in approximately $0.8 million in net proceeds. Our cash and cash equivalents balance at June 30, 2014 was approximately $4.8 million, representing 94% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operation for the next twelve to eighteen months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

We anticipate raising the additional cash needed to continue funding our operations through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available to us, when needed, in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source.

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

Our current product development plan of G-202 contemplates the following major initiatives:

•	Conducting a Phase II clinical study in patients with liver cancer.

•	In the first quarter of 2014, we entered into a collaborative arrangement and initiated our Phase II clinical trial in patients with glioblastoma (a form of brain cancer). This trial is being conducted at the University of California San Diego Moores Cancer Center, and is expected to enroll up to 34 patients.

•	Initiation of a Phase II clinical study in patients with prostate cancer via a collaborative agreement at the University of Texas Health Science Center in Houston.

•	Initiation of enrollment in a Phase II clinical study in patients with renal cell carcinoma via a collaborative agreement at the University of Texas Health Science Center in Houston.

Phase II Clinical Development of G-202

We are conducting a Phase II clinical trial in patients with advanced liver cancer. This trial is being conducted at multiple sites in the U.S. As of July 23, 2014, twenty-one patients were treated in the study. In July 2014, we presented interim results from our Phase Ib and our ongoing Phase II study in liver cancer patients, indicating that 80% of patients treated with G-202 had stable disease (no tumor growth) at two months, and 50% of patients exhibited stable disease at 4 months on study. Notwithstanding that the initial and interim data from our trials appear promising, the outcome of our trials is uncertain and our current or future trials may ultimately be unsuccessful.

In the first quarter of 2014, we entered into a collaborative arrangement and initiated our Phase II clinical trial in patients with glioblastoma. This trial is being initially conducted at the University of California San Diego Moores Cancer Center. As of July 23, 2014, four patients have been treated in the study.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. We adopted the provisions of ASU 2014-10 Development Stage Entities (Topic 915) in the current reporting period as discussed in Note 3 of the financial statements. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2013 Annual Report on Form 10-K.

Result of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended June 30, 2014 and 2013. We do not anticipate generating any revenues during 2014. Net loss for the three months ending June 30, 2014 and 2013 were approximately $1.6 million and $0.9 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.6 million and $1.5 million during the three months ended June 30, 2014 and 2013, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended June 30,		Change in 2014 versus 2013
	2014	2013	$		%
	(amount in thousands)
Operating Expenses
General and administrative	$682	$682	$	‒	‒
Research and development	924	792		132	17%
Total operating expenses	$1,606	$1,474		$132	9%

General and Administrative

General and administrative expenses totaled approximately $0.7 million for each of the three months ended June 30, 2014 and 2013, respectively. There was no change for the three months ended June 30, 2014 compared to the same period in 2013, primarily as a result of an increase in professional fees and consulting expenses, offset by a decrease in legal and personnel-related costs.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Research and Development Expenses

Research and development expenses totaled approximately $0.9 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. The increase of approximately $0.1 million, or 17%, for the three months ended June 30, 2014 compared to the same period in 2013 was primarily attributable to increases related to manufacturing costs of approximately $270,000, which were partially offset by a decrease in clinical development costs.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation and consulting costs, and patent related costs.

Gain (loss) on change in fair value of warrant derivative liability

There was no gain (loss) on change in fair value of warrant derivative liability during the three months ended June 30, 2014 compared to an approximately $0.5 million gain during the three months ended June 30, 2013. The change in the fair value of warrant derivative liability in the prior year resulted primarily from the reduction in the expected term and from changes in our stock price during the reported periods. Refer to our Notes to Unaudited Condensed Financial Statements for further discussion on our warrant liability.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

We did not have revenue during the six months ended June 30, 2014 and 2013. Net loss for the six months ending June 30, 2014 and 2013 were approximately $3.5 million and $2.2 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $3.5 million and $3.0 million during the six months ended June 30, 2014 and 2013, respectively. The increase in operating expenses is the result of the following factors.

	Six months ended June 30,		Change in 2014 versus 2013
	2014	2013	$	%
	(amount in thousands)
Operating Expenses
General and administrative	$1,518	$1,423	$95	7%
Research and development	2,028	1,582	446	28%
Total operating expenses	$3,546	$3,005	$541	18%

General and Administrative

General and administrative expenses totaled approximately $1.5 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. The increase of approximately $0.1 million, or 7%, for the six months ended June 30, 2014 compared to the same period in 2013 was primarily attributable to an increase in stock-based compensation, professional fees and consulting expenses, partially offset by a decrease in personnel-related costs.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Research and Development Expenses

Research and development expenses totaled approximately $2.0 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase of approximately $0.4 million, or 28%, for the six months ended June 30, 2014 compared to the same period in 2013 was primarily attributable to increases related to manufacturing of approximately $470,000, as well as an increase in legal and patent costs of $130,000, which were partially offset by a decrease in clinical trial and personnel-related costs.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation and consulting costs, and patent related costs.

Gain (loss) on change in fair value of warrant derivative liability

There was no gain (loss) on change in fair value of warrant derivative liability during the six months ended June 30, 2014 compared to an approximately $0.8 million gain during the six months ended June 30, 2013. The change in the fair value of warrant derivative liability in the prior year resulted primarily from the reduction in the expected term and from changes in our stock price during the reported periods. Refer to our Notes to Unaudited Condensed Financial Statements for further discussion on our warrant liability.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $35.9 million as of June 30, 2014 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations primarily through the sale of our equity securities and the exercise of warrants, resulting in gross proceeds of approximately $29.2 million, and net proceeds of approximately $28.1 million. Cash and cash equivalents at June 30, 2014 was approximately $4.8 million.

Based on our current level of expected operating expenditures, we expect to be able to fund our operations for the next twelve to eighteen months. This assumes that we spend minimally on general operations and only continue conducting our ongoing Phase II clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period.

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

	Six months ended June,		Change in 2014 versus 2013
	2014	2013	$	%
	(amount in thousands)
Cash at beginning of period	$3,587	$2,345	$1,242	53%
Net cash used in operating activities	(2,571)	(2,149)	(422)	(20)%
Cash used in investing activities	(2)	(8)	6	75%
Net cash provided by financing activities	3,777	1,312	2,465	188%
Cash at end of period	$4,791	$1,500	$3,291	219%

Cash totaled approximately $4.8 million and $1.5 million as of June 30, 2014 and 2013, respectively. The increase of approximately $3.3 million at June 30, 2014 compared to the same period in 2013 was primarily attributable to approximately $1.2 million more cash at the beginning of 2014 compared to the beginning of 2013, as well as an increase cash provided by financing activities of approximately $2.5 million, partially offset by an increase in cash used in operating activities.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $2.6 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash used for operations during the six months ended June 30, 2014, compared to the same period in 2013, was primarily attributable to an increase of $1.3 million in our net loss as compared to prior year. The increase in our net loss for the six months ended June 30, 2013 was primarily a result of increases in research and development related costs, related to manufacturing, and legal and patent costs.

Net Cash Provided by Financing Activities

Cash provided by financing activities was approximately $3.8 million and $1.3 million for the six months ended June 30, 2014, and 2013, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2014 compared to 2013 is attributable to the sale of $4.1 million of our securities in June 2014, compared to $1.4 million for the prior year from the sale of our securities and the exercise of outstanding warrants.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer (who is also our CEO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of June 30, 2014. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of June 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first six months of 2014 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the defendants’ motion to dismiss in the second case. On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case. In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256. Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. Fact discovery was completed on December 13, 2013, and expert discovery was completed on March 28, 2014. On January 2, 2014, Drs. Isaacs and Denmeade moved for summary judgment on the grounds that Mhaka’s claims are barred by the applicable statute of limitations, and GenSpera joined in the motion. The briefing on that motion is now complete. GenSpera filed a separate motion for summary judgment on May 6, 2014. Mhaka’s opposition to that motion was filed on May 28, 2014. GenSpera’s reply brief in support of the motion was filed on June 16, 2014. GenSpera’s summary judgment motions are now fully briefed. Further scheduling, as appropriate, is to be set after resolution of summary judgment motions.

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

Our cash and cash equivalents balance at June 30, 2014 was $4.8 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next twelve to eighteen months from that date. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, or cease operations altogether or file for bankruptcy. Any such change may materially harm our business, financial condition, and operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2013 financial statements expressed an opinion that our Company’s capital resources as of the date of their Audit Report are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means that our shareholders will lose their entire investment in our Company.

Risks Relating to Our Stage of Development and Business

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

Since inception through June 30, 2014, we have raised approximately $29.2 million through the sale of our securities. During this same period, we have recorded accumulated deficit totaling approximately $35.9 million. Our net losses for the two most recent fiscal years ended December 31, 2013 and 2012 were $5.3 million and $6.9 million, respectively. None of our products in development have received approval from the FDA or other regulatory authorities; we have no sales and have never generated product revenues nor expect to for the foreseeable future, if at all. Currently, our only product candidate in development is G-202 which is being tested in two Phase II clinical trials. We expect to incur significant operating losses for the foreseeable future as we continue the research and clinical development of our product candidates. Accordingly, we need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital includes the sale of our securities or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business.

All of our product candidates are at an early stage of development and we may never succeed in developing and/or commercializing them. If we are unable to commercialize G-202 or any of our other product candidates, or if we experience significant delays in doing so, our business may fail.

Our product candidates are at various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval. To date, we have dedicated substantially all of our efforts and financial resources to the development of G-202 and depend heavily on its success. We will need to devote significantly more research and development efforts, financial resources and personnel to develop commercially viable products and obtain regulatory approvals. We may encounter hurdles and unexpected issues as we proceed in the development of G-202 and our other product candidates. Although initial data from our clinical trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

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

We have only two full-time employees, a limited operating history, and may not be able to effectively operate our business.

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

As a pre-revenue company, our resources are limited and we may experience technical challenges inherent in the early development of novel therapeutics. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic efforts compared to our proposed products. Our competitors may develop drugs that are safer, more effective and less costly than our proposed products and, therefore, present a serious competitive threat to us.

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

Our proposed products may not be accepted by the health care community which could materially harm our business.

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

We may be required to locate, secure and finance land for cultivation and harvesting of Thapsia garganica to satisfy our needs for clinical development of our therapies which would require significant capital.

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

The synthesis of 12ADT must be conducted in special facilities, which limits the locations where we may manufacture 12ADT.

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

To date, our proposed products have only been manufactured at a scale which is adequate to supply our research activities and early-stage clinical trials. There can be no assurance that the current procedures used to manufacture our proposed products would work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient quantities for late stage clinical trials or commercialization, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

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

We are the subject of litigation related to our intellectual property for which the outcome is uncertain.

We instituted a declaratory judgment action in the United States District Court of Maryland on March 12, 2012. We, as the licensee, are seeking a declaratory judgment that the current named inventors on U.S. Patent Nos. 7,468,354 and 7,767,648 are the only inventors of the underlying inventions. On November 1, 2012, the defendant in the case filed a complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). The complaint alleges certain common-law torts. The outcome of the above mentioned litigation could materially and adversely affect our business. However, due to the inherent uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome or the impact of such outcome at this time. See the section of this Quarterly Report entitled “Legal Proceedings”.

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

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, which may result in necessary changes to clinical trial protocols, informed consents and study budgets, which could result in increased costs to us, delay our development timeline or reduce the likelihood of the successful completion of our clinical trials or product development.

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

We are conducting Phase II clinical trials in patients with liver cancer and glioblastoma and we anticipate commencing clinical trials in prostate and renal cancer. The initiation, continuation and/or completion of these trials are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

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

Even if we receive regulatory approval to market our proposed product candidates, they may not be accepted commercially, or be eligible for reimbursement under governmental or third-party payor insurance programs, which could prevent us from becoming profitable.

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

The market prices for securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, such as ours, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2014 we have issued and outstanding 32,522,311 shares of common stock and we have 32,606,881 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of June 30, 2014, we had no shares of preferred stock issued and outstanding.

Accordingly, we are entitled to issue up to 84,870,808 additional shares of common stock and 30,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of June 30, 2014, we had 32,522,311 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of June 30, 2014, we had reserved for issuance (i) 265,894 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 20,510,987 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.65 per share; and (iii) 8,462,895 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.69 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

The market for our common stock has been illiquid and our investors may be unable to sell their shares as a result.

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

As of June 30, 2014, our officers and scientific advisors owned approximately 19% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including amending our certificate of incorporation and bylaws, approving mergers or other changes of corporate control, and approving going private transactions and other extraordinary transactions, any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

If securities or industry analysts do not publish research or reports or if they publish unfavorable research or reports, an active market for our common stock may not develop and the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we come to the attention of such persons, they may be reluctant to follow or recommend an unproven company such as ours until such time as we became more seasoned and viable. As a consequence, there may be periods of time when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that generally supports continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or if developed, will be sustained, or that current trading levels could be sustained or not diminish. In addition, in the event any analysts downgrades our securities, the price of our shares would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume, if any, to decline.

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

Recent Sale of Unregistered Securities

The following information is given with regard to unregistered securities sold since January 1, 2014. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

•	In February 2014, we entered into an agreement for method development by a contract manufacturer and issued an aggregate of 91,334 shares of common stock as compensation.

•	In February 2014, we entered into an agreement to grant an aggregate of 47,800 shares of common stock to a consultant, which shares vest at the rate of 7,800 shares upon execution of the agreement and 10,000 shares per month for four months. These shares are being granted for business advisory services to be provided to the Company. In addition, the consultant was issued a warrant to purchase 96,000 shares of common stock with an exercise price of $3.00 per share. The warrant is substantially similar to the warrants issued in our March 2013 offering.

•	In June 2014, we offered and sold 966,250 units, in a private placement to certain accredited investors with whom we had a prior relationship or who were shareholders. Each unit consists of: (i) one (1) share of common stock, and (ii) one-half of one Series D common stock purchase warrant. The price was $0.80 per unit, and resulted in gross proceeds of approximately $0.8 million. The warrants have a term of five years and entitle the holder to purchase our common stock at a price of $1.15 per share. As part of the transaction, the investors agreed to a contractual six month lockup restricting their ability to sell or transfer the securities. Additionally, in the event that the shares underlying the warrants are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.

•	In August 2014, we issued an aggregate of 25,000 units to consultants as payment for $20,000 of business and advisory services. Each unit consists of one share of our common stock, and one-half of one Series D common stock purchase warrant. The units are substantially similar to the units issued in our June 2014 private placement disclosed above.

•	In August 2014, we issued a total of 189,364 common shares as partial compensation for investor and media relations services. The services associated with the shares were valued at $168,000 in total. Of the shares issued, 120,000 are subject to monthly vesting over the next 12 months.

•	In August 2014, we issued warrants to purchase an aggregate of 115,000 shares of common stock as compensation for business and advisory services. We valued the services at approximately $38,000. The warrants have an exercise price of $1.15 per share, a term of five years and provide for cashless exercise if the shares underlying the warrants are not registered.

Use of Proceeds

On May 23, 2014, our registration statement on Form S-1 (File No. 333-194687) was declared effective by the Securities and Exchange Commission for our public offering pursuant to which we sold an aggregate of 4,163,961 units, each consisting of one share of our common stock, one-half of one Series A common stock purchase warrant, one Series B common stock purchase warrant and one Series C common stock purchase warrant at a public offering price of $0.80 per unit. In connection with the offering, we sold an aggregate of 4,163,961 common shares, 2,081,981 Series A warrants, 4,163,961 Series B warrants and 4,163,961 Series C warrants. Each Series A warrant has an exercise price of $1.15 per share, is immediately exercisable and separately transferable from the shares and expires on the five year anniversary of the date of issuance. Each Series B warrant has an exercise price of $0.85 per share, is immediately exercisable and separately transferable from the shares and expires on the nine month anniversary of the date of issuance. Each Series C warrant has an exercise price of $0.85 per share, is immediately exercisable and separately transferable from the shares and expires on the twelve month anniversary of the date of issuance. H.C. Wainwright & Co., LLC acted as placement agent.

The offering commenced as of May 28, 2014 and did not terminate before all of the securities registered in the registration statement were sold. On June 3, 2014, we closed the sale of such units, resulting in net proceeds to us of approxiamtely $3.0 million after deducting placement agent fees of $278,000 and other offering expenses of approximately $64,000, including the reimbursement of placement agent’s counsel of $50,000. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We invested the funds received in our money market savings account. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the Securities and Exchange Commission on May 30, 2014 pursuant to Rule 424(b).

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

During August 2014, we issued a total of 25,000 units with each unit consisting of one share of our common stock, and one-half of one Series D common stock purchase warrant. We also issued 189,364 shares of common stock and 115,000 common stock purchase warrants as compensation for services. For a further discussion of the transactions, refer to Part II, Item 2 of this Quarterly Report which is entitled “Unregistered Sales of Equity Securities and Use of Proceeds.”

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: August 8, 2014	/s/ Craig Dionne
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/4/13

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.11**	Amended and Restated 2009 Executive		10-K	4.11	333-153829	3/29/13
	Compensation Plan amended on March 25, 2013

4.12	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.13	Form of Securities Purchase Agreement - Jan - Mar 2010 offering		10-K	4.27	333-153829	3/31/10

4.14	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.15	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.16	Form of Securities Purchase Agreement - May 2010		8-K	10.01	333-153829	5/25/10

4.17	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.18**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant		S-8	4.03	333-171783	1/20/11

4.19	Form of Securities Purchase Agreement - January and February of 2011		8-K	10.01	333-153829	1/27/11

4.20	Form of Common Stock Purchase Warrant dated January and February of 2011		8-K	10.02	333-153829	1/27/11

4.21**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement		10-K	4.22	333-153829	3/30/11

4.22	Form of Securities Purchase Agreement dated April 2011		8-K	10.01	333-153829	5/03/11

4.23	Form of Common Stock Purchase Warrant dated April 2011		8-K	10.02	333-153829	5/03/11

4.24**	Form of Executive Deferred Compensation Plan		8-K	99.01	333-153829	7/08/11

4.25	Form of Common Stock Purchase Warrant issued to consultants in December of 2011		10-K	4.26	333-153829	3/06/12

4.26	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012		10-K	4.27	333-153829	3/06/12

4.27	Form of Securities Purchase Agreement for December 2012 through March 2013 Offering		8-K	10.01	333-153829	3/28/13

4.28	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering		8-K	4.01	333-153829	3/28/13

4.29	Form of Registration Rights Agreement for December 2012 through March 2013 Offering		8-K	10.02	333-153829	3/28/13

4.30	Form of Subscription Agreement or August 2013 Offering		8-K	10.01	333-153829	8/16/13

4.31	Form of Securities Purchase Agreement for August 2013 Offering		8-K	10.02	333-153829	8/16/13

4.32	Form of Registrants Rights Agreement for August 2013 Offering		8-K	10.03	333-153829	8/16/13

4.33	Form of Warrant from August 2013 Offering		8-K	10.04	333-153829	8/16/13

4.34	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering		S-1/A	4.34	333-194687	5/22/14

4.35	Form of Securities Purchase Agreement for May 2014 Registered Offering		S-1/A	10.12	333-194687	5/22/14

4.36	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	*

4.37	Form of Securities Purchase Agreement for June 2014 Private Placement	*

4.38	Form of Consultant Common Stock Purchase Warrant issued February and August 2014	*

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012		10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

10.10**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.11	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

