Form 10-Q
period 2014-09-30
GENSPERA INC
filed 2014-11-07
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTELY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 5, 2014 Registrant had 32,756,675 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2013 Annual Report on Form 10-K for the year ended December 31, 2013, which also includes “Risk Factors”, filed with the United States Securities and Exchange Commission or SEC, on March 3, 2014. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “registrant” refer to GenSpera, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2014), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the nine month period ended September 30, 2014 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2014. The interim financial statements and other information related to our company presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

In addition to the foregoing, other factors may influence our future performance including those factors discussed in the “Risk Factors” section of our 2013 Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future prospects.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,559	$3,587
Prepaid expenses	176	163
Total current assets	3,735	3,750
Office equipment, net of accumulated depreciation of $19 and $16	13	14
Intangible assets, net of accumulated amortization of $103 and $94	105	118
Other assets	3	3
Total assets	$3,856	$3,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,093	$1,270
Accrued expenses	1,340	1,250
Convertible notes – stockholder	105	105
Total current liabilities	2,538	2,625
Total liabilities	2,538	2,625

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 30,000,000 shares authorized, none issued and outstanding	‒	‒
Common stock, par value $0.0001 per share; 150,000,000 shares authorized, 32,736,675 and 27,252,966 shares issued and outstanding, respectively	3	3
Additional paid-in capital	39,038	33,642
Accumulated deficit	(37,723)	(32,385)

Total stockholders’ equity	1,318	1,260

Total liabilities and stockholders’ equity	$3,856	$3,885

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative	$1,035	$649	$2,553	$2,072
Research and development	760	686	2,788	2,268

Total operating expenses	1,795	1,335	5,341	4,340

Loss from operations	(1,795)	(1,335)	(5,341)	(4,340)

Gain on change in fair value of warrant derivative liability	–	330	–	1,096
Interest income (expense), net	2	–	3	(2)

Loss before provision for income taxes	(1,793)	(1,005)	(5,338)	(3,246)
Provision for income taxes	–	–	–	–

Net loss	$(1,793)	$(1,005)	$(5,338)	$(3,246)
Net loss per common share, basic and diluted	$(0.05)	$(0.04)	$(0.18)	$(0.14)

Weighted average shares outstanding	32,693,788	25,364,457	29,589,182	23,995,394

The accompanying notes are an integral part of these condensed unaudited financial statements.

GENSPERA, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2013	27,252,966	$3	$33,642	$(32,385)	$1,260
Stock-based compensation	–	–	1,196	–	1,196

Common stock and warrants issued as payment of services and consulting fees	353,498	–	423	–	423

Sale of common stock and warrants at $0.80 per share (Registered Offering)	4,163,961	–	3,331	–	3,331

Sale of common stock and warrants at $0.80 per share (Private Placement)	966,250	–	773	–	773

Issuance cost of sales of common stock and warrants	–	–	(327)	–	(327)

Net loss	–	–	–	(5,338)	(5,338)

Balance, September 30, 2014 (unaudited)	32,736,675	$3	$39,038	$(37,723)	$1,318

The accompanying notes are an integral part of these condensed unaudited financial statements.

GENSPERA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,338)	$(3,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	17
Stock-based compensation	1,619	1,194
Change in fair value of derivative liability	‒	(1,096)
Increase in operating assets:
Prepaid expenses	(13)	(118)
Increase in operating liabilities:
Accounts payable and accrued expenses	(87)	(180)
Cash used in operating activities	(3,801)	(3,429)

Cash flows from investing activities:
Acquisition of office equipment	(4)	(8)
Cash used in investing activities	(4)	(8)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	4,104	6,217
Proceeds from exercise of warrants	‒	405
Cost of common stock and warrants sold	(327)	(665)
Cash provided by financing activities	3,777	5,957

Net (decrease) increase in cash	(28)	2,520
Cash and cash equivalents, beginning of period	3,587	2,345
Cash and cash equivalents, end of period	$3,559	$4,865

The accompanying notes are an integral part of these condensed unaudited financial statements.

GENSPERA, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Our primary focus at the present time is the clinical development of our lead compound, mipsagargin (formerly referred to as G-202), a novel therapeutic agent with a unique mechanism of action. We have completed a Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of mipsagargin, in which we treated a total of 44 patients (includes Phase Ia and Ib), including two patients with hepatocellular carcinoma (HCC), or liver cancer, who experienced prolonged stabilization of disease up to eleven months after initiation of treatment. We are conducting a Phase II clinical trial of mipsagargin in patients with liver cancer, in which twenty-five patients have been treated as of October 24, 2014. Enrollment in our Phase II liver cancer trial is now closed.

In July 2014, we presented interim results from our Phase Ib and our ongoing Phase II study in liver cancer patients which indicated that 80% of patients treated with mipsagargin had stable disease (no tumor growth) at two months, and 50% of patients exhibited stable disease at 4 months on study. These results support our plans to continue the development of mipsagarin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications including glioblastoma, prostate cancer and renal cell carcinoma trials. Notwithstanding that the initial and interim data from our trials appear promising, the outcome of our trials is uncertain and our current or future trials may ultimately be unsuccessful.

We are also currently conducting a Phase II clinical trial in glioblastoma (a type of brain cancer), in which six patients have been treated as of October 24, 2014.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have a deficit accumulated of $37.7 million as of September 30, 2014. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates currently in development or we enter into cash flow positive business development transactions.

To date, we have generated no sales or revenues, have incurred significant losses and expect to incur significant additional losses as we advance mipsagargin through clinical studies. Consequently, our operations are subject to all the risks inherent in the establishment of a pre-revenue business enterprise as well as those risks associated with a company engaged in the research and development of pharmaceutical compounds.

Our cash and cash equivalents balance at September 30, 2014 was $3.6 million, representing 92% of our total assets. Based upon our current expected level of operating expenditures, we expect to be able to fund our operations for the next nine to twelve months. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

In the event financing is not obtained, we may pursue cost cutting measures as well as explore the sale of selected assets to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate any of our development programs or clinical trials, these events could have a material adverse effect on: our business, results of operations, and financial condition. These factors raise significant doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We incurred research and development expenses of approximately $0.8 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively. We incurred research and development expenses of approximately $2.8 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of September 30, 2014 and 2013, as they would be anti-dilutive:

	Nine months ended September 30,
	2014	2013
Shares underlying options outstanding	8,425,095	6,011,023
Shares underlying warrants outstanding	19,897,928	10,266,597
Shares underlying convertible notes outstanding	268,117	259,296
	28,591,140	16,536,916

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments with maturities of three months or less when acquired. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We previously recorded a warrant derivative liability for warrants with non-standard anti-dilution provisions. These warrants were either exercised or expired as of September 30, 2014.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This Update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands):

	Nine months ended September 30,
	2014	2013
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	$962	$999
Derivative liability reclassified to equity upon exercise of warrants	–	80

There was no cash paid for interest and income taxes for the three or nine months ended September 30, 2014 and 2013.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued compensation and benefits	$851	$1,040
Accrued research and development	278	82
Accrued other	211	128
Total accrued expenses	$1,340	$1,250

NOTE 6 – CONVERTIBLE NOTES PAYABLE

We previously entered into convertible notes with our chief executive officer pursuant to which we borrowed an aggregate of $0.2 million, with $0.1 million principal balance outstanding at September 30, 2014. The notes, which bear interest at a rate of 4.2% per annum and matured at various dates through December 6, 2011, are now considered due on demand. As of September 30, 2014, our chief executive officer has not demanded the payment of the outstanding principal and accrued interest. Accrued interest at September 30, 2014 and December 31, 2013 was approximately $29,000 and $26,000, respectively. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

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

On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the defendants’ motion to dismiss in the second case. On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case. In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256. Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. On January 2, 2014, Drs. Isaacs and Denmeade moved for summary judgment on the grounds that Mhaka’s claims are barred by the applicable statute of limitations, and GenSpera joined in the motion. On May 6, 2014, GenSpera moved separately for summary judgment, a motion that Dr. Denmeade and Isaacs joined in part.  On August 15, 2014 the Court conducted a hearing on the motions for summary judgment.  On September 12, 2014, the Court granted GenSpera’s motion for summary judgment as well as the motion for summary judgment filed by Drs. Denmeade and Isaacs.  Judgment in favor of GenSpera, Dr. Isaacs, and Dr. Denmeade was entered concurrently. On October 11, 2014, Mhaka filed notices of appeal with the United States Courts of Appeal for the Fourth Circuit and Federal Circuit.  Schedules for briefing and oral argument have not been set.

Because of the uncertain nature of litigation, the ultimate outcome of the appeal and the litigation cannot be predicted and we may incur additional legal expenses related to this matter in the future.

NOTE 8 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

In August 2014, we issued an aggregate of 25,000 units to consultants as payment for business and advisory services valued at approximately $20,000 in total. Each unit consists of one share of our common stock, and one-half of one Series D common stock purchase warrant. The units are substantially similar to the units issued in our June 2014 private placement. Each warrant has an exercise price of $1.15 per share, is immediately exercisable and separately transferable from the common shares and expires on the five year anniversary of the date of issuance. In August 2014, we also issued a total of 189,364 common shares, valued at approximately $169,000, as partial payment for investor and media relations services.

In February 2014, we entered into an agreement with H.C. Wainwright to serve as our exclusive advisor for a proposed offering of our securities. Pursuant to the placement agent agreement, we agreed to a cash placement fee equal to 8% of the aggregate gross proceeds to us from the sale of our securities and to issue the placement agent warrants to purchase shares of common stock equal to 8% of the common stock sold in such offering (excluding shares of common stock issuable upon the exercise of any warrants issued in the offering), provided that, with respect to sales to certain prior investors, we agreed to pay a cash placement agent fee of 4% of the aggregate gross proceeds from such prior investors and issue the placement agent warrants to purchase shares of common stock equal to 4% of the common stock sold to such investors. In June 2014, we completed a registered offering of our securities, see Equity Financing section below for further information regarding this transaction.

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

During the nine months ended September 30, 2014, no warrants were exercised into common shares. During the nine months ended September 30, 2013, 325,670 warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $404,000, and one million warrants were exercised on a cashless basis into 537,722 common shares.

Equity Financing

On May 23, 2014, our registration statement on Form S-1 (File No. 333-194687) was declared effective by the United States Securities and Exchange Commission. Pursuant to the registration statement, we offered and sold 4,163,961 units, each consisting of: (i) one share of our common stock, (ii) one-half of one Series A common stock purchase warrant, (iii) one Series B common stock purchase warrant and (iv) one Series C common stock purchase warrant. The units were sold at a public offering price of $0.80 per unit. The offering commenced on May 28, 2014 and did not terminate before all of the securities registered in the registration statement were sold. On June 3, 2014, we closed the sale of such securities, resulting in net proceeds to us of approximately $3.0 million after deducting placement agent fees and expenses of $278,000 and other offering expenses of approximately $64,000, including the reimbursement of placement agent’s counsel of $50,000. The placement agent also received common stock purchase warrants to purchase 326,817 shares on substantially the same terms as the Series A warrants.

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

In June 2014, we are also offered and sold 966,250 units in a private placement to certain accredited investors with whom we had a prior relationship or who were shareholders. Each unit was priced at $0.80 and consisted of one share of our common stock, and one-half of one Series D common stock purchase warrant. Each Series D warrant has an exercise price of $1.15 per share, is immediately exercisable and separately transferable from the shares and will expire on the five year anniversary of the date of issuance.

NOTE 9 – STOCK OPTIONS

Our 2009 Executive Compensation Plan (“2009 Plan”) and our 2007 Equity Compensation Plan (“2007 Plan”) allow for the issuance of up to 6,000,000 shares of common stock each, or 12,000,000 in the aggregate. Collectively, the 2009 Plan and 2007 Plan are referred to as “the Plans.”

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of operations for the three months ended September 30, 2014 and 2013 was approximately $37,000 and $46,000, respectively. Total stock-based compensation expense recognized for the nine months ended September 30, 2014 and 2013 was $1,146,000 and $1,192,000, respectively, of which $962,000 and $958,000 was accrued as of December 31, 2013 and 2012, respectively. The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2013	6,050,623	$1.82
Granted	2,499,472	$1.31
Exercised	—	—
Forfeited	(125,000)	$1.50
Outstanding at September 30, 2014	8,425,095	$1.68	4.1	$103

Exercisable at September 30, 2014	8,178,045	$1.70	4.0	$97

As of September 30, 2014, there was approximately $89,000 of total unrecognized compensation cost related to non-vested stock options which vest over time. That cost is expected to be recognized over a weighted-average period of approximately one year. As of September 30, 2014, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options.

During the nine months ended September 30, 2014, we issued options to purchase 1,948,902 and 159,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, we issued options to purchase 391,570 shares of common stock to consultants and advisors. During the nine months ended September 30, 2013, we issued options to purchase 1,221,972 and 114,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, we issued options to purchase 140,423 shares of common stock to consultants and advisors. During the nine months ended September 30, 2014 and 2013, no options were exercised.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Volatility	55.6%	58.7%
Expected term (years)	3.3	3.9
Risk-free interest rate	0.6%	0.7%
Dividend yield	0%	0%

NOTE 10 – WARRANTS AND DERIVATIVE WARRANT LIABILITY

We account for common stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. We classify derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant. At September 30, 2014, all outstanding liability-classified warrants were either exercised or had expired.

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2013	10,216,597	$2.56
Granted	11,467,847	$0.95
Exercised	—	—
Forfeited	(1,786,516)	$2.85
Outstanding at September 30, 2014	19,897,928	$1.61	2.1	$17

Exercisable at September 30, 2014	19,897,928	$1.61	2.1	$17

During the nine months ended September 30, 2014, no warrants were exercised. During the nine months ended September 30, 2013, 325,670 warrants were exercised into an equivalent number of common shares for which we received approximately $404,000 in proceeds, and 1,000,000 warrants were exercised on a cashless basis into 537,722 common shares.

The following table summarizes outstanding common stock purchase warrants as of September 30, 2014:

	Number of shares	Weighted- average exercise price	Expiration
Equity–classified warrants
Issued to consultants	1,045,759	$2.22	May 2015 through August 2019
Issued pursuant to 2010 financings	1,022,943	$3.38	January 2015 through May 2015
Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
Issued pursuant to 2013 financings	4,376,228	$1.97	December 2017 through August 2023
Issued pursuant to 2014 financings	11,219,847	$0.93	March 2015 through June 2019
	19,897,928

Equity-classified Warrants

During the nine months ended September 30, 2014, in connection with our registered offering, we issued an aggregate of 10,736,722 common stock purchase warrants, including 10,409,905 issued to investors and 326,817 issued to the placement agents. The warrants were issued with exercise prices between $0.85 and $1.15 per share. Additionally, we also issued 483,125 common stock purchase warrants to investors in our June 2014 private offering. The warrants have an exercise price of $1.15 per share.

During the nine months ended September 30, 2014, we also issued warrants to consultants to purchase 248,000 shares of common stock as compensation for business and advisory services. The common stock purchase warrants have exercise prices of between $1.15 and $3.00 per share, are immediately exercisable and expire on the five year anniversary of the date of issuance. The per share weighted-average fair value of the warrants granted to consultants during 2014 was estimated at $0.36 per share on the date of grant. During the nine months ended September 30, 2013, no warrants were issued to consultants. Total stock-based compensation expense of approximately $90,000 and $2,000 was recognized for warrants and included in the statement of operations for the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2013, in connection with the offering of our securities, we issued an aggregate of 776,204 common stock purchase warrants, including: 686,420 pursuant to closings in January 2013 and March 2013; 18,410 to the placement agent; and 71,374 additional warrants issued to investors that participated in the December 2012 closing. All warrants were issued with an exercise price of $3.00 per share. In connection with our August 2013 Offering, the Company issued an aggregate of 3,600,024 common stock purchase warrants, including: 3,333,356 issued to investors, and 266,668 to the placement agents. All warrants were issued with an exercise price of $ 1.75 per share.

Liability-classified Warrants

We have assessed our outstanding equity-linked financial instruments and have concluded that certain of our warrants are subject to derivative accounting as a result of certain non-standard anti-dilution provisions contained in the warrants. The fair value of these warrants is classified as a liability in our financial statements with the change in fair value during the periods presented, recorded in the statement of operations. At September 30, 2014, all outstanding liability-classified warrants were either exercised or had expired.

We did not record a gain or loss during the three or nine months ended September 30, 2014, as the outstanding liability-classified warrants were either exercised or had expired. We recorded a gain of $0.3 million and $1.1 million during the three and nine months ended September 30, 2013, respectively, related to the change in fair value of the warrant derivative liability during that period.

NOTE 11 – SUBSEQUENT EVENTS

In October 2014, we granted an aggregate of 20,000 shares of common stock, valued at approximately $15,000, to a consultant for business advisory services provided to the Company.

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

Our major focus for the next twelve to eighteen months is the ongoing Phase II clinical trial of mipsagargin in patients with liver cancer, the ongoing Phase II clinical trial in patients with glioblastoma, and initiating enrollment in Phase II clinical studies in patients with prostate cancer and renal cell carcinoma.

We plan to develop subsequent randomized studies to further develop mipsagargin with a goal of seeking United States Food and Drug Administration or FDA approval for marketing. Notwithstanding that the initial and interim data from our trials appear promising, the outcome of our trials is uncertain and our current or future trials may ultimately be unsuccessful.

Recent Developments

•	We have treated twenty-five patients in our Phase II liver cancer trial and six patients in our Phase II glioblastoma trial. Patient enrollment in our Phase II liver cancer trial is now closed.

•	In August 2014, we were notified that the World Health Organization’s or the WTO’s International Nonproprietary Name group or the INN recommended the generic name “mipsagargin” for our lead compound G-202. Mipsagargin was also recommended by the United States Adopted Names Council of the American Medical Association.

•	In July 2014, we presented interim results from our Phase Ib and our ongoing Phase II study in liver cancer patients, indicating that 80% of patients treated with mipsagargin had stable disease (no tumor growth) at two months, and 50% of patients exhibited stable disease at 4 months on study.

•	On June 24, 2014, we completed a private offering of our securities resulting in net proceeds to us of approximately $0.8 million.

•	On June 3, 2014, we completed a registered offering of our securities resulting in net proceeds to us of approximately $3.0 million.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. As a result, since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through private sales of our equity securities. We have never been profitable and, as of September 30, 2014, we had an accumulated deficit of approximately $37.7 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

In June 2014, we completed a registered offering of our securities in which we sold 4.2 million units, which resulted in net proceeds of approximately $3.0 million. During June 2014, we also initiated and completed a private placement of our securities to certain of our accredited prior shareholders and investors in which we sold 966,250 units resulting in approximately $0.8 million in net proceeds. Our cash and cash equivalents balance at September 30, 2014 was approximately $3.6 million, representing 92% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operation for the next nine to twelve months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

We anticipate raising additional cash needed through the private or public sales of equity or debt securities, collaborative arrangements, or a combination thereof, to continue to fund our operations and the development of our product candidates. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source.

Product Development of Mipsagargin

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

Our current product development plan of mipsagargin contemplates the following major initiatives:

•	Conducting a Phase II clinical study in patients with liver cancer.

•	In the first quarter of 2014, we entered into a collaborative arrangement and initiated our Phase II clinical trial in patients with glioblastoma (a form of brain cancer). This trial is being conducted at the University of California San Diego Moores Cancer Center, and is expected to enroll up to 34 patients.

•	Initiation of a Phase II clinical study in patients with prostate cancer via a collaborative agreement with a single site in the U.S.

•	Initiation of enrollment in a Phase II clinical study in patients with renal cell carcinoma via a collaborative agreement with a single site in the U.S.

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

Result of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended September 30, 2014 and 2013. We do not anticipate generating any revenues during 2014. Net loss for the three months ending September 30, 2014 and 2013 were approximately $1.8 million and $1.0 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.8 million and $1.3 million during the three months ended September 30, 2014 and 2013, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended September 30,		Change in 2014 versus 2013
	2014	2013	$	%
Operating Expenses	(amount in thousands)
General and administrative	$1,035	$649	$386	59%
Research and development	760	686	74	11%
Total operating expenses	$1,795	$1,335	$460	34%

General and Administrative

General and administrative expenses totaled approximately $1.0 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively. The increase of approximately $0.4 million, or 59%, for the three months ended September 30, 2014, compared to the same period in 2013 is primarily the result of an increase in professional fees and consulting expenses, as well as an increase in conference fees and related costs.

The increase in professional and consulting expenses is the result of issuing common stock and warrants to consultants for support with business and advisory services. Additionally, conference fees and related costs increased due to convening an expert medical advisory panel to obtain advice and guidance as we finalize our clinical development strategy given the positive interim results from our Phase II study in liver cancer patients.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Research and Development Expenses

Research and development expenses totaled approximately $0.8 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively. The increase of approximately $0.1 million, or 11%, for the three months ended September 30, 2014, compared to the same period in 2013 was primarily attributable to increases related to manufacturing and clinical development costs of approximately $130,000, which were partially offset by a decrease in legal and patent costs.

Manufacturing costs increased over the prior year as we further develop our manufacturing process in anticipation of providing clinical trial material to support our ongoing clinical studies, as well as engaging a third party to evaluate the manufacturing of our therapeutic compound. Clinical trial costs increased as a result of an increased number of patients enrolled in our Phase II study in liver cancer. Legal and patent costs declined as we substantially completed the legal process in our outstanding legal matter, for which we were granted a summary judgment in September 2014. Such summary judgment is now under appeal. Because of the uncertain nature of litigation, the ultimate outcome of the appeal and the litigation cannot be predicted and we may incur additional legal expenses related to this matter in the future.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation and consulting costs, and patent related costs.

Gain (loss) on change in fair value of warrant derivative liability

There was no gain (loss) on change in fair value of warrant derivative liability during the three months ended September 30, 2014 compared to an approximately $0.3 million gain during the three months ended September 30, 2013. The change in the fair value of warrant derivative liability in the prior year resulted primarily from the reduction in the expected term and from changes in our stock price during the reported periods. Refer to our Notes to Unaudited Condensed Financial Statements for further discussion on our warrant liability.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

We did not have revenue during the nine months ended September 30, 2014 and 2013. Net loss for the nine months ending September 30, 2014 and 2013 were approximately $5.3 million and $3.2 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $5.3 million and $4.3 million during the nine months ended September 30, 2014 and 2013, respectively. The increase in operating expenses is the result of the following factors.

	Nine months ended September 30,		Change in 2014 versus 2013
	2014	2013	$	%
Operating Expenses	(amount in thousands)
General and administrative	$2,553	$2,072	$481	23%
Research and development	2,788	2,268	520	23%
Total operating expenses	$5,341	$4,340	$1,001	23%

General and Administrative

General and administrative expenses totaled approximately $2.6 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of approximately $0.5 million, or 23%, for the nine months ended September 30, 2014, compared to the same period in 2013, was primarily attributable to an increase in stock-based compensation, conference fees, professional fees and consulting expenses, partially offset by a decrease in legal fees.

The increase in professional and consulting expenses is the result of issuing common stock and warrants to consultants for support with business and advisory services. Additionally, conference fees and related costs increased due to convening an expert medical advisory panel to obtain advice and guidance as we finalize our clinical development strategy given the positive interim results from our Phase II study in liver cancer patients.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Research and Development Expenses

Research and development expenses totaled approximately $2.8 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of approximately $0.5 million, or 23%, for the nine months ended September 30, 2014, compared to the same period in 2013, was primarily attributable to increases related to manufacturing of approximately $525,000, as well as an increase in legal and patent costs of $80,000, which were partially offset by a decrease in personnel-related costs.

Manufacturing costs increased over the prior year as we further develop our manufacturing process in anticipation of providing clinical trial material to support our ongoing clinical studies, as well as engaging a third party to evaluate the manufacturing of our therapeutic compound. Legal and patent costs increased as we finalized our outstanding legal matter, for which we were granted a summary judgment in September 2014. Such summary judgment is now under appeal. Because of the uncertain nature of litigation, the ultimate outcome of the appeal and the litigation cannot be predicted and we may incur additional legal expenses related to this matter in the future.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation and consulting costs, and patent related costs.

Gain (loss) on change in fair value of warrant derivative liability

There was no gain (loss) on change in fair value of warrant derivative liability during the nine months ended September 30, 2014 compared to an approximately $1.1 million gain during the nine months ended September 30, 2013. The change in the fair value of warrant derivative liability in the prior year resulted primarily from the reduction in the expected term and from changes in our stock price during the reported periods. Refer to our Notes to Unaudited Condensed Financial Statements for further discussion on our warrant liability.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $37.7 million as of September 30, 2014 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations primarily through the sale of our equity securities and the exercise of warrants, resulting in gross proceeds of approximately $29.2 million, and net proceeds of approximately $28.1 million. Cash and cash equivalents at September 30, 2014 was approximately $3.6 million.

Based on our current level of expected operating expenditures, we expect to be able to fund our operations for the next nine to twelve months. This assumes that we spend minimally on general operations and only continue conducting our ongoing Phase II clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period.

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

	Nine months ended September 30,		Change in 2014 versus 2013
	2014	2013	$	%
	(amount in thousands)
Cash at beginning of period	$3,587	$2,345	$1,242	53%
Net cash used in operating activities	(3,801)	(3,429)	(372)	(11)%
Cash used in investing activities	(4)	(8)	4	50%
Net cash provided by financing activities	3,777	5,957	(2,180)	(37)%
Cash at end of period	$3,559	$4,865	$(1,306)	(27)%

Cash totaled approximately $3.6 million and $4.9 million as of September 30, 2014 and 2013, respectively. The decrease of approximately $1.3 million at September 30, 2014 compared to the same period in 2013 was primarily attributable to a decrease of $2.2 million in cash provided by financing activities, partially offset by approximately $1.2 million more in cash at the beginning of 2014 compared to the beginning of 2013.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $3.8 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash used for operations during the nine months ended September 30, 2014, compared to the same period in 2013, was primarily attributable to an increase of $2.1 million in our net loss as compared to prior year, partially offset by the change of $1.1 million in the fair value of our derivative liability in prior year. The increase in our net loss for the nine months ended September 30, 2013 was primarily a result of increases in both general and administrative costs, as well as research and development related costs, related to manufacturing, professional fees and consulting expenses, legal and patent costs.

Net Cash Provided by Financing Activities

Cash provided by financing activities was approximately $3.8 million and $6.0 million for the nine months ended September 30, 2014, and 2013, respectively. The decrease in cash provided by financing activities for the nine months ended September 30, 2014, compared to 2013, is attributable to the sale of $4.1 million of our securities in June 2014, compared to $6.6 million for the prior year from the sale of our securities and the exercise of outstanding warrants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer (who is also our CEO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2014. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of September 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first nine months of 2014 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On January 24, 2013, the Court heard GenSpera’s motion for summary judgment in the original case and the defendants’ motion to dismiss in the second case. On May 1, 2013, the Court granted GenSpera’s motion for summary judgment in the original case. In its order, the Court stated that it would proceed to issue a declaratory judgment establishing that Mhaka should not be added to the two patents at issue as an additional inventor pursuant to 35 U.S.C. § 256. Reserving any ruling on the issue of whether Mhaka’s state law tort claims are preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. On January 2, 2014, Drs. Isaacs and Denmeade moved for summary judgment on the grounds that Mhaka’s claims are barred by the applicable statute of limitations, and GenSpera joined in the motion. On May 6, 2014, GenSpera moved separately for summary judgment, a motion that Dr. Denmeade and Isaacs joined in part.  On August 15, 2014 the Court conducted a hearing on the motions for summary judgment.  On September 12, 2014, the Court granted GenSpera’s motion for summary judgment as well as the motion for summary judgment filed by Drs. Denmeade and Isaacs.  Judgment in favor of GenSpera, Dr. Isaacs, and Dr. Denmeade was entered concurrently. On October 11, 2014, Mhaka filed notices of appeal with the United States Courts of Appeal for the Fourth Circuit and Federal Circuit.  Schedules for briefing and oral argument have not been set.

Because of the uncertain nature of litigation, the ultimate outcome of the appeal and the litigation cannot be predicted and we may incur additional legal expenses related to this matter in the future.

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing by June 2015.

Our cash and cash equivalents balance at September 30, 2014 was $3.6 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next nine to twelve months from that date. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, or cease operations altogether or file for bankruptcy. Any such change may materially harm our business, financial condition, and operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2013 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Although in June 2014 we were able to raise $4.1 million through the offering of our securities, our current cash level still raises substantial doubt about our ability to continue as a going concern past June 2015. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Risks Relating to Our Stage of Development and Business

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through September 30, 2014, we have raised approximately $29.2 million through the sale of our securities. During this same period, we have recorded accumulated deficit totaling approximately $37.7 million. Our net losses for the two most recent fiscal years ended December 31, 2013 and 2012 and for the nine months ended September 30, 2014, were $5.3 million, $6.9 million and $5.3 million, respectively. None of our products in development have received approval from the FDA, or other regulatory authorities; we have no sales and have never generated product revenues nor expect to for the foreseeable future, if at all. Currently, our only product candidate in development is mipsagargin, which is being tested in Phase II clinical trials. We expect to incur significant operating losses for the foreseeable future as we continue the research and clinical development of our product candidates. Accordingly, we need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital includes the sale of our securities or a strategic licensing or collaboration transaction involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution, which may be significant. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

All of our product candidates are at an early stage of development and we may never succeed in developing and/or commercializing them. If we are unable to commercialize mipsagargin or any of our other product candidates, or if we experience significant delays in doing so, our business may fail.

Our product candidates are at various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval to market and sell such products. To date, we have dedicated substantially all of our efforts and financial resources to the development of mipsagargin and depend heavily on its success. We will need to devote significantly more research and development efforts, financial resources and personnel to develop commercially viable products and obtain regulatory approvals. We may encounter hurdles and unexpected issues as we proceed in the development of mipsagargin and our other product candidates. Although initial data from our clinical trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful. There are many reasons that we may not succeed in our efforts to develop our product candidates, including the possibility that:

•	we may be unable to enroll sufficient patients to complete our clinical studies in a timely manner;

•	unexpected safety issues may occur;

•	our product candidates may be deemed ineffective, unsafe or will not receive regulatory approvals;

•	our product candidates may be too expensive to manufacture or market or will not achieve broad market acceptance;

•	third parties may claim proprietary rights that may prevent us from marketing our product candidates; or

•	our competitors may market products that are perceived by the medical community to be equivalent or superior.

If we fail to develop and successfully commercialize our product candidates, our business may be materially harmed and could fail.

We have only two full-time employees, a limited operating history, and may not be able to effectively operate our business.

Our limited staff and operating history means that there is a high degree of uncertainty in our ability to:

•	develop and commercialize our technologies and proposed products;

•	obtain regulatory approval to commence the marketing of our products;

•	identify, hire and retain any needed additional personnel in order to implement our business plan, including pre-clinical and clinical testing;

•	manage growth;

•	achieve market acceptance or insurance reimbursement for any of our proposed products, if successfully developed; or

•	respond to competition.

No assurances can be given as to exactly when, if at all, we will be able to fully develop, and take the necessary steps to derive any revenues from our proposed products candidates.

Raising capital may be difficult as a result of our history of losses and limited operating history.

When making investment decisions, investors typically look at a company’s earnings and historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our history of losses and relatively limited operating history makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are acceptable. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

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

The degree of market acceptance of our products, if developed, will depend on a number of factors, including but not limited to:

•	our ability to demonstrate the clinical efficacy and safety of our proposed products to the medical community;

•	our ability to create products that are superior to alternative products;

•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•	the reimbursement policies of government and third-party payors.

If the health care community does not accept our products, our business could be materially harmed.

Our competitors in the biotechnology and pharmaceutical industries have significantly greater resources than we have.

We compete against numerous companies, many of which have substantially greater resources than we have. Several such competitors have research programs and/or efforts to treat the same diseases we target. Companies such as Merck & Co., Inc., Ipsen, Johnson & Johnson, and Sanofi S.A., as well as others, have substantially greater financial, research, manufacturing and marketing resources than we do. As a result, such competitors may find it easier to compete in our industry and bring competing products to market.

Risks Related to Manufacturing Our Product Candidates

We intend to rely exclusively upon third-party FDA-regulated manufacturers and suppliers for our proposed products.

We currently have no internal manufacturing capability, and intend to rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, the failure of any of our third-party FDA regulated manufactures or suppliers to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development plans. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or secure third party suppliers for raw materials. In the event we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our proposed products. Moreover, we cannot give any assurance that the contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize our product candidates.

Our business plan relies heavily on third party collaborators, partners, licensees, clinical research organizations, clinical investigators, vendors or other third parties to support our research and discovery efforts and to conduct clinical trials for our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, these third parties on commercially reasonable basis, if at all. Additionally, to commercialize our proposed products, we intend to rely on third party licensees or the outright sale of our proposed products to a major pharmaceutical partner. If we fail to establish or maintain such third-party relationships as anticipated, we could experience delays in the development or commercialization of our proposed products.

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

Our business is dependent upon securing and importing sufficient quantities of seeds from the plant, Thapsia garganica, which grows in very specific locations outside of the United States.

The therapeutic component of our proposed products, including mipsagargin, is referred to as 12ADT. 12ADT is derived from the seeds of a plant referred to as Thapsia garganica, which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that Thapsia garganica will continue to grow in sufficient quantities to produce a commercial supply or that the countries from which we can secure Thapsia garganica will continue to allow the collect and/or export of such seeds. The process of importing Thapsia garganica seeds is subject to U.S. import and export laws and controls. Our supply agreement with Thapsibiza, SL (our sole supplier) expires on April 6, 2017 or April 6, 2022 if extended. In the event we are no longer able to obtain these seeds in the future, we may not be able to produce our proposed drug and our business will be adversely affected.

We may be required to expend significant capital to locate, secure and finance land for cultivation and harvesting of Thapsia garganica.

We believe that we can satisfy our needs for the clinical development of mipsagargin, through completion of Phase III clinical studies, from Thapsia garganica that grows naturally in the wild. In the event mipsagargin is approved for commercial marketing, our current supply of Thapsia garganica may not be sufficient for the anticipated demand. In order to secure sufficient quantities of Thapsia garganica for the commercialization of mipsagargin, we would need to secure adequate acreage of land to cultivate and grow Thapsia garganica. We have not yet fully assessed the amount of land or other costs that would be associated with a full-scale farming operation. There can be no assurances that we will be able to secure sufficient acres of land, or the capital to purchase or lease such land, to grow sufficient quantities of Thapsia garganica to manufacture mipsagargin on a commercial scale. Our inability to secure adequate seeds to commercialize mipsagargin, if approved for marketing, could adversely impact our business.

The synthesis of 12ADT must be conducted in special facilities, which limits the locations where we may manufacture 12ADT.

We are required to manufacture the 12ADT that is to be used in our clinical trials in FDA approved facilities. There are a limited number of manufacturing facilities qualified to handle and manufacture toxic therapeutic agents and compounds. This limits the potential number of manufacturing sites for our therapeutic compounds derived from Thapsia garganica. No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for the manufacturing of our therapeutic compounds, we may not be able to complete our clinical trials and our business and future prospects would be adversely affected.

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

We instituted a declaratory judgment action in the United States District Court of Maryland on March 12, 2012. We, as the licensee, are seeking a declaratory judgment that the current named inventors on U.S. Patent Nos. 7,468,354 and 7,767,648 are the only inventors of the underlying inventions. On November 1, 2012, the defendant in the case filed a complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). The complaint alleges certain common-law torts. On September 12, 2014, the Court granted GenSpera’s motion for summary judgment as well as the motion for summary judgment filed by Drs. Denmeade and Isaacs. Judgment in favor of GenSpera, Dr. Isaacs, and Dr. Denmeade was entered concurrently. On October 11, 2014, Mhaka filed notices of appeal with the United States Courts of Appeal for the Fourth Circuit and Federal Circuit. Although summary judgment has already been granted, Mhaka appeal makes the ultimate outcome of the above mentioned litigation uncertain. As a result of such uncertainty, we are unable to reasonably estimate the impact of such litigation at this time. See the section of this Quarterly Report entitled “Legal Proceedings”.

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

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights. If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court might decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court could refuse to stop the other party on the ground that such other party’s activities do not infringe on our rights contained in these patents.

Furthermore, a third party may claim that we are using inventions covered by their patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court would order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

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

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the capital necessary to continue our operations.

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

We may not be able to adequately protect our intellectual property.

We rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others do not develop the same or similar technologies on their own. Additionally research with regard to our technologies has been performed in countries outside of the United States. The laws in some of those countries may not provide protection for our trade secrets and intellectual property. We have taken steps, including entering into confidentiality agreements with our employees, consultants, service providers, and potential strategic partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us are our property. However, these agreements may not be honored, including in foreign countries in which we conduct research, and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

Risks Relating to Marketing Approval and Government Regulations

Thapsia garganica is highly toxic and we may be liable for any contamination or injury we may cause or any environmental and safety law we may violate.

The therapeutic component of our products, including our lead product mipsagargin, is highly toxic. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures and the handling of toxic materials. We may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations. Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the clean-up of toxic substances could subject us to significant liabilities, including joint and several liabilities under certain statutes. Although we feel this risk may be minimized through our use of third parties, it is possible that the employees of such contractors could suffer medical issues related to the handling of these toxic agents and subsequently seek compensation from us via, for example, litigation. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. No assurances can be given, despite our contractual relationship with the third-party contractor, that we would not be the subject of litigation. Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations, which would adversely affect our business.

Data obtained from clinical trials are susceptible to varying interpretations and may not be sufficient to support approval by the FDA, which could delay, limit or prevent regulatory clearances.

The design of our clinical trials is based on many assumptions about the expected effect of our product candidate and if those assumptions are incorrect, our clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of early clinical trials. Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that may be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. Our products may not prove to be safe and effective in clinical trials and may not meet all regulatory requirements needed to receive regulatory approval. The resulting delays to commercialization could materially harm our business. Although initial data from our trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful. Our clinical trials may among other things, not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through expensive, lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. Our proposed products are subject to extensive regulation and/or acceptance by numerous governmental authorities in the United States, including the FDA, and authorities in other countries. Most of our proposed products will require governmental approval before they can be commercialized. If we are unable to obtain regulatory approvals for our products at all or in a timely manner, we may not be able to grow as quickly as expected, or at all, and the loss of anticipated revenues could reduce our ability to fully fund our operations and to otherwise execute our business plan. Our failure to receive the regulatory approvals in the United States would likely cause us to cease operations and go out of business.

As we develop additional new products, we are required to determine what regulatory requirements, if any, we must comply with in order to market and sell such proposed products both in the United States and worldwide. The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all. If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets. We intend to work diligently to assure compliance with all applicable regulations that impact our business. We can give no assurance, however, that we will be able to obtain regulatory approval for our products. We also cannot assure that additional regulations will not be enacted in the future that would be costly or difficult to satisfy. Our failure to receive regulatory approvals in the United States in a timely manner or comply with newly enacted additional regulation could cause us to cease operations and go out of business. Because our products are in various stages of development, we expect that significant research and development, financial resources, and personnel would be required to develop commercially-viable products that can obtain regulatory approval.

The regulatory process, which includes clinical validation of many of our proposed products to establish their safety and effectiveness, can take many years and require the expenditure of substantial financial and other resources. Data obtained from clinical validation activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for marketing authorization during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect our marketing of products developed and our ability to generate commercial product revenues.

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

Positive results from pre-clinical studies and our clinical trials of mipsagargin should not be relied upon as evidence that our clinical trials will succeed. Even if our proposed product achieves positive results in our ongoing Phase II studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we could experience potentially significant delays in, or be required to abandon, development of that product candidate. Although initial data from our trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful.

We may be unable to complete our Phase II clinical trials of mipsagargin if we do not have adequate enrollment or capital to finance the studies.

We are conducting separate Phase II clinical trials in patients with liver cancer, glioblastoma and prostate cancer and we anticipate commencing a clinical trial in renal cancer. The initiation, continuation and/or completion of these trials are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

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

The market prices for securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, such as ours, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, particularly the results of our clinical trials of mipsagargin;

•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;

•	additions or departures of key personnel;

•	loss of any strategic relationship;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;

•	regulatory developments in the United States or foreign countries; and

•	economic, political and other external factors.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ with broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2014 we have issued and outstanding 32,736,675 shares of common stock and we have 31,996,045 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of September 30, 2014, we had no shares of preferred stock issued and outstanding.

Accordingly, we are entitled to issue up to 85,267,280 additional shares of common stock and 30,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of September 30, 2014, we had 32,736,675 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of September 30, 2014, we had reserved for issuance (i) 268,117 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 19,897,928 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.61 per share; and (iii) 8,425,095 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.68 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

As of September 30, 2014, our officers and scientific advisors owned approximately 19% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including amending our certificate of incorporation and bylaws, approving mergers or other changes of corporate control, and approving going private transactions and other extraordinary transactions, any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

A Delaware corporation may opt out of the Delaware anti-takeover laws if its certificate of incorporation or bylaws so provides. We have not opted out of the provisions of the anti-takeover laws. As such, these laws could prohibit or delay mergers or other takeover or change of control transactions and may discourage attempts by other companies to acquire us.

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

Our certificate of incorporation and bylaws, as applicable, among other things (i) provide our board with the ability to alter the bylaws without stockholder approval and (ii) provide that vacancies on our board of directors may be filled by a majority of directors in office. These provisions, while designed to reduce vulnerability to an unsolicited acquisition proposal, and to discourage certain tactics used in proxy fights, may negatively impact a third-party’s decision to acquire us even if it would be beneficial to shareholders.

If securities or industry analysts do not publish research or reports or if they publish unfavorable research or reports, an active market for our common stock may not develop and the price of our common stock could decline.

We are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we come to the attention of such persons, they may be reluctant to follow or recommend an unproven company such as ours until such time as we became more seasoned and viable. Generally, the trading market for a company’s securities depends in part on the research and reports that securities or industry analysts publish. We currently have limited research coverage by securities and industry analysts who are not very well known. As a consequence, there may be periods of time when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer with significant research coverage. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or if developed, will be sustained, or that current trading levels could be sustained or not diminish. In addition, in the event any analysts downgrades our securities, the price of our shares would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume, if any, to decline.

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

•	In February 2014, we entered into an agreement for method development by a contract manufacturer and issued an aggregate of 91,334 shares of common stock as compensation.

•	In February 2014, we entered into an agreement to grant an aggregate of 47,800 shares of common stock to a consultant, which shares vest at the rate of 7,800 shares upon execution of the agreement and 10,000 shares per month for four months. These shares are being granted for business advisory services. In addition, the consultant was issued a warrant to purchase 96,000 shares of common stock with an exercise price of $3.00 per share. The warrant is substantially similar to the warrants issued in our March 2013 offering.

•	In June 2014, we offered and sold 966,250 units, in a private placement to certain accredited investors with whom we had a prior relationship or who were shareholders. Each unit consists of: (i) one (1) share of common stock, and (ii) one-half of one Series D common stock purchase warrant. The price was $0.80 per unit, and resulted in gross proceeds of approximately $0.8 million. The warrants have a term of five years and entitle the holders to purchase our common stock at a price per share of $1.15 per share. As part of the transaction, the investors agreed to a contractual six month lockup restricting their ability to sell or transfer the securities. Additionally, in the event that the shares underlying the warrants are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.

•	In August 2014, we issued an aggregate of 25,000 units to consultants as payment for approximately $25,000 of business and advisory services. Each unit consists of one share of our common stock, and one-half of one Series D common stock purchase warrant. The units are substantially similar to the units issued in our June 2014 private placement disclosed above.

•	In August 2014, we issued a total of 189,364 common shares as partial compensation for investor and media relations services. The services associated with the shares were valued at approximately $169,000 in total. Of the shares issued, 120,000 are subject to monthly vesting over the next 12 months.

•	In August 2014, we issued warrants to purchase an aggregate of 139,500 shares of common stock as compensation for business and advisory services. We valued the services at approximately $46,000. The warrants have an exercise price of $1.15 per share, a term of five years and provide for cashless exercise if the shares underlying the warrants are not registered.

•	In October 2014, we issued a total of 20,000 common shares as partial compensation for business advisory services. The services associated with the shares were valued at approximately $15,000 in total.

Use of Proceeds

On May 23, 2014, our registration statement on Form S-1 (File No. 333-194687) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 4,163,961 units at a public offering price of $0.80 per unit. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the Securities and Exchange Commission on May 30, 2014 pursuant to Rule 424(b).

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

GENSPERA, INC.

Date: November 7, 2014	/s/ Craig Dionne
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/4/13

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to Craig Dionne		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and Craig Dionne		8-K	10.02	333-153829	2/20/09

4.07	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.11**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.12	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.13	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.14	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.15	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.16**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant		S-8	4.03	333-171783	1/20/11

4.17	Form of Securities Purchase Agreement - January and February of 2011	8-K	10.01	333-153829	1/27/11

4.18	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.19**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.20	Form of Securities Purchase Agreement dated April 2011	8-K	10.01	333-153829	5/03/11

4.21	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.22**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.23	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.24	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.25	Form of Securities Purchase Agreement for December 2012 through March 2013 Offering	8-K	10.01	333-153829	3/28/13

4.26	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.27	Form of Registration Rights Agreement for December 2012 through March 2013 Offering	8-K	10.02	333-153829	3/28/13

4.28	Form of Subscription Agreement or August 2013 Offering	8-K	10.01	333-153829	8/16/13

4.29	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.30	Form of Registrants Rights Agreement for August 2013 Offering	8-K	10.03	333-153829	8/16/13

4.31	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/16/13

4.32	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.33	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.34	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.35	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.36	Form of Consultant Common Stock Purchase Warrant issued February and August 2014	10-Q	4.38	333-153829	8/8/14

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

10.10**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.11	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document	***

101.SCH	XBRL Taxonomy Extension Schema	***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	***

101.DEF	XBRL Taxonomy Extension Definition Linkbase	***

101.LAB	XBRL Taxonomy Extension Label Linkbase	***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	***

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

