Form 10-K
period 2014-12-31
GENSPERA INC
filed 2015-03-23
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common Stock, $0.0001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrants’ most recently completed second fiscal quarter was $27,077,108. As of March 13, 2015, there were 33,548,366 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

GENSPERA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations), express, our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our ability to manage the business despite continuing operating losses and cash outflows;

•	our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;

•	our ability to build the management and human resources and infrastructure necessary to support the growth of our business;

•	competitive factors and developments beyond our control;

•	scientific and medical developments beyond our control;

•	government regulation of our business;

•	our ability to successfully complete our clinical trials of our proposed drug candidates and gain regulatory approval to market such products;

•	our ability to protect and maintain our intellectual property;

•	whether any of our current or future patent applications will result in issued patents;

•	our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business; and

•	whether any potential strategic benefits of licensing transactions, acquisitions, or licensing of new technologies, if any, will be realized; and

Other factors discussed in the “Risk Factors’ section, and elsewhere, in this report.

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

Overview

We are an early-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors including liver, brain, prostate, renal and other cancers. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful, plant-derived cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current chemotherapy treatments. Our lead drug candidate, mipsagargin, is currently in multiple Phase II clinical trials.

Our major focus for the next twelve to eighteen months is (i) the completion of our Phase II clinical trial of mipsagargin in patients with liver cancer and review of associated data, (ii) the ongoing Phase II clinical trial in patients with glioblastoma, (iii) beginning enrollment in Phase II clinical studies in patients with prostate cancer and renal cell carcinoma (iv) preparation for our next clinical trial in liver cancer, potentially involving a development partner, (v) ongoing business development discussions with potential development partners (vi) prioritization of our next thapsigargin prodrug development candidate and (vii) evaluation of in-license opportunities to enhance our clinical pipeline.

In January 2015, we presented results from our Phase II study in liver cancer patients, indicating that 65% of patients treated with mipsagargin had stable disease (no tumor growth) at two months, and 35% of patients received five or more cycles of treatment with an average time on study greater than 7 months. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications. We plan to develop subsequent randomized studies to further develop mipsagargin, preferably with a development partner, with a goal of seeking FDA approval for marketing. Although initial and interim data from our trials appear promising, the outcome of our trials remains uncertain and our current or future trials may ultimately be unsuccessful.

Business Strategy

Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the continuation and completion of our ongoing and planned Phase II clinical studies in glioblastoma, prostate and renal cancers which are primarily funded by the collaborating institutions. We are actively involved in identifying a potential development and commercialization partner at both multi-national and regional levels to assist with the development of mipsagargin through clinical trials in liver cancer.

Our current product development plan of mipsagargin contemplates the following major initiatives:

•	Preparation for our next clinical study in patients with liver cancer, preferably with a development partner.

•	Evaluate the final data from our Phase II clinical trials in patients with liver cancer.

•	In the first quarter of 2014, we entered into a collaborative arrangement and initiated our Phase II clinical trial in patients with glioblastoma (a form of brain cancer). This trial is being conducted at the University of California San Diego Moores Cancer Center, and is expected to enroll up to 34 patients. To date, we have treated twelve patients.

•	Initiation of a Phase II clinical study in patients with prostate cancer via a collaborative agreement with a single site in the U.S.

•	Initiation of a Phase II clinical study in patients with renal cell carcinoma via a collaborative agreement with a single site in the U.S.

Clinical and Pre-Clinical Development Strategy

Under the planning and direction of key personnel, we expect to continue to outsource all of our preclinical development (e.g., toxicology), manufacturing, and clinical development activities to contract research organizations (CROs) and contract manufacturing organizations (CMOs). Our contract CROs and CMOs are required to comply with federal, state and United States Food and Drug Administration or FDA regulations including Good Manufacturing Practices (cGMP), Good Clinical Practices (GCP), and Good Lab Practices (GLP).

We intend to conduct several Phase II clinical trials to determine the therapeutic efficacy of mipsagargin in cancer patients. We anticipate that mipsagargin will be therapeutically effective in a wide range of solid tumor types and have chosen to first evaluate the drug in liver cancer, glioblastoma, prostate cancer and renal cell carcinoma. We believe this strategy will validate mipsagargin as a platform technology over multiple indications while at the same time diversifying the risk associated with any individual indication.

MIPSAGARGIN

CLINICAL DEVELOPMENT PROGRAM

Indication	Status

Solid Tumors	Completed Phase Ia/b safety, tolerability and dosing refinement study. Closed to further enrollment.

Hepatocellular Carcinoma (liver cancer)	In 2012, we obtained clearance from the FDA to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” In October of 2014 we closed patient enrollment in the trial. In total, we treated 25 patients. We presented trial data at a poster session at the American Society for Clinical Oncology 2015 Gastrointestinal Cancers Symposium on January 2015 in San Francisco, CA.

Glioblastoma (brain cancer)	During the first quarter of 2014, we entered into a collaborative arrangement and commenced our Phase II clinical trial in patients with glioblastoma, entitled, “An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma.” The trial is ongoing with nine patients treated to date. This trial is being conducted at the University of California San Diego Moores Cancer Center.

Prostate Cancer	Anticipate enrolling the first patient in a Phase II trial in the first half of 2015. This trial will be conducted via a collaborative agreement at the University of Texas Health Science Center in Houston.

Renal Cell Carcinoma	Anticipate commencing a Phase II trial in the third quarter of 2015. This trial will be conducted via a collaborative agreement at the University of Texas Health Science Center in Houston.

Hepatocellular Carcinoma (Liver Cancer)

Primary hepatocellular carcinoma is cancer that forms in the tissues of the liver. Estimates for liver cancer in the U.S. for 2015 are approximately 36,000 new cases and 25,000 deaths. Incidence of hepatocellular carcinoma in the U.S. is rising, principally in relation to the spread of hepatitis C infection. Hepatocellular carcinoma is potentially curable by surgical resection, but surgery is the treatment of choice for only the small fraction of patients with localized disease. Prognosis depends on the degree of local tumor replacement and the extent of liver function impairment. Treatment options for people with liver cancer are surgery (including liver transplant), ablation, embolization, targeted therapy, radiation therapy, and chemotherapy, for which there is only one approved drug (sorafenib), or a combination of these options. There is no standard therapy for patients with advanced metastatic liver cancer after treatment with sorafenib.

Glioblastoma multiforme (Brain Cancer)

Glioblastoma is the most common and most aggressive malignant primary brain tumor in humans. Estimated for brain and other nervous system tumors in the United States in 2015 are approximately 23,000 new cases and 15,000 deaths. Brain tumors account for 85% to 90% of all primary central nervous system (CNS) tumors.

Despite optimal treatment, the median survival for these patients is only 12 - 15 months. Treatment commonly consists of surgery followed by radiation and the drug temozolomide. There are a few drugs that have been approved in patients that have recurrent tumors but none have been shown to promote long-term tumor stabilization or survival.

Prostate Cancer

Prostate cancer forms in tissues of the prostate (a gland in the male reproductive system found below the bladder and in front of the rectum).  Prostate cancer is the second leading cause of cancer death in American men, behind only lung cancer. Estimates for prostate cancer in the U.S. for 2015 are about 221,000 new cases and approximately 28,000 deaths. Depending on the situation, the treatment options for men with prostate cancer may include:  expectant management (watchful waiting) or active surveillance; surgery; radiation therapy; cryosurgery; hormone therapy; chemotherapy; and vaccine treatment.  These treatments are generally used one at a time, although in some cases they may be combined.

Renal Cell Carcinoma

Renal cell carcinoma is the most common type of kidney cancer accounting for 9 out of 10 of all kidney cancer diagnoses. Renal cell carcinoma is a cancer in which cancer cells are found in the lining of tubules (very small tubes) in the kidney. It occurs most often in men ages 50 to 70. Estimates for kidney cancer in the United States for 2015 are approximately 62,000 new cases and 14,000 deaths These numbers include all types of kidney and renal pelvis cancers. Depending on the situation, the treatment options may include: surgery, ablation and other local therapies, active surveillance, radiation therapy, targeted therapy, immunotherapy (biologic therapy) and chemotherapy.

Phase Ib and II Liver Cancer Trial Results

In January 2015, we presented results from our Phase II study in liver cancer patients indicating that 65% of patients treated with mipsagargin had stable disease (no tumor growth) at two months, and 35% of patients received five or more cycles of treatment with an average time on study greater than seven months.

Notwithstanding that the data from our liver cancer trial appear promising, the outcomes of our other trials are uncertain and our current or future trials may ultimately be unsuccessful.

Generic Name Designation

In August of 2014, we were notified that the World Health Organization’s or the WHO’s International Nonproprietary Name group or the INN recommended the generic name “mipsagargin” for our lead compound G-202. Mipsagargin was also recommended by the United States Adopted Names Council of the American Medical Association. Our generic name includes a new or novel pre-stem that we believe was proposed based on our compound possessing a unique mechanism of action or structure.

Commercialization Strategy

We intend to (i) license or sell the underlying technology of our drug compounds to third parties during or after Phase II clinical trials, (ii) seek a corporate partner for further development, or (iii) continue developing our drug candidates ourselves. It is expected that such third parties would then continue to develop, market, sell, and distribute any resulting products. As part of our overall strategic plan, we are exploring our options and actively seeking to engage in a collaborative, strategic and/or licensing arrangement with another pharmaceutical company. If we enter into any such transaction, we may be required to give up certain rights to our technology and control over its future development.

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

Phase II Clinical Development of G-202 – Hepatocellular Carcinoma (Liver Cancer)

In 2012, we obtained clearance from the FDA to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” This trial was conducted at multiple sites in the U.S. and measured disease progression in 25 patients with advanced stage liver disease and poor liver reserves who had failed first line treatment with sorafenib. Patients were administered episodic dosing of mipsagargin on the first three days of each treatment cycle.

In January 2015, we presented Phase II results that demonstrated that mipsagargin appears to be effective and is well-tolerated by HCC patients. Mipsagargin targets the enzyme prostate-specific membrane antigen (PSMA), which is highly expressed in tumor vasculature and prostate cancer cells. The Phase II study results (n=25) demonstrate that the prodrug effectively stabilizes progression of HCC by reducing blood flow within tumors while not affecting blood flow within normal tissues. Study participants experienced a median time to progression of 4.2 months, nearly twice the time demonstrated in prior studies with placebo or ineffective agents. Thirty-five percent of patients received 5 or more cycles of treatment with an average time on study of 7.1 months. Additionally, mipsagargin demonstrated decreased blood flow in liver tumors as measured by DCE-MRI.

With Phase II complete, GenSpera is designing a large, international Phase III study which will further define the anti-tumor potential of mipsagargin in liver cancer patients. Notwithstanding that the data from our studies appear promising, the outcome of our trials is uncertain and our current or future trials may ultimately be unsuccessful.

Phase II Clinical Development of G-202 – Glioblastoma (Brain Cancer)

In the first quarter of 2014, we entered into a collaborative arrangement and plan to conduct a Phase II clinical trial entitled, “An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma.” This trial is being conducted at a single site in the U.S. and is expected to enroll up to 34 patients. To date, we have treated twelve patients.

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

Cytotoxin-Thapsigargin

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

Our Prodrug Therapies

Cancer chemotherapy involves treating patients with cytotoxic drugs (compounds or agents that are toxic to cells). Chemotherapy is often combined with surgery or radiation in the treatment of early-stage disease and it is the preferred, or only, treatment option for many forms of cancer in later stages of the disease. However, major drawbacks of chemotherapy include, but are not limited to:

•	Side effects - non-cancer cells in the body are also affected, often leading to serious side effects, which may include the destruction of bone marrow, damage to digestive tract cells, and hair loss.
•	Incomplete tumor kill - many of the leading chemotherapeutic agents act during the process of cell division and may be effective on tumors comprised of rapidly-dividing cells, but are much less effective on tumors that contain slowly dividing cells.
•	Resistance - tumors will often develop resistance to current drugs after repeated exposure, thereby limiting the effectiveness of such therapies over multiple dosing.

Prodrug chemotherapy is a relatively new approach to cancer treatment that is being explored as a means of delivering higher concentrations of cytotoxic agents at the tumor location while avoiding or decreasing toxicity in the rest of the body. An inactive form of a cytotoxin is administered to the patient. The prodrug is converted into the active cytotoxin preferentially at the tumor site. We believe that our lead compound, mipsagargin, may overcome a number of drawbacks associated with current cancer drugs, including:

•	Reduced side effects - our lead compound, mipsagargin, appears to be well-tolerated in cancer patients with reduced side effects compared to traditional chemotherapeutic agents, particularly exhibiting significantly less or no effect on the patient’s bone marrow.
•	Cell-killing activity - our prodrugs have been shown in animal cancer models to kill slowly-dividing, non-dividing, as well as rapidly-dividing cancer cells.
•	Lack of acquired drug resistance - testing in animal models of cancer indicated no development of resistance to mipsagargin after multiple cycles of treatment.

Our Prodrug Development Candidates

We currently have identified four prodrug candidates based on our technology, as summarized in the table below. At this time we are focused exclusively on the clinical development of mipsagargin and have deferred further development of the other prodrug candidates.

Prodrug Candidate	Activating Enzyme	Target Location of Active Enzyme	Status/Developments
Mipsagargin	Prostate Specific Membrane Antigen (PSMA)	The blood vessels of most solid tumors

Ongoing Phase II clinical trials being conducted in glioblastoma

Anticipated to commence Phase II clinical trial in patients with prostate and renal cancer.

Closed patient enrollment in Phase II clinical trial of patients with liver cancer.

Orphan Drug designation in liver cancer granted.

G-115	Prostate Specific Antigen (PSA)	Prostate cancers	Pilot toxicology completed. Limited pre-clinical development.

G-114	Prostate Specific Antigen (PSA)	Prostate cancers	Validated efficacy in pre-clinical animal models (Johns Hopkins University).

G-301	Human glandular kallikrein 2 (hK2)	Prostate cancers	Validated efficacy in pre-clinical animal models (Johns Hopkins University).

Mipsagargin

The enzymes that we target with our prodrugs are found in very specific places within the body and within the tumors. Our lead drug candidate, mipsagargin, is activated by the enzyme Prostate Specific Membrane Antigen, or PSMA, which is found in prostate epithelial cells in the normal prostate, in prostate cancer cells, and in vascular endothelial cells (blood vessels) found in almost all solid tumors. Thus, we expect that mipsagargin may be used in the treatment of almost all solid tumors. Importantly, we believe that mipsagargin may work by destroying the tumor vasculature, thus starving the tumor to death.

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

Market and Competitive Considerations

The table below summarizes estimates for a number of potential U.S. target markets for our proposed drug candidates:

	2015 Estimated Number of
Cancer Type	New Cases	Deaths
Prostate	221,000	28,000
Breast	234,000	41,000
Liver & intrahepatic bile duct	36,000	25,000
Brain & other nervous system	23,000	15,000
Source: CA Cancer J. Clin 2015; 65: 5-29

Therapeutic Opportunity for Our Drug Candidates

We believe that current anti-angiogenesis drugs (drugs that disrupt the blood supply to tumors) validate the clinical approach and market potential of our drug candidate. Angiogenesis is the physiological process involving the growth of new blood vessels from pre-existing vessels and is a normal process in growth and development, as well as in wound healing. Angiogenesis is also a fundamental step in the development of tumors from a clinically insignificant size to a malignant state because no tumor can grow beyond a few millimeters in size without the nutrition and oxygenation that comes from an associated blood supply. Interrupting this process has been targeted as a point of intervention for slowing or reversing tumor growth. An example of an anti-angiogenic approach is the FDA approved drug, Avastin, a monoclonal antibody that inhibits the activity of Vascular Endothelial Growth Factor, which is important for the growth and survival of endothelial cells.

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

Competition

The pharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Although we are not aware of any competitor who is developing a drug that is designed to destroy both the existing and newly growing tumor vasculature in a manner similar to our drug candidates, there are several marketed drugs and drugs in development that attack tumor-associated blood vessels to some degree. For example, Avastin is a marketed product that acts predominantly as an anti-angiogenic agent. Zybrestat is another drug in development that is described as a vascular-disrupting agent that inhibits blood flow to tumors. Nexavar TM and Sutent TM are two other approved drugs that appear to work in part through anti-angiogenic mechanisms. It is impossible to accurately ascertain how well our drugs will compete against these or other products that may be in the marketplace until we have more complete human patient data for comparison.

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

Our pipeline currently includes four drug product candidates: mipsagargin (solid tumors), G-114 (prostate cancer), G-115 (prostate cancer) and G-301 (prostate cancer). Our patent portfolio is currently composed of: 14 issued U.S. patents; 1 pending U.S. non-provisional patent application; 1 pending U.S. provisional patent application; 2 pending Patent Cooperation Treaty, or PCT, applications; and 2 pending European patent applications (also registered in Hong Kong).

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

In addition to and separate from patent protection, mipsagargin for the treatment of hepatocellular carcinoma has been granted orphan drug designation under the Orphan Drug Act of 1983, as amended, which was enacted to provide incentives to pharmaceutical companies who create treatments for rare diseases. It does so by granting seven years of exclusivity after approval of a drug in the rare disease, or "orphan" indication. During the seven year period, the FDA may not grant marketing authorization (e.g. to a generic manufacturer) for the same drug for the orphan indication.

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

Supply of Raw Materials - Thapsibiza SL

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

Long-term Supply of Raw Materials

We believe that we have sufficient supply of Thapsia garganica seeds in storage to complete our clinical trials as currently planned. However, in order to secure a long-term, stable supply of thapsigargin starting material, we are engaged in two ongoing research projects, including traditional cultivation and metabolic engineering of moss cells.

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

We also co-funded a moss project at the University of Copenhagen. A major goal of the project entitled SPOTLight (Sustainable Production of Thapsigargin using Light) is to produce thapsigargin in high yields in genetically modified moss cells thus enabling an inexpensive year-round supply of thapsigargin for drug manufacturing. The SPOTLight project was primarily funded by a DKK 18.3M (approximately $3.5M USD) grant from The Danish Council for Strategic Research and is directed by Dr. Søren Brøgger Christensen, Professor at the University of Copenhagen, member of our Scientific Advisory Board and the scientist responsible for the initial isolation and characterization of thapsigargin. As a result of our co-funding, under the terms of our agreement, we have obtained an exclusive, milestone- and royalty-free, fully paid license to the resulting moss cell lines necessary to generate thapsigargin or its chemical precursors. We recognize that this is an ambitious project and that the goal of having a thapsigargin-producing cell line may not be reached. However, even if the project can only generate cell lines that produce chemical precursors of thapsigargin, this might form the basis of a semi-synthetic route to thapsigargin on a commercially viable scale.

Manufacturing Partnership

In February 2014, we entered into an agreement with Phyton Biotech GmbH (Phyton) to conduct a feasibility study to evaluate plant cell suspension cultures derived from Thapsia garganica as a potential source of thapsigargin, the key ingredient in the company's investigational agent mipsagargin. In November 2014, we expanded our strategic partnership to have Phyton develop a method for a high producing cell line derived from the Thapsia garganica expressing thapsigargin. It is anticipated that this method development would provide us with a sustainable source of high quality thapsigargin, and assist us in achieving commercial production of our active pharmaceutical ingredient.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

Reimbursement and Health Care Cost Control

Reimbursement for the costs of treatments and products such as ours from government health administration authorities, private health insurers and others, both in the United States and abroad, is a key element in the success of new health care products. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. The revenue and profitability of some health care-related companies have been affected by the continuing efforts of governmental and third party payors to contain or reduce the cost of health care through various means. Payors are increasingly attempting to limit both coverage and the levels of reimbursement for new therapeutic products approved for marketing by the FDA, and are refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement government control over health care costs. The U.S. Patient Protection and Affordance Care Act and the Health Care and Education Reconciliation Act were signed into law in March 2010. A number of provisions of those laws require further rulemaking action by governmental agencies to implement. The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. The laws also include new authorization to the FDA to approve companies to market biosimilar products within the United States, although to date FDA rulemaking under this legislation has been limited. We cannot predict the timing or impact of any such future rulemaking on our business.

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

Employees

As of December 31, 2014 we employed two full-time individuals who are also our executive officers, all of whom hold advanced degrees. In addition, we contract with approximately 12 to 15 consultants to assist in activities related to our operations and research and development plan.

Corporate History

We were incorporated in the State of Delaware in November 2003 and our principal office is located in San Antonio, Texas. Since our inception, we have invested a substantial portion of our efforts and financial resources in the development of mipsagargin (G-202). G-202 is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed or sold any products. We have generated no revenues from the sale of our product candidates and have experienced substantial net operating losses.

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

Our cash and cash equivalents balance at December 31, 2014 was $2.3 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next six to nine months from that date. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2014 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past June 2015. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Risks Relating to Our Stage of Development and Business

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through December 31, 2014, we have raised approximately $29.5 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $39.4 million. Our net losses for the two most recent fiscal years ended December 31, 2014 and 2013 were $7.0 million and $5.3 million, respectively. None of our products in development have received approval from the FDA, or other regulatory authorities; we have no sales and have never generated product revenues nor do we expect to for the foreseeable future. Currently, our only product candidate in clinical development is mipsagargin, which is being tested in multiple Phase II clinical trials. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital includes the sale of our securities, a strategic licensing or collaboration transaction involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We have only two full-time employees, a limited operating history, and may not be able to effectively operate our business.

Our limited staff and operating history means that there is a high degree of uncertainty regarding our ability to:

•	develop and commercialize our technologies and proposed products;
•	obtain regulatory approval to commence the marketing of our products;
•	identify, hire and retain needed personnel in order to implement our business plan, including pre-clinical and clinical testing;
•	manage growth;
•	achieve market acceptance or insurance reimbursement for any of our proposed products, if successfully developed; or
•	respond to competition.

No assurances can be given as to exactly when, if at all, we will be able to fully develop, and take the necessary steps to derive any revenues from our proposed products candidates.

Raising capital may be difficult as a result of our history of losses and limited operating history in our current stage of development.

When making investment decisions, investors typically look at a company’s earnings and historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our history of losses and relatively limited operating history in our current stage of development makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are acceptable. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

Risks Related to Commercialization

The market for our proposed products is rapidly changing and competitive.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change and innovation. Developments by others may render our proposed products noncompetitive or obsolete, or we may be unable to keep pace with technological developments and other market factors. Competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

As a pre-revenue company, our resources are limited and we may experience challenges inherent in the early development of novel therapeutics. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic efforts compared to our proposed products. Our competitors may develop therapies that are safer, more effective and less costly than our proposed products and therefore, present a serious competitive threat to us.

The acceptance of therapies that are alternatives to ours may limit market acceptance of our proposed products, even if commercialized. Many of our targeted diseases and conditions can also be treated by other medications and treatments. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of other competing therapies may limit the potential for our proposed products, even if commercialized.

Our proposed products may not be accepted by the healthcare community.

Our proposed products, if approved for marketing, may not achieve market acceptance by the healthcare community since hospitals, physicians, patients or the medical community in general may decide not to utilize them. We are attempting to develop products that are likely to be first approved for marketing as a treatment for late stage cancer where there is no truly effective standard of care. If approved for use in late stage cancer, our proposed products might then be evaluated in earlier stages where they could represent a substantial departure from established treatment methods and would most likely compete with a number of more conventional drugs and therapies which are manufactured and marketed by major pharmaceutical companies. It is too early in the development cycle of our proposed products for us to accurately predict our major competitors. The degree of market acceptance of our products, if developed, will depend on a number of factors, including but not limited to:

•	our ability to demonstrate the clinical efficacy and safety of our proposed products to the medical community;
•	our ability to create products that are superior to alternative products;
•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and
•	the reimbursement policies of government and third-party payors.

If the healthcare community does not accept our products, our business could be materially harmed.

Our potential competitors in the biotechnology and pharmaceutical industries have significantly greater resources than we have.

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

Risks Related to the Development and Manufacturing Our Product Candidates

We intend to rely exclusively upon third-party FDA-regulated manufacturers and suppliers for our proposed products.

We currently have no internal manufacturing capability, and intend to rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, the failure of any of our third-party FDA regulated manufactures or suppliers to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development plans. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or secure third party suppliers for raw materials. In the event we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our business prospects and could delay the development of our proposed products. Moreover, we cannot give any assurance that the contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our own specifications.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize our product candidates.

Our business plan relies heavily on third party collaborators, partners, licensees, clinical research organizations, clinical investigators, vendors or other third parties to support our research and development efforts and to conduct clinical trials for our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, these third parties on commercially reasonable basis, if at all. Additionally, to commercialize our proposed products, we intend to rely on third party licensees or the outright sale of our proposed products to a major pharmaceutical partner. If we fail to establish or maintain such third-party relationships as anticipated, we could experience delays in the development or commercialization of our proposed products.

We are dependent upon third parties to develop our product candidates, and such parties are, to some extent, outside of our control.

We depend upon independent contract research organizations, investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials. These individuals and/or entities are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If these third parties fail to devote sufficient time and resources to our programs, or if their performance is substandard, the development of our drug candidates and corresponding FDA approval could be delayed or fail entirely.

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

We believe that we can satisfy our needs for the clinical development of mipsagargin, through completion of Phase III clinical studies and early commercialization, from Thapsia garganica that grows naturally in the wild. In the event mipsagargin is approved for commercial marketing and is widely adopted by the medical community, our current supply of Thapsia garganica may not be sufficient. In order to secure sufficient quantities of Thapsia garganica, we would need to secure adequate acreage of land to cultivate and grow Thapsia garganica. We have not yet fully assessed the amount of land or other costs that would be associated with a full-scale farming operation. There can be no assurances that we will be able to secure sufficient acres of land, or the capital to purchase or lease such land, to grow sufficient quantities of Thapsia garganica to manufacture mipsagargin on a commercial scale. Our inability to secure adequate seeds could adversely impact our business.

The synthesis of 12ADT must be conducted in special facilities, which limits the locations where it may be manufacture.

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

Our therapeutic compounds may not be able to be manufactured profitably on a large enough scale to support late stage clinical trials or commercialization.

To date, our therapeutics compounds have only been manufactured at a scale which is adequate to supply our research activities and early-stage clinical trials. There can be no assurance that the procedures currently used to manufacture our therapeutic compounds will work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient quantities for late stage clinical trials or commercialization, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

Risks Relating to our Intellectual Property

We are the subject of litigation related to our intellectual property for which the outcome is uncertain.

We instituted a declaratory judgment action in the United States District Court of Maryland on March 12, 2012. We, as the licensee, were seeking a declaratory judgment that the current named inventors on U.S. Patent Nos. 7,468,354 and 7,767,648 are the only inventors of the underlying inventions. On November 1, 2012, the defendant in the case filed a complaint in the State Circuit Court for Baltimore County, Maryland, naming GenSpera as a defendant along with Dr. Samuel Denmeade and Dr. John Isaacs (the named inventors on the ‘354 patent and the ‘648 patent). The complaint alleges certain common-law torts. On September 12, 2014, the Court granted GenSpera’s motion for summary judgment as well as the motion for summary judgment filed by Drs. Denmeade and Isaacs. Judgment in favor of GenSpera, Dr. Isaacs, and Dr. Denmeade was entered concurrently. On October 11, 2014, Mhaka filed notices of appeal with the United States Courts of Appeal for the Fourth Circuit and Federal Circuit. Although summary judgment has already been granted, Mhaka’s appeal makes the ultimate outcome of the above mentioned litigation uncertain. As a result of such uncertainty, we are unable to reasonably estimate the impact of such litigation at this time. See the section of this report entitled “Legal Proceedings”.

Our competitive position is dependent on our intellectual property and we may not be able to withstand challenges to our intellectual property rights.

We rely on our intellectual property, including our issued and applied for U.S. and foreign patents as well as our licenses, as the foundation of our business. If our intellectual property rights are challenged, no assurances can be given that our patents or licenses would survive claims alleging invalidity or infringement on other patents and/or licenses. In addition, disputes may arise regarding inventorship of our intellectual property. It is possible that our intellectual property may be infringing upon existing patents that we are not currently unaware of. As the number of participants in the market place grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved. Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business or result in the public disclosure of confidential information.

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

Furthermore, a third party may claim that we are using inventions covered by their patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could materially increase our operating expenses and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court would order us to pay the other party damages for having violated the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.

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

We rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others do not develop the same or similar technologies on their own. Additionally research with regard to our technologies has been performed in countries outside of the United States and we also anticipate conducting future clinical trials outside the US. The laws in some of these countries may not provide protection for our trade secrets and intellectual property. We have taken steps, including entering into confidentiality agreements with our employees, consultants, service providers, and potential strategic partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us are our property. However, these agreements may not be honored, including in foreign countries in which we conduct research, and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

The therapeutic component of our proposed products, including our lead product mipsagargin, is highly toxic. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures and the handling of toxic materials. We may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations. Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the clean-up of toxic substances could subject us to significant liabilities, including joint and several liabilities under certain statutes. Although we feel this risk may be minimized through our use of third parties, it is possible that the employees of such contractors could suffer medical issues related to the handling of these toxic agents and subsequently seek compensation from us via, for example, litigation. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. No assurances can be given, despite our contractual relationship with the third-party contractor, that we would not be the subject of litigation. Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations, which would adversely affect our business.

Data obtained from clinical trials are susceptible to varying interpretations and may not be sufficient to support approval of our proposed products by the FDA.

The design of our clinical trials is based on many assumptions about the expected effect of our product candidate and if those assumptions are incorrect, our clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of early clinical trials. Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that may be obtained from later trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. Our products may not prove to be safe and effective in clinical trials and may not meet all regulatory requirements needed to receive regulatory approval. Although initial data from our trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful. Our clinical trials may among other things, not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

Our proposed products may not receive FDA or other regulatory approvals.

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through expensive, lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. Our proposed products are subject to extensive regulation and/or acceptance by numerous governmental authorities in the United States, including the FDA, and authorities in other countries. Most of our proposed products will require governmental approval before they can be commercialized. Our failure to receive the regulatory approvals in the United States or foreign countries would likely cause us to cease operations and go out of business.

Our proposed products may not have favorable results in clinical trials or receive regulatory approval.

Positive results from pre-clinical studies and our clinical trials of mipsagargin should not be relied upon as evidence that our clinical trials will ultimately be successful or our product approved for marketing. Even if our proposed product achieves positive results in our ongoing Phase II studies, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we could experience potentially significant delays in, or be required to abandon, development of that product candidate. Although initial data from our trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful.

We may be unable to complete our Phase II clinical trials of mipsagargin if we do not have adequate enrollment or capital to finance the studies.

We are conducting separate Phase II clinical trials in patients with glioblastoma and prostate cancer and we anticipate commencing a clinical trial in renal cancer. The initiation, continuation and/or completion of these trials are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

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

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the United States Securities and Exchange Commission, or SEC, and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, would be expected to materially increase the Company’s legal and financial compliance costs and make some activities more time-consuming and more burdensome. Presently we qualify as a non-accelerated filer. Accordingly, we are exempt from the requirements of Section 404(b) and our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of such internal controls. In the event we become an accelerated filer, we will be required to expend substantial capital in connection with compliance.

We do not have effective internal controls over our financial reporting.

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

The market prices for the securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, such as ours, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, particularly the results of our clinical trials;
•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;
•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;
•	disputes or other developments concerning our proprietary rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;
•	additions or departures of key personnel;
•	loss of any strategic relationship;
•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;
•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
•	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;
•	regulatory developments in the United States or foreign countries; and
•	economic, political and other external factors.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ with broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2014 we have issued and outstanding 33,181,197 shares of common stock and we have 31,998,267 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of December 31, 2014, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 84,820,536 additional shares of common stock and 30,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

It is likely that we will issue a large amount of additional securities to raise capital in order to further our business plans. It is also likely that we will issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. Any issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. These issuances would dilute the percentage ownership interest of our current shareholders, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock.

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

As of December 31, 2014, we had 33,181,197 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of December 31, 2014, we had reserved for issuance (i) 270,339 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 19,897,928 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.61 per share; and (iii) 8,685,095 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.65 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

As of December 31, 2014, our officers and scientific advisors owned approximately 19% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including amending our certificate of incorporation and bylaws, approving mergers or other changes of corporate control, and approving going private transactions and other extraordinary transactions, any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

Provisions of Delaware law and executive employment agreements may prevent or delay a change of control, which could depress the trading price of our common stock.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s assets unless.

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

Our executive offices are located at 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258. We lease this facility, consisting of approximately 2,376 square feet, for approximately $4,800 per month. Our lease expires on October 14, 2015. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

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

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka (“Mhaka”) in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.). In its complaint, GenSpera, as the exclusive licensee of the inventions described and claimed in the U.S. Patent No. 7,468,354 (“the ‘354 patent”) and U.S. Patent No. 7,767,648 (“the ‘648 patent”), sought a declaratory judgment that Mhaka should not be added to either the ‘354 patent or the ‘648 patent as an inventor. On April 2, 2012, Mhaka filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent pursuant to 35 U.S.C. § 256. On November 1, 2012, Mhaka filed a second complaint in Maryland state court, asserting state tort claims against GenSpera and Drs. Samuel Denmeade and John Isaacs.

On May 1, 2013, the District Court granted GenSpera’s motion for summary judgment in the original case. Reserving any ruling on the issue of whether Mhaka’s state law tort claims were preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint in the second case and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. On January 2, 2014, Drs. Isaacs and Denmeade moved for summary judgment on the grounds that Mhaka’s tort claims were barred by the applicable statute of limitations, and GenSpera joined in the motion. On May 6, 2014, GenSpera moved separately for summary judgment, a motion that Drs. Denmeade and Isaacs joined in part. On September 12, 2014, the District Court granted GenSpera’s motion for summary judgment as well as the motion for summary judgment filed by Drs. Denmeade and Isaacs. Judgment in favor of GenSpera, Dr. Isaacs, and Dr. Denmeade was entered concurrently for purposes of both the original case and the second case.

On October 10, 2014, Mhaka filed notices of Appeal with the United States Courts of Appeals for the Fourth Circuit and Federal Circuit. On December 11, 2014, GenSpera (along with Drs. Denmeade and Isaacs) filed a motion to dismiss the appeal before the United States Court of Appeals for the Fourth Circuit on the ground that the Court of Appeals for the Federal Circuit possesses exclusive jurisdiction over any appeal from the District Court. On December 29, 2014, Mhaka filed an opposition to the motion to dismiss and moved the Court of Appeals for the Fourth Circuit to stay appellate proceedings pending resolution of the appeal before the United States Court of Appeal for the Federal Circuit. On January 12, 2015, the Appellees filed an opposition to the motion to stay. On March 17, 2015, the Court of Appeals for the Fourth Circuit dismissed Mhaka’s appeal for lack of jurisdiction.

In the appellate proceedings before the United States Court of Appeals for the Federal Circuit, Mhaka originally filed her opening brief on December 26, 2014. Mhaka filed a corrected opening brief on January 20, 2015. On February 12, 2015, the Appellees filed their responsive brief, and on March 16, 2015, Mhaka filed a reply brief. Oral argument on the appeal has yet to be scheduled.

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

Quarter Ended	High	Low
2014:
Fourth Quarter	$0.75	$0.53
Third Quarter	$0.91	$0.66
Second Quarter	$1.33	$0.20
First Quarter	$1.44	$1.20
2013:
Fourth Quarter	$1.58	$1.15
Third Quarter	$1.80	$1.53
Second Quarter	$2.15	$1.52
First Quarter	$2.31	$1.75

Holders

As of March 10, 2015, we had 198 record holders of our common stock. Notwithstanding, a majority of our common stock is held in street name and we believe the approximate number of beneficial holders is 1,809.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the operation and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants, applicable law and other factors that our board of directors may deem relevant. If we do not pay dividends, a return on your investment will occur only if the market price of our common stock appreciates.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2007 Stock Plan, as amended (1)	3,739,221	$1.69	2,090,779
Equity compensation plans not approved by security holders:
2009 Executive Compensation Plan	4,945,874	1.62	1,054,126
Total	8,685,095	$1.65	3,144,905

(1) Our 2007 Stock Plan, as amended, provides for the issuance of up to 1,500,000 common shares during any calendar year. The plan provides for the issuance of up to 6,000,000 common shares in the aggregate.

GenSpera 2007 Equity Compensation Plan

Our 2007 Equity Compensation Plan (“2007 Plan”) is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 1,500,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 6,000,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2014, we have granted awards under the 2007 Plan equal to 4,174,221 shares of our common stock, and 265,000 shares have been cancelled or forfeited. Accordingly, there are 2,090,779 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

GenSpera 2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan, as amended (“2009 Plan”) is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2014, our 2009 Plan authorizes the issuance of up to 6,000,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to 4,945,874 common shares, and no shares have been cancelled or forfeited. Accordingly, there are 1,054,126 shares of common stock available for future awards under the 2009 Plan.

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

•	In February 2014, we entered into an agreement for method development by a contract manufacturer and issued an aggregate of 91,334 shares of common stock as compensation.

•	In February 2014, we entered into an agreement to grant an aggregate of 47,800 shares of common stock to a consultant, which shares vest at the rate of 7,800 shares upon execution of the agreement and 10,000 shares per month for four months, the term of the agreement. These shares will be granted for business advisory services to be provided to the Company. In addition, the consultant was issued a warrant to purchase 96,000 shares of common stock at a strike price of $3.00 per share, which shares vest at the rate of 16,000 shares upon execution of the agreement and 20,000 shares per month for four months. The warrant issued is substantially similar to the warrants issued in conjunction with our financing completed in March 2013.

•	In June 2014, we offered and sold 966,250 units, in a private placement to certain accredited investors with whom we had a prior relationship or who were shareholders. Each unit consists of: (i) one (1) share of common stock, and (ii) one-half of one Series D common stock purchase warrant. The price was $0.80 per unit, and resulted in gross proceeds of approximately $0.8 million. The warrants have a term of five years and entitle the holder to purchase our common stock at a price of $1.15 per share. As part of the transaction, the investors agreed to a contractual six month lockup restricting their ability to sell or transfer the securities. Additionally, in the event that the shares underlying the warrants are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions.

•	In August 2014, we issued an aggregate of 25,000 units to consultants as payment for $20,000 of business and advisory services. Each unit consists of one share of our common stock, and one-half of one Series D common stock purchase warrant. The units are substantially similar to the units issued in our June 2014 private placement disclosed above.

•	In August 2014, we issued a total of 189,364 common shares as partial compensation for investor and media relations services. The services associated with the shares were valued at $168,000 in total. Of the shares issued, 120,000 are subject to monthly vesting over the next 12 months.

•	In August 2014, we issued warrants to purchase an aggregate of 139,500 shares of common stock as compensation for business and advisory services. We valued the services at approximately $45,914. The warrants have an exercise price of $1.15 per share, a term of five years and provide for cashless exercise if the shares underlying the warrants are not registered.

•	In October 2014, we issued a total of 20,000 common shares as partial compensation for business advisory services. The services associated with the shares were valued at approximately $15,000 in total.

•	In December 2014, we issued a total of 424,522 common shares to Phyton Biotech GmbH as partial compensation for services related to the development of a cell line derived from Thapsia garganica. The services were valued at $280,000.

•	In March 2015, we entered into an agreement for consulting services and issued an aggregate of 30,000 shares of common stock as compensation.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Use of Estimates - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations - Analysis of our financial results comparing the year ended December 31, 2014 to the year ended December 31, 2013.

•	Liquidity and Capital Resources - Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

The various sections of this MD&A contain a number of forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the Risk Factors section of this report. Our actual results may differ materially.

Company Overview

Business

We are an early-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors including liver, brain, prostate, renal and other cancers. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful, plant-derived cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe that if successfully developed, our cancer prodrug therapies have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those associated with current chemotherapy treatments.

Recent Developments

•	We announced a strategic partnership with Phyton Biotech for the manufacture of thapsigargin, which is derived from the Thapsia plant and is the key ingredient in the company’s investigational agent mipsagargin. Phyton Biotech will offer its Plant Cell fermentation (PCF®) development expertise to convert the Thapsia plant into a preserved, fermentable cell line with a goal of creating a sustainable source of high quality thapsigargin.

•	We have treated twenty-five patients in our Phase II liver cancer trial and enrollment is now closed. We presented results in a poster session at the American Society for Clinical Oncology 2015 Gastrointestinal Cancers Symposium on January 16, 2015 in San Francisco, CA. Study participants experienced a median time to progression of 4.2 months, nearly twice the time demonstrated in prior studies with placebo or ineffective agents. Thirty-five percent of patients received 5 or more cycles of treatment with an average time on study of 7.1 months. Additionally, mipsagargin demonstrated decreased blood flow in liver tumors.

•	We have treated twelve patients in our Phase II glioblastoma trial.

•	In August 2014, we were notified that the World Health Organization’s or the WTO’s International Nonproprietary Name group or the INN recommended the generic name “mipsagargin” for our lead compound G-202. Mipsagargin was also recommended by the United States Adopted Names Council of the American Medical Association.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of December 31, 2014, we had an accumulated deficit of approximately $39.4 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

In June 2014, we completed a registered offering of our securities in which we sold 4.2 million units, which resulted in net proceeds of approximately $3.0 million. During June 2014, we also initiated and completed a private placement of our securities to certain of our accredited prior shareholders and investors in which we sold 966,250 units resulting in approximately $0.8 million in net proceeds. Our cash and cash equivalents balance at December 31, 2014 was approximately $2.3 million, representing 88% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operation for the next six to nine months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Product Development of Mipsagargin

Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the continuation and completion of our ongoing and planned Phase II clinical studies in glioblastoma, prostate and renal cancers which are primarily funded by the collaborating institutions. If we are able to access sufficient capital, our highest priority will be the design, preparation and execution of a randomized Phase III study in liver cancer.

Our current product development plan of mipsagargin contemplates the following major initiatives:

•	Identify partnering candidate and initiate partnership for our next clinical study in patients with liver cancer.

•	Evaluate our clinical development plan based on the results of our Phase II clinical trials in patients with liver cancer.

•	Conduct our Phase II clinical trial in patients with glioblastoma (a form of brain cancer). This trial is being conducted at the University of California San Diego Moores Cancer Center, and is expected to enroll up to 34 patients. To date, we have treated twelve patients.

•	Initiation of enrollment in a Phase II clinical study in patients with prostate cancer via a collaborative agreement with a single site in the U.S.

•	Initiation of enrollment in a Phase II clinical study in patients with renal cell carcinoma via a collaborative agreement with a single site in the U.S.

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

Result of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2014 and 2013. We do not anticipate generating any revenues during 2015. Net loss for 2014 and 2013 were $7.0 million and $5.3 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $7.0 million and $6.4 million during 2014 and 2013, respectively.  The increase in operating expenses is the result of the following factors.

	Year Ended		Change in 2014
	December 31,		Versus 2013
	2014	2013	$	%
Operating Expenses	(amount in thousands)
Research and development	$3,691	$3,711	$(20)	(1)%
General and administrative	3,307	2,684	623	23%
Total operating expense	$6,998	$6,395	$603	9%

General and Administrative

General and administrative expenses totaled $3.3 million and $2.6 million during 2014 and 2013, respectively. The increase of $623,000 or 23% for 2014 compared to 2013 was primarily attributable to an increase in stock-based compensation, conference fees, professional fees and consulting expenses, partially offset by a decrease in legal fees. Our general and administrative expenses consist primarily of expenditures related to compensation, legal, accounting and tax and other professional, and general operating.

Research and Development

Research and development expenses totaled $3.7 million in each of the years ended 2014 and 2013, respectively. The small decrease of $20,000 or 1% for 2014 compared to 2013 was attributable to decreases in clinical trial expense due to our Phase II clinical trial closing enrollment to new patients during the year, as well as decreases in legal and patent costs. These decreases were partially offset by an increase in manufacturing costs of approximately $900,000, as we further develop our processes to enable us to meet commercial API production.

Our research and development expenses consist primarily of expenditures related to toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

Other Income (Expense)

Other income totaled approximately $4,000 and $1.1 million for 2014 and 2013, respectively.

	Year Ended			Change in 2014
	December 31,			Versus 2013
	2014		2013	$	%
	(amount in thousands)
(Loss) gain on change in fair value of warrant derivative liability	$	―	$1,096	$(1,096)	(100)%
Interest income (expense), net		4	(3)	7	233%
Total other income (expense)		$4	$1,093	$(1,089)	(100)%

(Loss) gain on change in fair value of warrant derivative liability

There was no gain (loss) on change in fair value of warrant derivative liability during the year ended December 31, 2014 compared to an approximately $1.1 million gain during the year ended December 31, 2013. The change in the fair value of warrant derivative liability from the prior year resulted primarily from the exercise or expiration of the warrant derivative liability classified warrants. Refer to Note 11 in our Financial Statements for further discussion on our warrant liability.

Interest income (expense)

We had net interest income of approximately $4,000, compared to net interest expense of approximately $3,000 for the year ended December 31, 2014 and 2013, respectively. The increase of $7,000 was attributable to an increase in interest earned on average outstanding cash balances.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have a deficit accumulated of $39.4 million as of December 31, 2014 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in total proceeds of $29.5 million. Cash and cash equivalents at December 31, 2014 were $2.3 million.

Based on our current level of expected operating expenditures, we expect to be able to fund our operations for the next six to nine months from our year end. This assumes that we spend minimally on general operations and only continue conducting our ongoing Phase II clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period.

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

	Year Ended
	Ended December 31,
	2014	2013
	(amounts in thousands)
Cash at beginning of period	$3,587	$2,345
Net cash used in operating activities	(5,044)	(4,707)
Net cash used in investing activities	(4)	(8)
Net cash provided by financing activities	3,777	5,957
Cash at end of period	$2,316	$3,587

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.0 million and $4.7 million during 2014 and 2013, respectively. The increase of $0.3 million in cash used during 2014 compared to 2013 was primarily attributable to an increase in our net loss of approximately $1.7 million, offset by a decrease of $1.1 million in our derivative liability, partially offset by an increase of $0.9 million in stock-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities was $4,000 and $8,000 for 2014 and 2013, respectively. The increase was due to purchases of office equipment in 2014 and 2013.

Net Cash Provided by Financing Activities

During 2014, we received net proceeds of $3.8 million from the sales of our securities in a registered offering and a private placement compared to $6.0 million during 2013 from a private placement and the exercise of warrants. We are actively seeking sources of financing to fund our continued operations and research and development programs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 (a) (1) of Part IV of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer (who is also our Chief Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of December 31, 2014 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors, Executive Officers and Significant Employees

The following sets forth the current members of our board of directors, as well as information with regard to our executive officers, and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Position	Age	Director Since
Executive Officers
Craig A. Dionne, PhD	Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors	57	11/2003
Russell Richerson, PhD	Chief Operating Officer and Secretary	63	—
Non-employee Directors
Peter E. Grebow, PhD	Director	68	05/2012
Bo Jesper Hansen, MD, PhD	Director	56	08/2010
Scott V. Ogilvie	Director	60	03/2008

Craig A. Dionne, PhD serves as our Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors. Dr. Dionne is one of our founders and has served on our board since November 2003. He has over 26 years of experience in the pharmaceutical industry, including direct experience identifying promising oncology treatments and bringing them through clinical trials. He served for five years as Vice President Discovery Research at Cephalon, Inc. where he was responsible for its oncology and neurobiology drug discovery and development programs. Dr. Dionne has also recently served as Executive Vice President at the Prostate Cancer Research Foundation. In addition to extensive executive experience, Dr. Dionne’s productive scientific career has led to 6 issued patents and co-authorship of many scientific papers. In evaluating Dr. Dionne’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his 26 year career in pharmaceutical drug discovery and development, prior work for our company in addition to being one of our founders, familiarity with our technologies, and academic background. Dr. Dionne earned his BS in biochemistry in 1979 from Louisiana State University, Baton Rouge, Louisiana and his PhD in biochemistry in 1984 from the University of Texas at Austin. Dr. Dionne received post-doctoral training at the Dana-Farber Cancer Institute with a joint appointment at Harvard Medical School.

Russell Richerson, PhD serves as our Chief Operations Officer and Secretary. Dr. Richerson has over 26 years of experience in the biotechnology/diagnostics industry, including 11 years at Abbott Laboratories in numerous management roles. Most recently, he has served as Vice President of Diagnostic Research and Development at Prometheus Laboratories (2001 - 2004) and then as Chief Operating Officer of the Molecular Profiling Institute (2005 - 2008). Dr. Richerson also served as Vice President of Operations of International Genomics Consortium (IGC) from 2005 to 2008. Commencing in August of 2011, Dr. Richerson joined the IGC board of directors. Dr. Richerson received his BS in 1974 from Louisiana State University, Baton Rouge, Louisiana and his PhD in 1983 from the University of Texas at Austin.

Peter E. Grebow, PhD joined our board in May of 2012. Dr. Grebow is President and founder of P.E. Grebow Consulting, Inc. which he formed in 2011. He also serves as Executive Vice President of Research and Development at Eagle Pharmaceuticals, Inc. since October, 2013. From 1991 to 2011, Dr. Grebow held several key positions with Cephalon, Inc. (now Teva Pharmaceuticals), a biopharmaceutical company, including Executive Vice President, Cephalon Ventures, Executive Vice President, Technical Operations, Senior Vice President, Worldwide Business Development and Senior Vice President, Drug Development. Prior to joining Cephalon, Dr. Grebow served as the Vice President, Drug Development for Rorer Central Research, a division of Rhone-Poulenc Rorer Pharmaceuticals Inc., a pharmaceutical company, from 1986 to 1990. Dr. Grebow served as a director of Optimer Pharmaceuticals from February 2009 until October, 2013. Dr. Grebow has also served as a director of Q Holdings, Inc. since December 2011 and Complexa, Inc. since 2011. Dr. Grebow is a member of the Investment Advisory Board of the Harrington Discovery Institute since April, 2014. Dr. Grebow received his undergraduate degree from Cornell University, an MS in chemistry from Rutgers University and a PhD in physical biochemistry from the University of California, Santa Barbara. Dr. Grebow's demonstrated leadership in his field, his knowledge of scientific matters affecting our business and his understanding of our industry contribute to our conclusion that he should serve as a director.

Bo Jesper Hansen, MD, PhD has served as a director on our board since August 2010. Dr. Hansen is currently the Executive Chairman of the Board of Swedish Orphan Biovitrum AB (NASDAQ OMX, STO: SOBI), an international growth company specializing in the development, registration, marketing and distribution of pharmaceutical drugs for rare and life-threatening diseases. Dr. Hansen has held the position since January 2010 as a result of the merger of Swedish Orphan International AB Group and Biovitrum. Prior to the merger, Dr. Hansen served in numerous positions with Swedish Orphan International AB Group, including, from 1998 to 2010, CEO, President and Director of the Board. Dr. Hansen’s responsibilities at the company include establishment, development and expansion of the company’s operations in Europe, Japan, the Americas and Australia. Dr. Hansen holds a Doctor of Medicine degree from the University of Copenhagen with a specialty in urology. Dr. Hansen is Chairman of Karolinska Development AB (NASDAQ OMX, STO: KDEV) and also serves on the boards of CMC AB, Orphazyme ApS, Newron (SIX; NWRN), Hyperion Therapeutics Inc. (NASDAQ: HPTX), and Ablynx NV (ABLX). Dr. Hansen previously served on the boards of Onxeo SA and TopoTarget A/S (EURONEXT, PA: ONXEONASDAQ OMX:TOPO) until August of 2014. In evaluating Dr. Hansen’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations, including his experience in building biopharmaceutical organizations, his strong business development background and experience with mergers and acquisitions and his past experience and relationships in the biopharma and biotech fields.

Scott V. Ogilvie has served as a director on our board since February 2008. Mr. Ogilvie is currently the President of AFIN International, Inc., a private equity/business advisory firm, which he founded in 2006. Additionally, Mr. Ogilvie has served as a partner of Wirthlin Worldwide International, a private strategic advisory and M&A firm, from December 2011 until September 2014. Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August 2006. Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NYSE MKT: CUR) and Research Solutions, Inc. (OTCQB: RSSS). Mr. Ogilvie also served on the board of directors of Preferred Voice Inc. (OTCQB: PRFV), Innovative Card Technologies, Inc. (OTCBB: INVC) and National Healthcare Exchange, Inc. (OTCBB: NHXS). In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ended December 31, 2014 and 2013 provided by (i) each person serving as our principal executive officer, or PEO, or acting in a similar capacity during our fiscal year ended December 31, 2014; (ii) our most highly compensated executive officers other than our PEO who were serving as executive officers on December 31, 2014 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Principal Financial Officer.

Name & Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Dionne, PhD	2014	381,150	‒	(1)	‒	‒	(1)	‒	‒	44,763	425,913
Chief Executive Officer
And Chief Financial Officer	2013	363,000	181,500	(2)	‒	363,000	(2)	‒	‒	45,848	953,348

Russell Richerson, PhD	2014	324,685	‒	(1)	‒	‒	(1)	‒	‒	17,160	341,845
Chief Operating Officer
	2013	309,230	108,231	(3)	‒	309,230	(3)	‒	‒	17,262	743,953

(1) As of March 13, 2015, the executive’s bonus for 2014 has not yet been determined.

(2) In January 2014, Dr. Dionne was awarded a 2013 bonus award and long term incentive grant in the amount of $181,500 and $363,000, respectively. As payment of the bonus award and grant, options to purchase 1,136,943 common shares were issued on January 8, 2014. The number of shares to be issued pursuant to the bonus award and long term incentive grant was calculated based on the value determined using the Black Sholes option pricing model using the following assumptions: (i) exercise price of $1.42 per share; (ii) fair value of a share of common stock of $1.29; (iii) volatility of 55%; (iv) dividend rate of 0%; (v) risk free interest rate of 0.483%; and (vi) estimated life of 3.5 years. The options are fully vested and lapse if unexercised on January 8, 2021.

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

Outstanding Executive Equity Awards at Fiscal Year-End 2014

The following table sets forth information concerning stock options held on December 31, 2014, the last day of our 2014 fiscal year, for each named executive officer.

	Number of Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date

Craig Dionne, PhD	1,000,000	—	1.65	9/2/2016
Chief Executive Officer and	302,580	—	2.01	7/1/2018
Chief Financial Officer	344,813	—	2.21	1/2/2019
	70,342	—	2.21	1/2/2019
	418,951	—	2.18	3/25/2020
	142,443	—	2.18	3/25/2020
	378,981	—	1.42	1/7/2021
	757,962	—	1.42	1/7/2021

Russell Richerson, PhD	775,000	—	1.50	9/2/2016
Chief Operating Officer	256,790	—	1.83	7/1/2018
	292,927	—	2.01	1/2/2019
	46,576	—	2.01	1/2/2019
	343,137	—	1.98	3/25/2020
	173,181	—	1.98	3/25/2020
	210,508	—	1.29	1/7/2021
	601,451	—	1.29	1/7/2021

Employment Agreements and Change in Control

Craig Dionne

In connection with Dr. Dionne’s employment, we have entered into: (i) an employment agreement; (ii) a severance agreement; (iii) a proprietary information, inventions and competition agreement; and (iv) an indemnification agreement.

Employment Agreement

We employ Craig Dionne as our Chief Executive Officer pursuant to a 5 year written contract which commenced on September 2, 2009. Pursuant to the terms of the agreement, Dr. Dionne’s employment contract automatically extended for an additional one year term on September 2, 2014. As compensation for his services during 2014 and 2013, Dr. Dionne received a annual base salary of $381,150 and $363,000, respectively. Such base salary is reviewed yearly with regard to possible increase. In June of 2014, as a result of such review, our board of directors and Leadership Development and Compensation Committee adjusted Dr. Dionne’s annual base salary to $381,150, effective as of January 1, 2014. In addition, Dr. Dionne is eligible to receive annual discretionary and long term incentive bonuses as determined by the board. For 2012, 2013, and 2014, Dr. Dionne’s target bonus levels for annual discretionary bonus and long term incentive bonuses are: (i) 50%, and (ii) 100%, of base salary, respectively. Notwithstanding, the Board has broad discretion to make awards in excess of executive’s established targets. Commencing in 2014, the annual discretionary bonus is payable in cash and the long term incentive bonus is payable in common stock purchase options. Dr. Dionne is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated. In the event that Dr. Dionne is terminated (not in connection with a change of control) without cause or if he resigns for good reason, he will be entitled to thirty-six (36) months of salary continuation (payable in monthly installments), thirty-six (36) months of continued medical insurance coverage for Dr. Dionne and his family at a cost no less favorable than the premium co-pay charged to active employees, the acceleration of outstanding equity awards and any accrued obligations. In the event that Dr. Dionne is terminated as a result of his disability, he will be entitled to twelve (12) months of salary continuation plus any accrued obligations. Any termination payments that may become due to Dr. Dionne are contingent upon his execution of a timely separation agreement in a form acceptable to us, which shall include a release of claims against us and his resignation from the board.

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

Employment Agreement

We employ Russell Richerson as our Chief Operating Officer pursuant to a 3 year written contract, which commenced on September 2, 2009 and expired on September 2, 2012. On September 2, 2012, 2013 and 2014, the agreement was automatically extended for an additional year pursuant to its terms. As compensation for his services during 2014 and 2013, Dr. Richerson received an annual base salary of $324,685 and $309,000 per year, respectively. Such base salary is reviewed yearly with regard to possible increase. In June of 2014, as a result of such review, our board of directors and Leadership Development and Compensation Committee adjusted Dr. Richerson’s annual base salary to $324,685, effective as of January 1, 2014. In addition, Dr. Richerson is eligible to receive annual discretionary and long term incentive bonuses as determined by the board. For 2012 and 2013, Dr. Richerson’s target bonus levels for annual discretionary bonus and long term incentive bonuses are: (i) 35%, and (ii) 100%, of base salary, respectively. In connection with our board of directors and Leadership Development and Compensation Committee’s review of Dr. Richerson’s compensation in June of 2014, his target bonus levels for annual discretionary bonus and long term incentive bonuses were adjusted to: (i) 40% and (ii) 100%, of base salary, for 2014. Commencing in 2014, the annual discretionary bonus is payable in cash and the long term incentive bonus is payable in common stock purchase options. Dr. Richerson is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated. In the event that Dr. Richerson is terminated without cause or if he resigns for good reason, he will be entitled to eighteen (18) months of salary continuation (payable in monthly installments), eighteen (18) months of continued medical insurance coverage for Dr. Richerson and his family at a cost no less favorable than the premium co-pay charged to active employees, the acceleration of outstanding equity awards and any accrued obligations. In the event that Dr. Richerson is terminated as a result of his disability, he will be entitled to twelve (12) months of salary continuation plus any accrued obligations. Any termination payments that may become due to Dr. Richerson are contingent upon his execution of a timely separation agreement in a form acceptable to us, which shall include a release of claims against us and his resignation from the board, if applicable.

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

Potential Payments Upon Termination or Change- in-Control

The following table sets forth the payments that would be made to our named executive officers if his employment in accordance with his employment agreement had been terminated by us without cause, termination as a result of disability on December 31, 2014 or in the event a change in control of our Company occurred on December 31, 2014, as applicable.

Name	Terminated without cause	Terminated, change of control	Termination as a result of Disability
Craig Dionne, PhD
Salary	$1,143,450	$1,143,450	$381,150
Bonus (1)	571,725	571,725	—
Health	73,500	73,500	—
Total:	$1,788,675	$1,788,675	$381,150

Russell Richerson, PhD
Salary	489,027	$—	$324,685
Bonus (1)	454,559	—	—
Health	27,900	—	—
Total:	$971,486	$—	$324,685

(1)	Assumes all annual bonus milestones have been attained prior to termination.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter E. Grebow, PhD	40,002	—	20,261	(1)	—	—	—	60,263

Bo Jesper Hansen	40,002	—	12,925	(2)	—	—	—	52,927

Scott Ogilvie	40,002	—	22,398	(3)	—	—	—	62,400

(1)	Represents an option to purchase 38,000 common shares with a fair market value on May 23, 2014, the grant date, of $0.41 per share. The option vests quarterly over a one-year period. Represents an additional option to purchase 15,000 common shares with a fair market value on June 27, 2014, the grant date, of $0.32 per share. The option also vests quarterly over a one-year period.

(2)	Represents an option to purchase 53,000 common shares with a fair market value on August 13, 2014, the grant date, of $0.24 per share. The option vests quarterly over a one-year period.

(3)	Represents an option to purchase 38,000 common shares with a fair market value on March 3, 2014, the grant date, of $0.46 per share. The option vests quarterly over a one-year period. Represents an additional option to purchase 15,000 common shares with a fair market value on June 27, 2014, the grant date, of $0.32 per share. One-fourth of the shares vest immediately, with the remaining shares vesting quarterly over a one-year period.

Director Compensation Plan

Legacy Plan

Pursuant to the terms of our legacy non-executive director compensation policy, prior to January 1, 2014, non-employee directors were entitled to the following compensation for service on our Board:

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

Amended Plan

In June of 2014, our Leadership Development and Compensation Committee recommended, and our board of directors approved, an amendment to non-executive director compensation policy. Effective January 1, 2014, non-employee directors are entitled to the following compensation for service on our Board:

Inducement/First Year Grant. Upon joining the board, board members receives options to purchase 50,000 shares of our common stock.  The options vest as follows:  (i) 25,000 immediately upon appointment to the board; and (ii) 25,000 quarterly over the following 12 months.

 Annual Grant. Subject to the shareholder’s rights to elect any individual director, starting on the first year anniversary of service, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 40,000 shares of common stock or restricted stock units of equivalent value. The annual grants vest quarterly during the grant year.

Committee and Committee Chairperson Grant. Each director will receive options to purchase an additional 4,000 shares of common stock, or restricted stock units of equivalent value, for each committee on which he or she serves. Chairpersons of each committee will receive options to purchase an additional 1,000 share of common stock, or restricted stock units of equivalent value.  The committee grants vest quarterly during the grant year.

Special Committee Grants. From time to time, individual directors may be requested by the board of directors to provide extraordinary services.  These services may include such items as the negotiation of key contracts, assistance with scientific issues, or such other items as the board deems necessary and in the best interest of our company and our shareholders.  In such instances, the board shall have the flexibility to issue special committee grants.   The amount of such grants and terms will vary commensurate with the function and tasks of the special committee.

Exercise Price and Term. All options issued pursuant to the amended non-executive board compensation policy will have an exercise price equal to the fair market value of our common stock at close of market on the grant date.  The term of the options shall be for a period of 5 years from the grant date.

The determination with regard to whether awards will be made in options or restricted stock units will be at the sole discretion of the director.

Cash Compensation. Directors will also receive cash compensation equal to: (i) an annual cash retainer of $30,000, and (ii) a per committee cash award of $3,334.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2015, information regarding beneficial ownership of our capital stock by:

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

			Common Stock
Name and Address of Beneficial Owner(1)	Shares		Shares Underlying Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Craig Dionne, PhD	2,464,749	(5)	3,688,200	6,152,949	16.5%
Russell B. Richerson, PhD	942,392		2,699,570	3,641,962	10.1%
Bo Jesper Hansen, MD, PhD	—		216,750	216,750	*
Scott Ogilvie	—		284,000	284,000	*
Peter E. Grebow, PhD	—		140,750	140,750	*

All directors and executive officers as a group (5 persons)	3,407,141		7,029,270	10,436,411	25.7%

Beneficial Owners of 5% or more
Kihong Kwon, MD(3)	2,456,567		—	2,456,567	7.3%
Alpha Capital Anstalt(4)	2,361,213		—	2,361,213	7.0%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is GenSpera, Inc., 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There were 33,518,366 shares of common stock issued and outstanding as of March 13, 2015.

(3)	1015 E. Chapman, Suite 201, Fullerton, CA 92831. Does not include 1,211,617 warrants or convertible securities subject to exercise conditions based on percentage ownership.

(4)	The source of the information regarding reporting person’s holdings and address was the Form 13g filed by reporting person on December 19, 2014.

(5)	Includes 433,740 shares owned by Craig A. Dionne & Bonnie Camille Dionne TTEES The Dionne Annuity Trust of 2011 and 566,260 shares owned by Craig A Dionne & Bonnie Camille Dionne JTWROS.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

•	On February 12, 2013, we granted each of Drs. Isaacs and Denmeade, in their respective capacities as our Scientific Advisors, common stock purchase options to purchase 20,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $1.95 per share. The options vest quarterly beginning on March 31, 2013 and lapse if unexercised on February 12, 2018.

•	On March 1, 2013 we granted Scott V. Ogilvie, one of our outside directors, options to purchase 38,000 shares of common stock. The options were granted pursuant to our director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $1.90 per share. The options vest quarterly and have a term of five years.

•	On March 25, 2013, we issued Dr. Dionne, or CEO, options to purchase an aggregate of 561,394 in connection with his 2012 long term and annual bonus. The options have a term of seven years, an exercise price of $2.18 and are fully vested on the grant date.

•	On March 25, 2013, we issued Dr. Richerson, or COO, options to purchase an aggregate of 516,318 in connection with his 2012 long term and annual bonus. The options have a term of seven years, an exercise price of $1.98 and are fully vested on the grant date.

•	On May 24, 2013, we granted Peter E. Grebow, PhD, one of our outside directors, options to purchase 38,000 shares of common stock. The options were granted pursuant to our director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $1.95 per share. The options vest quarterly and have a term of five years.

•	During June of 2013, in connection with Ms. Barnabei’s resignation as Vice President and Treasurer, we entered into a Release Agreement with Ms. Barnabei which provides for an extended amount of time to exercise any stock options vested as of June 30, 2013 from three months from the date of her final day of employment to the expiration date of each respective award, in exchange for Ms. Barnabei’s general release of claims against the Company, if any.

•	On January 7, 2014, we granted each of Drs. Isaacs and Denmeade, in their respective capacities as our Scientific Advisors, common stock purchase options to purchase 20,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $1.29 per share. The options vest quarterly beginning on March 31, 2014 and lapse if unexercised on January 7, 2019.

•	On January 8, 2014, we issued Dr. Dionne, or CEO, options to purchase an aggregate of 1,136,943 in connection with his 2013 long term and annual bonus. The options have a term of seven years, an exercise price of $1.42 and are fully vested on the grant date.

•	On January 8, 2014, we issued Dr. Richerson, or COO, options to purchase an aggregate of 811,959 in connection with his 2013 long term and annual bonus. The options have a term of seven years, an exercise price of $1.29 and are fully vested on the grant date.

•	On March 1, 2014, we granted Scott V. Ogilvie, one of our outside directors, options to purchase 38,000 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $1.36 per share. The options vest quarterly over the year and have a term of five years.

•	On May 24, 2014, we granted Peter E. Grebow, PhD, one of our outside directors, options to purchase 38,000 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $1.20 per share. The options vest quarterly over the year and have a term of five years.

•	In June of 2014, our Leadership Development and Compensation Committee recommended, and our board of directors approved, an amendment to non-executive director compensation policy. The amendment was made effective January 1, 2014. For a further discussion of the amended plan, see the section of this report entitled “Director Compensation.”

•	On June 27, 2014, we granted Scott V. Ogilvie, one of our outside directors, options to purchase 15,000 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $0.94 per share. The options have a term of five years, and 3,750 shares are fully vested on the grant date, with the balance vesting quarterly over the year.

•	On June 27, 2014, we granted Peter E. Grebow, PhD, one of our outside directors, options to purchase 15,000 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $0.94 per share. The options vest quarterly over the year and have a term of five years.

•	On August 13, 2014, we granted Bo Jesper Hansen, M.D., one of our outside directors, options to purchase 53,000 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Hansen’s service on our board and related committees. The options have an exercise price of $0.70 per share. The options vest quarterly over the year and have a term of five years.

•	On March 2, 2015 we granted Scott V. Ogilvie, one of our outside directors, options to purchase 53,000 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $0.95 per share. The options vest quarterly over the year and have a term of five years.

•	As of March 15, 2015, we have 3 promissory notes payable to Dr. Dionne. Each note accrues interest at 4.2% per annum. The loans were originally made in order to provide us with working capital. The aggregate balance of the notes is $105,000 in principal and approximately $31,000 in accrued interest. The notes and accrued interest are convertible into 272,128 shares of common stock at a price of $0.50 per share.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2014 and 2013 fiscal years:

Type of Fees	2014	2013

Audit Fees
Liggett, Vogt & Webb, P.A.	$50,000	$50,500
RBSM, LLP	‒	‒
Audit Related Fees
Liggett, Vogt & Webb, P.A.	7,000	2,000
RBSM, LLP	20,000	22,000
Tax Fees	4,500	4,500
All Other Fees	‒	‒
Total Fees	$81,500	$79,000

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2014 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Neither of the firms which we engaged during 2014 provided any services, other than those listed above.

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

GENSPERA, INC.

Date: March 23, 2015	/s/ Craig Dionne
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Craig Dionne	Chief Executive Officer, Chief Financial Officer and	March 23, 2015
Craig Dionne	Director (Principal Executive Officer and Principal financial and accounting officer)

/s/ Peter E. Grebow, PhD	Director	March 23, 2015
Peter E. Grebow, PhD

/s/ Bo Jesper Hansen MD PhD	Director	March 23, 2015
Bo Jesper Hansen MD PhD

/s/ Scott Ogilvie	Director	March 23, 2015
Scott Ogilvie

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

GENSPERA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GenSpera, Inc.

San Antonio, TX

We have audited the accompanying balance sheets of GenSpera, Inc. as of December 31, 2014 and 2013, and the related statements of losses, statement of stockholders' equity, and cash flows for each of the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenSpera, Inc. at December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $39.4 million as of December 31, 2014, and will require additional cash to fund and continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A.

March 20, 2015
New York, New York

GENSPERA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$2,316	$3,587
Prepaid expenses	197	163
Total current assets	2,513	3,750
Office equipment, net of accumulated depreciation of $23 and $16	12	14
Intangible assets, net of accumulated amortization of $111 and $94	101	118
Other assets	3	3
Total assets	$2,629	$3,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$989	$1,270
Accrued expenses	1,438	1,250
Convertible notes – stockholder	105	105
Total current liabilities	2,532	2,625
Total liabilities	2,532	2,625

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $.0001 per share; 30,000,000 shares authorized, none issued and outstanding	‒	‒
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 33,181,197 and 27,252,966 shares issued and outstanding, respectively	3	3
Additional paid-in capital	39,473	33,642
Accumulated deficit	(39,379)	(32,385)

Total stockholders' equity	97	1,260

Total liabilities and stockholders' equity	$2,629	$3,885

See accompanying notes to audited financial statements.

GENSPERA, INC.

STATEMENTS OF LOSSES

(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013

Operating expenses:
Research and development	$3,691	$3,711
General and administrative	3,307	2,684
Total operating expenses	6,998	6,395

Loss from operations	(6,998)	(6,395)

Other income (expense):
Gain on change in fair value of warrant derivative liability	‒	1,096
Interest income (expense), net	4	(3)

Loss before provision for income taxes	(6,994)	(5,302)

Provision for income taxes	‒	‒

Net loss	$(6,994)	$(5,302)

Net loss per common share, basic and diluted	$(0.23)	$(0.21)

Weighted average shares outstanding	30,413,042	24,816,481

See accompanying notes to audited financial statements.

GENSPERA, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2012	22,298,424	$2	$26,353	$(27,083)	$(728)
Stock-based compensation	‒	‒	1,254	‒	1,254

Exercise of warrants	863,392	‒	404	‒	404

Reclassification of derivative liability upon exercise of warrants	‒	‒	80	‒	80

Sale of common stock and warrants at $1.773 per share	757,794	‒	1,217	‒	1,217

Sale of common stock and warrants at $1.50 per share	3,333,356	1	4,999	‒	5,000

Issuance cost of sales of common stock and warrants	‒	‒	(665)	‒	(665)

Net loss	‒	‒	‒	(5,302)	(5,302)

Balance, December 31, 2013	27,252,966	$3	$33,642	$(32,385)	$1,260

Stock-based compensation	‒	‒	1,319	‒	1,319

Common stock and warrants issued as payment of services and consulting fees	798,020	‒	735	‒	735

Sale of common stock and warrants at $0.80 per share (Registered Offering)	4,163,961	‒	3,331	‒	3,331

Sale of common stock and warrants at $0.80 per share (Private Placement)	966,250	‒	773	‒	773

Issuance cost of sales of common stock and warrants	‒	‒	(327)	‒	(327)

Net loss	‒	‒	‒	(6,994)	(6,994)

Balance, December 31, 2014	33,181,197	$3	$39,473	$(39,379)	$97

See accompanying notes to audited financial statements.

GENSPERA, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,994)	$(5,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	23
Stock-based compensation	2,054	1,254
Change in fair value of derivative liability	‒	(1,096)
Increase in operating assets:
Prepaid expenses	(34)	(86)
Increase in operating liabilities:
Accounts payable and accrued expenses	(93)	500
Cash used in operating activities	(5,044)	(4,707)

Cash flows from investing activities:
Acquisition of office equipment	(4)	(8)
Cash used in investing activities	(4)	(8)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	4,104	6,217
Proceeds from exercise of warrants	‒	405
Cost of common stock and warrants sold	(327)	(665)
Cash provided by financing activities	3,777	5,957

Net (decrease) increase in cash	(1,271)	1,242
Cash, beginning of period	3,587	2,345

Cash, end of period	$2,316	$3,587

See accompanying notes to audited financial statements.

GENSPERA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 ‒ BACKGROUND

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

Our primary focus at the present time is the clinical development of our lead compound, mipsagargin (formerly referred to as G-202), a novel therapeutic agent with a unique mechanism of action. We have completed a Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of mipsagargin, in which we treated a total of 44 patients (includes Phase Ia and Ib), including two patients with hepatocellular carcinoma (HCC), or liver cancer, who experienced prolonged stabilization of disease up to eleven months after initiation of treatment. We are conducting a Phase II clinical trial of mipsagargin in patients with liver cancer, in which twenty-five patients have been treated, and is closed to new patient enrollment. In January 2015, we announced results from our Phase II study in liver cancer patients which indicated that study participants experienced a median time to progression of 4.2 months, nearly twice the time demonstrated in prior studies with placebo or ineffective agents. Thirty-five percent of patients received five or more cycles of treatment with an average time on study of 7.1 months. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications including glioblastoma, prostate cancer and renal cell carcinoma trials. Notwithstanding that the initial and interim data from our trials appear promising, the outcome of our trials is uncertain and our current or future trials may ultimately be unsuccessful.

We are currently conducting a Phase II clinical trial in glioblastoma (a type of brain cancer), in which twelve patients have been treated as of March 3, 2015. We also anticipate commencing the enrollment of patients in Phase II clinical trials in patients with prostate and renal cancers during the second quarter of 2015.

Note 2 ‒ Management’s Plans to Continue as a Going Concern

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have a deficit accumulated of $39.4 million as of December 31, 2014. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our product candidates currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at December 31, 2014 was $2.3 million, representing 88% of our total assets. Based upon our current expected level of operating expenditures, we expect to be able to fund our operations for the next six to nine months. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

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

NOTE 3 ‒ Summary of Critical Accounting Policies and Use of Estimates

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

We incurred research and development expenses of $3.7 million in each of the years ended December 31, 2014 and 2013, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and cash equivalents were $2.3 million and $3.6 million at December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, there was $1.9 million and $3.1 million in cash over the federally insured limit of $250,000.

We currently outsource all manufacturing of our clinical supplies to single source manufactures. We also have a single source supplier for the active ingredient in our prodrug compounds, including mipsagargin. A change in these suppliers could cause a delay in manufacturing and/or clinical trials, which would adversely affect our Company.

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

Depreciation expense was approximately $7,000 and $6,000 for the years ended December 31, 2014 and 2013, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2014 and 2013, as they would be anti-dilutive:

	Year Ended December 31,
	2014	2013
Shares underlying options outstanding	8,685,095	6,050,623
Shares underlying warrants outstanding	19,897,928	10,216,597
Shares underlying convertible notes outstanding	270,339	261,519
	28,853,362	16,528,739

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

The Company previously had recorded a warrant derivative liability for warrants with anti-dilution provisions, which all the respective warrants were either exercised or expired as of December 31, 2014 and 2013.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year Ended December 31,
	2014	2013
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	$962	$999
Common stock and warrants issued for consulting fees	735	‒
Derivative liability reclassified to equity upon exercise of warrants	‒	80

There was no cash paid for interest and income taxes for the years ended December 31, 2014 and 2013.

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

Amortization expense recorded during the years ended December 31, 2014 and 2013 was approximately $17,000 for both years. Amortization expense is estimated to be approximately $17,000 for each one of the next five fiscal years.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013

Accrued compensation and benefits	$1,108	$1,040
Accrued research and development	163	82
Accrued other	167	128
Total accrued expenses	$1,438	$1,250

NOTE 7 ‒ CONVERTIBLE NOTES PAYABLE

We have issued convertible notes to our chief executive officer pursuant to which we borrowed an aggregate of $0.2 million, with $0.1 million principal balance outstanding at December 31, 2014. The notes bear an interest rate of 4.2% and matured at various dates through December 6, 2011. Accrued interest at December 31, 2014 and December 31, 2013 was approximately $30,000 and $26,000, respectively. As of December 31, 2014, our chief executive officer has not demanded the payment of the outstanding principal and accrued interest. Accordingly, we consider these amounts due on demand. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

NOTE 8 ‒ COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate offices under an operating lease that expires on October 14, 2015.  Rent expense for office space amounted to approximately $56,000 and $55,000 for the years ended December 31, 2014 and 2013, respectively. The following table summarizes future minimum lease payments as of December 31, 2013 (in thousands):

2015	$45
Thereafter	‒
Total minimum lease payments	$45

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

	Chief Executive Officer	Chief Operating Officer
Terminated without cause	$1,789	$969
Terminated, change of control without good reason	1,789	—
Terminated for cause, death, disability and by executive without good reason	381	325

Legal Matters

On March 12, 2012, GenSpera instituted a declaratory judgment action against Annastasiah Mhaka (“Mhaka”) in the United States District Court for the District of Maryland: GenSpera, Inc. v. Mhaka, Civil Action No. MJG-12-772 (D. Md.). In its complaint, GenSpera, as the exclusive licensee of the inventions described and claimed in the U.S. Patent No. 7,468,354 (“the ‘354 patent”) and U.S. Patent No. 7,767,648 (“the ‘648 patent”), sought a declaratory judgment that Mhaka should not be added to either the ‘354 patent or the ‘648 patent as an inventor. On April 2, 2012, Mhaka filed and served her answer and counterclaim, in which she sought to be added as an inventor to the ‘354 patent and the ‘648 patent pursuant to 35 U.S.C. § 256. On November 1, 2012, Mhaka filed a second complaint in Maryland state court, asserting state tort claims against GenSpera and Drs. Samuel Denmeade and John Isaacs.

On May 1, 2013, the District Court granted GenSpera’s motion for summary judgment in the original case. Reserving any ruling on the issue of whether Mhaka’s state law tort claims were preempted by federal patent law, the Court denied defendants’ motion to dismiss Mhaka’s complaint in the second case and directed Mhaka to re-file her claims as counterclaims in the original action. On May 14, 2013, Mhaka filed an amended answer and counterclaims in the consolidated action, re-pleading her tort claims as counterclaims. On June 3, 2013, GenSpera (along with Drs. Denmeade and Isaacs) filed a reply to the counterclaims, denying their allegations and raising a number of affirmative defenses. On January 2, 2014, Drs. Isaacs and Denmeade moved for summary judgment on the grounds that Mhaka’s tort claims were barred by the applicable statute of limitations, and GenSpera joined in the motion. On May 6, 2014, GenSpera moved separately for summary judgment, a motion that Drs. Denmeade and Isaacs joined in part. On September 12, 2014, the District Court granted GenSpera’s motion for summary judgment as well as the motion for summary judgment filed by Drs. Denmeade and Isaacs. Judgment in favor of GenSpera, Dr. Isaacs, and Dr. Denmeade was entered concurrently for purposes of both the original case and the second case.

On October 10, 2014, Mhaka filed notices of Appeal with the United States Courts of Appeals for the Fourth Circuit and Federal Circuit. On December 11, 2014, GenSpera (along with Drs. Denmeade and Isaacs) filed a motion to dismiss the appeal before the United States Court of Appeals for the Fourth Circuit on the ground that the Court of Appeals for the Federal Circuit possesses exclusive jurisdiction over any appeal from the District Court. On December 29, 2014, Mhaka filed an opposition to the motion to dismiss and moved the Court of Appeals for the Fourth Circuit to stay appellate proceedings pending resolution of the appeal before the United States Court of Appeal for the Federal Circuit. On January 12, 2015, the Appellees filed an opposition to the motion to stay. On March 17, 2015, the Court of Appeals for the Fourth Circuit dismissed Mhaka’s appeal for lack of jurisdiction.

In the appellate proceedings before the United States Court of Appeals for the Federal Circuit, Mhaka originally filed her opening brief on December 26, 2014. Mhaka filed a corrected opening brief on January 20, 2015. On February 12, 2015, the Appellees filed their responsive brief, and on March 16, 2015, Mhaka filed a reply brief. Oral argument on the appeal has yet to be scheduled.

NOTE 9 ‒ CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

In December 2014, we issued a total of 424,522 common shares to Phyton Biotech GmbH as partial compensation for services related to the development of a cell line derived from Thapsia garganica. The services were valued at $280,000 in total.

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

During the year ended December 31, 2014, no warrants were exercised into common shares. During the year ended December 31, 2013, 325,670 warrants were exercised into an equivalent number of common shares for which we received proceeds of approximately $404,000, and one million warrants were exercised on a cashless basis into 537,722 common shares.

Equity Financing

June 2014 Registered Offering

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

Each Series A warrant has an exercise price of $1.15 per share, is immediately exercisable and separately transferable from the common shares and expires on the five year anniversary of the date of issuance. Each Series B warrant has an exercise price of $0.85 per share, is immediately exercisable and separately transferable from the common shares and expires on the nine month anniversary of the date of issuance. Each Series C warrant has an exercise price of $0.85 per share, is immediately exercisable and separately transferable from the common shares and will expire on the twelve month anniversary of the date of issuance. The units are not certificated. In December 2014, the expiration date of the Series B and C Warrants was extended until December 31, 2015.

June 2014 Private Placement

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

NOTE 10 ‒ STOCK OPTIONS

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

As of December 31, 2014, our 2009 Plan authorized up to 6,000,000 shares of common stock to be reserved for issuance upon exercise of stock options or other stock-based awards, and the Company has awarded 4,945,874 stock options, and 1,054,126 shares of common stock were available for future grants under the 2009 Plan. All option awards granted under the 2009 Plan are fully vested.

Our 2007 Plan authorizes up to 6,000,000 shares of common stock to be reserved for the issuance upon exercise of stock options or other stock-based awards, subject to an annual award limitation of 1,500,000 shares. Under the 2007 Plan, vesting schedules for stock options vary, but generally vest for a period of not more than five years and at a rate of not less than 20% per year. The maximum term of an option granted under the 2007 Plan is ten years. As of December 31, 2014, the Company has awarded 4,174,221 stock options, and 2,090,779 shares of common stock were available for future grants under the 2007 Plan.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of losses (in thousands):

	2014	2013
Research and development	$891	$483
General and administrative	1,164	771
Total stock-based compensation expense	$2,055	$1,254

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	4,674,628	$1.79
Granted	1,515,995	$2.02
Exercised	‒	‒
Forfeited	(140,000)	$2.80
Outstanding at December 31, 2013	6,050,623	$1.82	4.0	$272
Granted	2,759,472	$1.26
Exercised	‒	‒
Forfeited	(125,000)	$1.50
Outstanding at December 31, 2014	8,685,095	$1.65	4.0	$46

Exercisable at December 31, 2014	8,559,895	$1.66	4.0	$46

As of December 31, 2014, there was $43,000 of total unrecognized compensation cost related to non-vested stock options which vest over time, and is expected to be recognized over a weighted-average period of 1.2 years. As of December 31, 2013, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options which vest over time, and is expected to be recognized over a weighted-average period of 0.5 years.

During 2014 and 2013, the Company issued options to purchase 2,107,902 and 1,335,972 shares of common stock, respectively, to employees, and non-employee directors under the Plans. The weighted-average fair value of the options granted to employees and non-employee directors during 2014 and 2013 was estimated at $0.48 and $0.84 per share, respectively, on the date of grant.

During 2014 and 2013, the Company issued options to purchase 651,570 and 180,023 shares of common stock, respectively, to consultants under the Plan. The per-share weighted-average fair value of the options granted to consultants during 2014 and 2013 was estimated at $0.38 and $0.75, respectively, on the date of grant.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Volatility	55.8%	58.8%
Expected term (years)	3.5	3.7
Risk-free interest rate	0.7%	0.6%
Dividend yield	None	None

No options were exercised during the years ended December 31, 2014 and 2013.

NOTE 11 ‒ WARRANTS AND DERIVATIVE WARRANT LIABILITY

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

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	8,513,984	$2.47
Granted	4,376,228	$1.97
Exercised	(1,325,670)	$1.06
Forfeited	(1,347,945	1.52
Outstanding at December 31, 2013	10,216,597	$2.56	2.9	$48.0
Granted	11,467,847	$0.95
Forfeited	(1,786,516)	$2.85
Outstanding at December 31, 2014	19,897,928	$1.61	1.8	$8.4

Exercisable at December 31, 2014	19,897,928	$1.61	1.8	$8.4

During the year ended December 31, 2014, no warrants were exercised into common shares. During the year ended December 31, 2013, 325,670 warrants were exercised into an equivalent number of common shares for which we received approximately $404,000 in proceeds, and 1,000,000 warrants were exercised on a cashless basis into 537,722 common shares.

The following table summarizes outstanding warrants to purchase common stock as of December 31, 2014:

	Number of shares	Weighted Average Exercise price	Expiration
Equity–classified warrants
Issued to consultants	1,045,759	$2.22	May 2015 through August 2019
Issued pursuant to 2010 financings	1,022,943	$3.38	January 2015 through May 2015
Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
Issued pursuant to 2013 financings	4,376,228	$1.97	December 2017 through August 2023
Issued pursuant to 2014 financings	11,219,847	$0.93	December 2015 through June 2019
	19,897,928

Equity-classified Warrants

During 2014, the Company issued warrants to consultants to purchase 248,000 at a weighted-average fair value of $0.36 per share on the date of grant. During 2014, total stock-based compensation expense of approximately $89,000 was recognized using the straight-line method in the statement of losses for warrants issued to consultants. During 2013, the Company did not issue any warrants to consultants to purchase shares of common stock. The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the equity-classified warrants issued for services for the year ended December 31, 2014:

Volatility	51.1%
Expected term (years)	2.0
Risk-free interest rate	0.5%
Dividend yield	None

In June 2014, in connection with our registered offering, we issued an aggregate of 10,736,722 common stock purchase warrants, including 10,409,905 issued to investors and 326,817 issued to the placement agents. The warrants were issued with exercise prices between $0.85 and $1.15 per share. Additionally, we also issued 483,125 common stock purchase warrants to investors in our June 2014 private placement. The warrants have an exercise price of $1.15 per share.

In 2014, we also issued warrants to consultants to purchase 248,000 shares of common stock as compensation for business and advisory services. The common stock purchase warrants have exercise prices of between $1.15 and $3.00 per share, are immediately exercisable and expire on the five year anniversary of the date of issuance. The per share weighted-average fair value of the warrants granted to consultants during 2014 was estimated at $0.36 per share on the date of grant.

In August 2013, in connection with an offering of our securities, we issued an aggregate of 776,204 common stock purchase warrants, including: 686,420 pursuant to closings in January 2013 and March 2013; 18,410 to the placement agent; and 71,374 additional warrants issued to investors that participated in the December 2012 closing. All warrants were issued with an exercise price of $3.00 per share. In connection with our August 2013 Offering, the Company issued an aggregate of 3,600,024 common stock purchase warrants, including: 3,333,356 issued to investors, and 266,668 to the placement agents. All warrants were issued with an exercise price of $ 1.75 per share.

In 2013, in connection with multiple closings of the December 2012 offering, the Company issued an aggregate of 776,204 common stock purchase warrants, including: 686,420 pursuant to closings in January 2013 and March 2013; 18,410 to the placement agent; and 71,374 additional warrants issued to investors that participated in the December 2012 closing. All warrants were issued with an exercise price of $ 3.00 per share. In connection with our August 2013 offering, the Company issued an aggregate of 3,600,024 common stock purchase warrants, including: 3,333,356 issued to investors, and 266,668 to the placement agents. All warrants were issued with an exercise price of $ 1.75 per share.

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

We did not record a gain or loss during the year ended December 31, 2014, as the outstanding liability-classified warrants were either exercised or had expired. We recorded a gain of $1.1 million during the year ended December 31, 2013, related to the change in fair value of the warrant derivative liability during that period, and for the expiration of such warrants during the year. In 2013, we reclassified approximately $80,000 of the derivative liability as a result of approximately 242,000 warrants being exercised.

NOTE 12 ‒ INCOME TAXES

The Company had, subject to limitation, $27.8 million of net operating loss carryforwards at December 31, 2014, which will expire at various dates beginning in 2015 through 2025. In addition, the Company has research and development tax credits of approximately $443,000 at December 31, 2014 available to offset future taxable income, which will expire from 2028 through 2035. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $2.4 and $1.8 million for the year ended December 31, 2014 and 2013, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2014		2013
Deferred tax assets:
Net operating loss carryover		$9,466		$7,590
Stock-based compensation		3,372		2,888
Tax credits		443		398
Total deferred tax assets		13,281		10,876
Less: valuation allowance		(13,281)		(10,876)
Net deferred tax assets	$	‒	$	‒

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2014 and 2013 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2014	2013
Statutory federal income tax rate	-34.0%	-34.0%
Permanent differences	0.0%	-7.0%
Adjustment for R&D Credit	0.2%	0.2%
Valuation allowance	33.8%	40.8%
Effective income tax rate	‒ %	‒ %

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 13 – SUBSEQUENT EVENTS

In February and March 2015, certain holders of the Company’s Series B warrants exercised their warrants to purchase an aggregate of 337,169 shares of our common stock at an exercise price of $0.85 per share, resulting in gross proceeds to the Company of approximately $0.3 million.

In March 2015, we entered into a consulting agreement and issued an aggregate of 30,000 shares of our common stock, valued at approximately $27,000, as compensation.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.11**	Amended and Restated 2009 Executive		10-K	4.11	333-153829	3/29/13
	Compensation Plan amended on March 25, 2013

4.12	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.13	Form of Securities Purchase Agreement - Jan - Mar 2010 offering	10-K	4.27	333-153829	3/31/10

4.14	Form of Common Stock Purchase Warrant issued Jan - Mar 2010	10-K	4.28	333-153829	3/31/10

4.15	Form of Consultant Warrants issued in May 2010	10-Q	4.29	333-153829	5/14/10

4.16	Form of Securities Purchase Agreement - May 2010	8-K	10.01	333-153829	5/25/10

4.17	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10
4.18**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.19	Form of Securities Purchase Agreement - January and February of 2011	8-K	10.01	333-153829	1/27/11

4.20	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.21**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.22	Form of Securities Purchase Agreement dated April 2011	8-K	10.01	333-153829	5/03/11

4.23	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.24**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.25	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.26	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.27	Form of Securities Purchase Agreement for December 2012 through March 2013 Offering	8-K	10.01	333-153829	3/28/13

4.28	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.29	Form of Registration Rights Agreement for December 2012 through March 2013 Offering	8-K	10.02	333-153829	3/28/13

4.30	Form of Subscription Agreement or August 2013 Offering	8-K	10.01	333-153829	8/16/13

4.31	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.32	Form of Registrants Rights Agreement for August 2013 Offering	8-K	10.03	333-153829	8/16/13

4.33	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/16/13

4.34	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.35	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.36	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.37	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.38	Form of Consultant Common Stock Purchase Warrant issued February and August 2014	10-Q	4.38	333-153829	8/8/14

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement	8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement	8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement	8-K	10.09	333-153829	9/09/09

10.10**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.11	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

23.01	Consent of Liggett, Vogt & Webb, P.A.	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.