Form 10-Q
period 2015-03-31
GENSPERA INC
filed 2015-05-11
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-153829

GENSPERA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2511 N Loop 1604 W, Suite 204
San Antonio, TX	78258
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2015 the issuer had 33,548,366 common shares, $0.0001 par value, issued and outstanding.

1

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, which also includes “Risk Factors”, filed with the United States Securities and Exchange Commission or SEC, on March 23, 2015. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “registrant” refer to GenSpera, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2015), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three month period ended March 31, 2015 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2015. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our ability to manage the business despite continuing operating losses and negative cash flows;

•	our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
•	our ability to build the management, human resources and infrastructure necessary to support the growth of our business;
•	competitive factors and developments beyond our control;
•	scientific and medical developments beyond our control;
•	government regulation of our business;
•	our ability to successfully complete our clinical trials of our proposed drug candidates and gain regulatory approval to market such products;
•	our ability to maintain and protect our intellectual property;
•	whether any of our current or future patent applications will result in issued patents;
•	our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business;
•	whether any potential strategic benefits of licensing transactions, acquisitions, or licensing of new technologies, if any, will be realized; and
•	other factors discussed in the “Risk Factors” section, and elsewhere in this Quarterly Report.

In addition to the foregoing, other factors may influence our future performance including those factors discussed in the “Risk Factors” section of our 2014 Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future prospects.

PART I

FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

GENSPERA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,403	$2,316
Prepaid expenses	160	197
Total current assets	1,563	2,513
Office equipment, net of accumulated depreciation of $24 and $23	15	12
Intangible assets, net of accumulated amortization of $115 and $111	97	101
Other assets	3	3
Total assets	$1,678	$2,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,209	$989
Accrued expenses	1,713	1,438
Convertible notes – stockholder	105	105
Total current liabilities	3,027	2,532
Total liabilities	3,027	2,532

Commitments and contingencies

Stockholders’ equity (deficit):

Preferred stock, par value $0.0001 per share; 30,000,000 shares authorized, none issued and outstanding	‒	‒
Common stock, par value $0.0001 per share; 150,000,000 shares authorized, 33,548,366 and 33,181,197 shares issued and outstanding, respectively	3	3
Additional paid-in capital	39,870	39,473
Accumulated deficit	(41,222)	(39,379)

Total stockholders’ (deficit) equity	(1,349)	97

Total liabilities and stockholders’ equity (deficit)	$1,678	$2,629

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014

Research and development	$815	$1,104
General and administrative	1,028	836

Total operating expenses	1,843	1,940

Loss from operations	(1,843)	(1,940)

Loss before provision for income taxes	(1,843)	(1,940)
Provision for income taxes	‒	‒

Net loss	$(1,843)	$(1,940)
Net loss per common share, basic and diluted	$(0.06)	$(0.07)

Weighted average shares outstanding	33,300,379	27,325,378

The accompanying notes are an integral part of these condensed unaudited financial statements.

GENSPERA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity(Deficit)

Balance, December 31, 2014	33,181,197	$3	$39,473	$(39,379)	$97

Stock-based compensation	‒	‒	83	‒	83

Common stock issued as payment of services and consulting fees	30,000	‒	27	‒	27

Exercise of warrants	337,169	‒	287	‒	287

Net loss	‒	‒	‒	(1,843)	(1,843)

Balance, Mach 31, 2015 (unaudited)	33,548,366	$3	$39,870	$(41,222)	$(1,349)

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,843)	$(1,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	6
Stock-based compensation	110	339
Increase in operating assets:
Prepaid expenses	37	16
Increase in operating liabilities:
Accounts payable and accrued expenses	495	570
Cash used in operating activities	(1,196)	(1,009)

Cash flows from investing activities:
Acquisition of office equipment	(4)	(2)
Cash used in investing activities	(4)	(2)

Cash flows from financing activities:
Proceeds from exercise of warrants	287	‒
Cash provided by financing activities	287	‒

Net decrease in cash	(913)	(1,011)
Cash and cash equivalents, beginning of period	2,316	3,587
Cash and cash equivalents, end of period	$1,403	$2,576

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

Our primary focus at the present time is the clinical development of our lead compound, mipsagargin (formerly referred to as G-202), a novel therapeutic agent with a unique mechanism of action. We have completed a Phase Ia/Ib dose escalation, safety, tolerability and dose refinement study of mipsagargin, in which we treated a total of 44 patients (includes Phase Ia and Ib), including two patients with hepatocellular carcinoma (HCC), or liver cancer, who experienced prolonged stabilization of disease up to eleven months after initiation of treatment. We have completed a Phase II clinical trial of mipsagargin in patients with liver cancer, in which twenty-five patients were treated. In January 2015, we announced results from our Phase II study in liver cancer patients which indicated that study participants experienced a median time to progression of 4.2 months, nearly twice the time demonstrated in prior studies with placebo or ineffective agents. Thirty-five percent of patients received five or more cycles of treatment with an average time on study of 7.1 months. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications including glioblastoma, prostate cancer and renal cell carcinoma trials. Notwithstanding that the data from our trials appear promising, the outcome of our trials is uncertain and our current or future trials may ultimately be unsuccessful.

We are currently conducting a Phase II clinical trial in glioblastoma (a type of brain cancer), in which twelve patients have been treated as of May 1, 2015. We also anticipate commencing the enrollment of patients in our Phase II clinical trials in patients with prostate cancer and initiating our planned Phase II clinical trial in patients with renal cell carcinoma.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have an accumulated deficit of $41.2 million as of March 31, 2015. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at March 31, 2015 was $1.4 million, representing 84% of our total assets. Based upon our current expected level of operating expenditures, we expect to be able to fund our operations for the next three to six months. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

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

Our auditors’ report issued in connection with our a December 31, 2014 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past June 2015. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

We incurred research and development expenses of approximately $0.8 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2015 and 2014, as they would be anti-dilutive:

	Three months ended March 31,
	2015	2014
Shares underlying options outstanding	8,853,695	8,334,895
Shares underlying warrants outstanding	19,401,382	10,001,591
Shares underlying convertible notes outstanding	272,514	263,695
	28,527,591	18,600,181

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of March 31, 2015, the Company has no such assets or liabilities outstanding.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, simplifying the income statement presentation by eliminating the concept of extraordinary items. The guidance does not change the requirement to disclose items that are unusual in nature and occur infrequently. ASU No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, although early adoption is permitted. Exclusive of a material transaction that would qualify for extraordinary item presentation in future periods, we do not expect the adoption of this standard to materially impact our financial statements.

In April 2015, the Financial Accounting Standard Board issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. We do not expect the adoption of this standard to materially impact our consolidated financial statements.

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands):

	Three months ended March 31,
	2015	2014
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	$—	$962

There was no cash paid for interest and income taxes for the three months ended March 31, 2015 and 2014.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation and benefits	$1,364	$1,108
Accrued research and development	138	163
Accrued other	211	167
Total accrued expenses	$1,713	$1,438

NOTE 6 – CONVERTIBLE NOTES PAYABLE

We previously entered into convertible notes with our chief executive officer pursuant to which we borrowed an aggregate of $0.2 million, with $0.1 million principal balance outstanding at March 31, 2015. The notes, which bear interest at a rate of 4.2% per annum and matured at various dates through December 6, 2011, are now considered due on demand. As of March 31, 2015, our chief executive officer has not demanded the payment of the outstanding principal and accrued interest. Accrued interest at March 31, 2015 and December 31, 2014 was approximately $31,000 and $30,000, respectively. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

In March 2015, we also entered into an agreement to grant an aggregate of 30,000 shares of common stock, valued at approximately $27,000, to a consultant for business advisory services to be provided to the Company.

During the three months ended March 31, 2015, 337,169 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds. During the three months ended March 31, 2014, no warrants were exercised into common shares.

NOTE 9 – STOCK OPTIONS

Our 2009 Executive Compensation Plan (“2009 Plan”) and our 2007 Equity Compensation Plan (“2007 Plan”) allow for the issuance of up to 6,000,000 shares of common stock each, or 12,000,000 in the aggregate. Collectively, the 2009 Plan and 2007 Plan are referred to as “the Plans.” Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of operations for the three months ended March 31, 2015 and 2014 was as follows:

	Three months ended March 31,
	2015	2014

Research and development	$10	$6
General and administrative	25	333
	$35	$339

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2014	8,685,095	$1.65
Granted	245,600	$0.83
Exercised	—	—
Forfeited	(77,000)	$0.70
Outstanding at March 31, 2015	8,853,695	$1.62	3.8	$143

Exercisable at March 31, 2015	8,577,545	$1.64	3.8	$134

As of March 31, 2015, there was approximately $92,000 of total unrecognized compensation cost related to non-vested stock options which vest over a weighted-average period of approximately one year. As of March 31, 2015, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options.

During the three months ended March 31, 2015, we issued options to purchase 53,000 shares of common stock to non-employee directors under the Plans. Additionally, we issued options to purchase 192,600 shares of common stock to consultants and advisors. During the three months ended March 31, 2014, we issued options to purchase 1,948,902 and 38,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, we issued options to purchase 297,370 shares of common stock to consultants and advisors. During the three months ended March 31, 2015 and 2014, no options were exercised.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Volatility	56.6%	56.0%
Expected term (years)	3.7	3.4
Risk-free interest rate	1.0%	0.5%
Dividend yield	0%	0%

NOTE 10 – WARRANTS

We account for common stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. As of March 31, 2015, there were no outstanding liability-classified warrants.

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2014	19,897,928	$1.61
Granted	150,000	$0.65
Exercised	(337,169)	$0.85
Forfeited	(309,377)	$3.10
Outstanding at March 31, 2015	19,401,382	$1.59	2.0	$41

Exercisable at March 31, 2015	19,401,382	$1.59	2.0	$41

During the three months ended March 31, 2015, 337,169 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds. During the three months ended March 31, 2014, no warrants were exercised. The following table summarizes outstanding common stock purchase warrants as of March 31, 2015:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	1,195,759	$2.02	May 2015 through January 2020
Issued pursuant to 2010 financings	713,566	$3.50	May 2015
Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
Issued pursuant to 2013 financings	4,376,228	$1.97	December 2017 through August 2018
Issued pursuant to 2014 financings	10,882,678	$0.93	December 2015 through June 2019
	19,401,382

During the three months ended March 31, 2015, we issued warrants to consultants to purchase 150,000 shares of common stock as compensation for business and advisory services. The common stock purchase warrants have an exercise price of $0.65 per share, are immediately exercisable and expire on the five year anniversary of the date of issuance. The per share weighted-average fair value of the warrants granted to consultants during 2015 was estimated at $0.32 per share on the date of grant. During the three months ended March 31, 2014, we issued warrants to consultants to purchase 96,000 shares of common stock as compensation for business and advisory services. The common stock purchase warrants have an exercise price of $3.00 per share, are immediately exercisable and expire on the five year anniversary of the date of issuance. The per share weighted-average fair value of the warrants granted to consultants during 2014 was estimated at $0.41 per share on the date of grant. Total stock-based compensation expense of approximately $48,000 and $40,000 was recognized for warrants and included in the statement of operations for the three months ended March 31, 2015 and 2014, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, capital raising, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 23, 2015.

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

Our major focus for the next twelve to eighteen months is (i) analysis of the data associated with our completed Phase II clinical trial of mipsagargin in patients with liver cancer, (ii) the ongoing Phase II clinical trial in patients with glioblastoma, (iii) patient enrollment in our Phase II clinical trial in patients with prostate cancer, (iv) initiate our planned Phase II clinical trial in patients with renal cell carcinoma (v) preparation for our next clinical trial in liver cancer, potentially involving a development partner, (vi) ongoing business development discussions with potential development partners (vii) prioritization of our next thapsigargin prodrug development candidate and (viii) evaluation of in-license opportunities to enhance our clinical pipeline.

In January 2015, we presented results from our Phase II study in liver cancer patients, indicating that 65% of patients treated with mipsagargin had stable disease (no tumor growth) at two months, and 35% of patients received five or more cycles of treatment with an average time on study greater than 7 months. Additionally, the trial showed that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications. We plan to develop subsequent randomized studies to further develop mipsagargin, preferably with a development partner, with a goal of seeking approval from the United States Food and Drug Administration, or FDA, for marketing or licensing mipsagargin to a pharmaceutical companies. Although data from our trials appear promising, the outcome of our trials remains uncertain and our current or future trials may ultimately be unsuccessful.

Recent Developments

•	We announced a strategic partnership with Phyton Biotech for the manufacture of thapsigargin, the key ingredient in the company’s investigational agent mipsagargin. Phyton Biotech will offer its Plant Cell fermentation (PCF®) development expertise with a goal of creating a sustainable source of high quality thapsigargin.

•	We have completed a Phase II liver cancer trial in which a total of twenty-five patients were treated. We presented the results of the trial in a poster session at the American Society for Clinical Oncology 2015 Gastrointestinal Cancers Symposium in January 2015 in San Francisco, CA. Study participants experienced a median time to progression of 4.2 months, nearly twice the time demonstrated in prior studies with placebo or ineffective agents. Thirty-five percent of patients received 5 or more cycles of treatment with an average time on study of 7.1 months. Additionally, mipsagargin demonstrated decreased blood flow in liver tumors.

•	We have treated twelve patients in our Phase II glioblastoma trial.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private sales of our equity securities. We have never been profitable and, as of March 31, 2015, we had an accumulated deficit of approximately $41.2 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at March 31, 2015 was approximately $1.4 million, representing 84% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operation for the next three to six months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Product Development of Mipsagargin

Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the initiation, continuation and completion of our ongoing and planned Phase II clinical studies in glioblastoma, prostate and renal cell carcinoma which are primarily funded by the collaborating institutions. We are actively involved in identifying a potential development and commercialization partner at both multi-national and regional levels to assist with the development of mipsagargin through clinical trials in liver cancer.

Our current product development plan of mipsagargin contemplates the following major initiatives:

•	Preparation for our next clinical study in patients with liver cancer, preferably with a development partner.
•	Evaluate the final data from our Phase II clinical trials in patients with liver cancer.
•	Continue enrollment in our Phase II clinical trial in patients with glioblastoma (a form of brain cancer). This trial is being conducted at the University of California San Diego Moores Cancer Center, and is expected to enroll up to 34 patients. To date, we have treated twelve patients.
•	Commence enrollment in our Phase II clinical trial in patients with prostate cancer. The trial is being conducted at The University of Texas Health Science Center at Houston.

•	Initiation of a Phase II clinical study in patients with renal cell carcinoma via a collaborative agreement with a single site in the U.S.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2014 Annual Report on Form 10-K.

Result of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended March 31, 2015 and 2014. We do not anticipate generating any revenues during 2015. Net losses for the three months ending March 31, 2015 and 2014 were approximately $1.8 million and $1.9 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.8 million and $1.9 million during the three months ended March 31, 2015 and 2014, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended March 31,		Change in 2015 versus 2014
	2015	2014	$	%
	(amount in thousands)
Operating Expenses
Research and development	$815	$1,104	$(289)	(26)%
General and administrative	1,028	836	192	23%
Total operating expenses	$1,843	$1,940	$(97)	(1)%

Research and Development Expenses

Research and development expenses totaled approximately $0.8 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. The decrease of approximately $0.3 million, or 26%, for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a decrease in legal and patent costs, as well as a decrease in clinical trial expense due to our Phase II clinical trial closing enrollment to new patients during the prior year.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $1.0 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively. The increase of approximately $0.2 million, or 23%, for the three months ended March 31, 2015 compared to the same period in 2014, primarily as a result of an increase in corporate communication and business development costs, as we engaged consultants launching a comprehensive investor and public relations initiative for the company. These increases were partially offset by a decrease in legal and consulting expenses compared to prior year.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $41.2 million as of March 31, 2015 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations primarily through the sale of our equity securities and the exercise of warrants, resulting in gross proceeds of approximately $29.8 million, and net proceeds of approximately $28.4 million. Cash and cash equivalents at March 31, 2015 was approximately $1.4 million.

Based on our current level of expected operating expenditures, we expect to be able to fund our operations for the next three to six months. This assumes that we spend minimally on general operations and only continue conducting our ongoing Phase II clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period.

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

	Three months ended March 31,		Change in 2015 versus 2014
	2015	2014	$	%
	(amount in thousands)
Cash at beginning of period	$2,316	$3,587	$(1,271)	(35)%
Net cash used in operating activities	(1,196)	(1,009)	(187)	(19)%
Net cash used in investing activities	(4)	(2)	(2)	100%
Net cash provided by financing activities	287	—	287	100%
Cash at end of period	$1,403	$2,576	$(1,173)	(46)%

Cash totaled approximately $1.4 million and $2.6 million as of March 31, 2015 and 2014, respectively. The decrease of approximately $1.2 million at March 31, 2015 compared to the same period in 2014 was primarily attributable to approximately $1.2 million more in cash at the beginning of 2014 compared to the beginning of 2015.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1.2 million and $1.0 million for the three months ended March 31, 2015 and 2015, respectively. The increase in cash used for operations during the three months ended March 31, 2015, compared to the same period in 2014, was primarily attributable to a decrease of $0.1 million in our net loss as compared to prior year, as well as a the change of $0.2 million in stock-based compensation from prior year. The decrease in our net loss for the three months ended March 31, 2015 was primarily a result of increases in general and administrative costs, partially offset by a decrease in research and development related costs, as described above.

Net Cash Provided by Financing Activities

Cash provided by financing activities was approximately $0.3 million and for the three months ended March 31, 2015, compared to no cash provided by financing activities in 2014. The increase in cash provided by financing activities for the three months ended March 31, 2015 compared to 2014 is attributable to the exercise of warrants into 337,169 shares of our common stock during the period.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer (who is also our CEO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2015. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of March 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2015 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our cash and cash equivalents balance at March 31, 2015 was $1.4 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next three to six months from that date. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

From inception through March 31, 2015, we have raised approximately $29.8 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $41.2 million. Our net losses for the two most recent fiscal years ended December 31, 2014 and 2013 were $7.0 million and $5.3 million, respectively. None of our products in development have received approval from the FDA, or other regulatory authorities; we have no sales and have never generated product revenues nor do we expect to for the foreseeable future. Currently, our only product candidate in clinical development is mipsagargin, which is being tested in multiple Phase II clinical trials. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital includes the sale of our securities, a strategic licensing or collaboration transaction involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

Our business plan relies heavily on third party collaborators, partners, licensees, clinical research organizations, clinical investigators, vendors or other third parties to support our research and development efforts and to conduct clinical trials for our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, these third parties on a commercially reasonable basis, if at all. Additionally, to commercialize our proposed products, we intend to rely on third party licensees or the outright sale of our proposed products to pharmaceutical partner(s). If we fail to establish or maintain such third-party relationships as anticipated, we could experience delays in the development or commercialization of our proposed products.

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

The therapeutic component of our proposed products, including mipsagargin, is referred to as 12ADT. 12ADT is derived from the seeds of the Thapsia garganica plant, which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that Thapsia garganica will continue to grow in sufficient quantities to produce a commercial supply or that the countries from which we can secure Thapsia garganica will continue to allow the collect and/or export of such seeds. The process of importing Thapsia garganica seeds is subject to U.S. import and export laws and controls. Our supply agreement with Thapsibiza, SL (our sole supplier) expires on April 6, 2017 or April 6, 2022 if extended. In the event we are no longer able to obtain these seeds in the future, we may not be able to produce our proposed drug and our business will be adversely affected.

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

Our therapeutic compounds may not be able to be manufactured profitably on a large enough scale to support commercialization.

To date, our therapeutics compounds have only been manufactured at a scale which is adequate to supply our research activities and early-stage clinical trials. There can be no assurance that the procedures currently used to manufacture our therapeutic compounds will work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient quantities for commercialization, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

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

We rely on our intellectual property, including our issued and applied for U.S. and foreign patents as well as our licenses, as the foundation of our business. If our intellectual property rights are challenged, no assurances can be given that our patents or licenses would survive claims alleging invalidity or infringement on other patents and/or licenses. In addition, disputes may arise regarding inventorship of our intellectual property. It is possible that our intellectual property may be infringing upon existing patents that we are not currently unaware of. As the number of participants in the marketplace grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved. Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business or result in the public disclosure of confidential information.

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

The design of our clinical trials is based on many assumptions about the expected effect of our product candidate and if those assumptions are incorrect, our clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of early clinical trials. Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that may be obtained from later trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. Our products may not prove to be safe and effective in clinical trials and may not meet all regulatory requirements needed to receive regulatory approval. Although data from our trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful. Our clinical trials may among other things, not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

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

Positive results from pre-clinical studies and our clinical trials to date should not be relied upon as evidence that our clinical trials will ultimately be successful or our product approved for marketing. Even though our the results of our Phase II studies to date seem promising we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we could experience potentially significant delays in, or be required to abandon, development of that product candidate. Although initial data from our trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful.

We may be unable to complete all of our planned Phase II clinical trials of mipsagargin if we do not have adequate enrollment or capital to finance the studies.

We are conducting multiple Phase II clinical trials and we anticipate commencing additional clinical trials in the future. The initiation, continuation and/or completion of these trials are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ with broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2015, we have issued and outstanding 33,548,366 shares of common stock and we have 31,503,896 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of March 31, 2015, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 84,947,738 additional shares of common stock and 30,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of March 31, 2015, we had 33,548,366 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of March 31, 2015, we had reserved for issuance (i) 272,514 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 19,401,382 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.62 per share; and (iii) 8,853,695 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.59 per share. Subject to applicable vesting requirements, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

As of March 31, 2015, our officers and scientific advisors owned approximately 19% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including amending our certificate of incorporation and bylaws, approving mergers or other changes of corporate control, and approving going private transactions and other extraordinary transactions, any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

Recent Sale of Unregistered Securities

The following information is given with regard to unregistered securities sold since January 1, 2015. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

•	In January 2015, we issued warrants to purchase an aggregate of 150,000 shares of common stock as compensation for business and advisory services. We valued the services at approximately $48,000. The warrants have an exercise price of $0.65 per share, a term of five years and provide for cashless exercise if the shares underlying the warrants are not registered.

•	In March 2015, we issued a total of 30,000 common shares as partial compensation for business advisory services. The services associated with the shares were valued at approximately $27,000 in total.

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

From time to time we may announce material, non-public information regarding GenSpera using the company website (www.genspera.com), its investor relations website, SEC filings, press releases, public conference calls and webcasts. Information about GenSpera, its business, and its results of operations may also be announced by posts on the following social media channels:

•	Facebook: https://www.facebook.com/GenSpera

•	Twitter: https://twitter.com/GenSperaNews

•	LinkedIn: https://www.linkedin.com/company/genspera-inc-

•	Google+: https://plus.google.com/u/0/b/111021404725787491742/111021404725787491742/posts

•	YouTube: https://www.youtube.com/channel/UCdvATHFsc6ZLVgVMTJtPq3A

•	The Chairman’s Blog: http://www.thechairmansblog.com/genspera

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

GENSPERA, INC.

Date: May 11, 2015	/s/ Craig Dionne
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of Warrant - July and August 2008 private placements		S-1	4.10	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of Common Stock Purchase Warrant issued February 2009 to TR Winston & Company, LLC		8-K	10.05	333-153829	2/20/09

4.08	Form of Common Stock Purchase Warrant issued February 2009 to Craig Dionne		8-K	10.06	333-153829	2/20/09

4.09	Form of Common Stock Purchase Warrant issued February 2009		8-K	10.02	333-153829	2/20/09

4.10	Form of Common Stock Purchase Warrant issued June 2009		8-K	10.03	333-153829	7/06/09

4.11**	Amended and Restated 2009 Executive		10-K	4.11	333-153829	3/29/13
	Compensation Plan amended on March 25, 2013

4.12	Form of Common Stock Purchase Warrant issued September 2009		8-K	10.02	333-153829	9/09/09

4.13	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.14	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.15	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.16**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant		S-8	4.03	333-171783	1/20/11

4.17	Form of Common Stock Purchase Warrant dated January and February of 2011		8-K	10.02	333-153829	1/27/11

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

4.18**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement		10-K	4.22	333-153829	3/30/11

4.19	Form of Common Stock Purchase Warrant dated April 2011		8-K	10.02	333-153829	5/03/11

4.20**	Form of Executive Deferred Compensation Plan		8-K	99.01	333-153829	7/08/11

4.21	Form of Common Stock Purchase Warrant issued to consultants in December of 2011		10-K	4.26	333-153829	3/06/12

4.22	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012		10-K	4.27	333-153829	3/06/12

4.23	Form of Securities Purchase Agreement for December 2012 through March 2013 Offering		8-K	10.01	333-153829	3/28/13

4.24	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering		8-K	4.01	333-153829	3/28/13

4.25	Form of Warrant from August 2013 Offering		8-K	10.04	333-153829	8/16/13

4.26	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering		S-1/A	4.34	333-194687	5/22/14

4.27	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement		10-Q	4.36	333-153829	8/8/14

4.28	Form of Securities Purchase Agreement for June 2014 Private Placement		10-Q	4.37	333-153829	8/8/14

4.29	Form of Consultant Common Stock Purchase Warrant issued February and August 2014 and March 2015		10-Q	4.38	333-153829	8/8/14

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012		10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

10.10**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	***

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished

