Form 10-Q
period 2015-09-30
GENSPERA INC
filed 2015-11-13
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 6, 2015, the issuer had 37,499,856 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, which also includes “Risk Factors”, filed with the United States Securities and Exchange Commission or SEC, on March 23, 2015. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “registrant” refer to GenSpera, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2015), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the nine month period ended September 30, 2015 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2015. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,240	$2,316
Prepaid expenses	128	197
Total current assets	1,368	2,513
Office equipment, net of accumulated depreciation of $26 and $23	13	12
Intangible assets, net of accumulated amortization of $124 and $111	88	101
Other assets	3	3
Total assets	$1,472	$2,629

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$1,004	$989
Accrued expenses	2,202	1,438
Convertible notes – stockholder	105	105
Total current liabilities	3,311	2,532
Total liabilities	3,311	2,532

Commitments and contingencies

Stockholders’ (deficit) equity:

Preferred stock, par value $0.0001 per share; 30,000,000 shares authorized, none issued and outstanding	‒	‒
Common stock, par value $0.0001 per share; 150,000,000 shares authorized, 37,237,356 and 33,181,197 shares issued and outstanding, respectively	4	3
Additional paid-in capital	42,285	39,473
Accumulated deficit	(44,128)	(39,379)

Total stockholders’ (deficit) equity	(1,839)	97

Total liabilities and stockholders’ (deficit) equity	$1,472	$2,629

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$459	$760	$1,885	$2,788
General and administrative	915	1,035	2,864	2,553

Total operating expenses	1,374	1,795	4,749	5,341

Loss from operations	(1,374)	(1,795)	(4,749)	(5,341)

Interest income (expense), net	1	2	‒	3

Loss before provision for income taxes	(1,373)	(1,793)	(4,749)	(5,338)
Provision for income taxes	‒	‒	‒	‒

Net loss	$(1,373)	$(1,793)	$(4,749)	$(5,338)

Net loss per common share, basic and diluted	$(0.04)	$(0.05)	$(0.13)	$(0.18)

Weighted average shares outstanding	36,856,259	32,693,788	34,569,243	29,589,182

The accompanying notes are an integral part of these condensed unaudited financial statements.

GENSPERA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity(Deficit)

Balance, December 31, 2014	33,181,197	$3	$39,473	$(39,379)	$97

Stock-based compensation	‒	‒	101	‒	101

Common stock and warrants issued as payment of services and consulting fees	127,712	‒	164	‒	164

Sale of common stock and warrants at $0.70 per share	3,591,278	1	2,514	‒	2,515

Issuance cost of sales of common stock and warrants	‒	‒	(254)	‒	(254)

Exercise of warrants	337,169	‒	287	‒	287

Net loss	‒	‒	‒	(4,749)	(4,749)

Balance, September 30, 2015 (unaudited)	37,237,356	$4	$42,285	$(44,128)	$(1,839)

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,749)	$(5,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	18
Stock-based compensation	265	1,619
Decrease (increase) in operating assets:
Prepaid expenses	70	(13)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	779	(87)
Cash used in operating activities	(3,620)	(3,801)

Cash flows from investing activities:
Acquisition of office equipment	(4)	(4)
Cash used in investing activities	(4)	(4)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants sold	2,514	4,104
Cost of common stock and warrants sold	(253)	(327)
Proceeds from exercise of warrants	287	‒
Cash provided by financing activities	2,548	3,777

Net decrease in cash	(1,076)	(28)
Cash and cash equivalents, beginning of period	2,316	3,587
Cash and cash equivalents, end of period	$1,240	$3,559

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

We are currently conducting a Phase II clinical trial in glioblastoma (a type of brain cancer), in which eighteen patients have been treated as of November 6, 2015. We have elected to defer opening enrollment for our Phase II prostate clinical trial with mispsagargin until the second quarter of 2016.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have an accumulated deficit of $44.1 million as of September 30, 2015. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at September 30, 2015 was $1.2 million, representing 84% of our total assets. In July 2015, we completed a private placement of shares of the Company’s common stock and warrants for net proceeds of approximately $2.2 million. Based upon our current expected level of operating expenditures, we expect to be able to fund our operations for the next three to six months. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

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

We incurred research and development expenses of approximately $0.5 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively. We incurred research and development expenses of approximately $1.9 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of September 30, 2015 and 2014, as they would be anti-dilutive:

	Nine months ended September 30,
	2015	2014
Shares underlying options outstanding	8,921,695	8,425,095
Shares underlying warrants outstanding	26,019,583	19,897,928
Shares underlying convertible notes outstanding	276,936	268,117
	35,218,214	28,591,140

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. As of September 30, 2015, the Company has no such assets or liabilities outstanding.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands):

	Nine months ended September 30,
	2015	2014
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	$—	$962
Common stock issued for consulting fees	122	—

There was no cash paid for interest and income taxes for the nine months ended September 30, 2015 and 2014.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued compensation and benefits	$1,877	$1,108
Accrued research and development	145	163
Accrued other	180	167
Total accrued expenses	$2,202	$1,438

NOTE 6 – CONVERTIBLE NOTES PAYABLE

We previously entered into convertible notes with our chief executive officer pursuant to which we borrowed an aggregate of $0.2 million, with $0.1 million principal balance outstanding at September 30, 2015. The notes, which bear interest at a rate of 4.2% per annum and matured at various dates through December 6, 2011, are now considered due on demand. As of September 30, 2015, our chief executive officer has not demanded the payment of the outstanding principal and accrued interest. Accrued interest at September 30, 2015 and December 31, 2014 was approximately $33,000 and $30,000, respectively. The notes and accrued interest are convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

In September 2015, the board of directors approved amending the Company’s certificate of incorporation to effect a reverse stock split, subject to shareholder approval, of the Company’s issued and outstanding common stock at a ratio of not less than one-for-two (1 for 2), and not more than one-for thirty (1 for 30). Accordingly, the company was given the authority to take the action necessary to obtain shareholder approval at the shareholder meeting scheduled to be held on November 13, 2015.

In August 2015, we cancelled and retired an aggregate of 27,288 shares of common stock, with a value of approximately $25,000, upon the termination of an agreement for business advisory services.

In July 2015, we granted an aggregate of 125,000 shares of common stock, valued at approximately $95,000, to a consultant for business advisory services to be provided to the Company. In March 2015, we granted an aggregate of 30,000 shares of common stock, valued at approximately $27,000, to a consultant for business advisory services to be provided to the Company.

In July 2015, we also offered and sold 3,591,278 units in a private placement to certain accredited investors. Each unit was priced at $0.70 and consisted of one share of our common stock, one Series D common stock purchase warrant and one Series E common stock purchase warrant. Each Series D warrant will have an exercise price of $0.80 per share, will be immediately exercisable and separately transferable from the shares and will expire on the five year anniversary of the date of issuance. Each Series E warrant will have an exercise price of $0.70 per share, will be immediately exercisable and separately transferable from the shares and will expire on the eighteenth month anniversary of the date of issuance.

During the nine months ended September 30, 2015, 337,169 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds. During the nine months ended September 30, 2014, no warrants were exercised into common shares.

NOTE 9 – STOCK OPTIONS

Our 2009 Executive Compensation Plan (“2009 Plan”) and our 2007 Equity Compensation Plan (“2007 Plan”) allow for the issuance of up to 6,000,000 shares of common stock each, or 12,000,000 in the aggregate. Collectively, the 2009 Plan and 2007 Plan are referred to as “the Plans.”

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of operations for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine months ended September 30,
	2015	2014

Research and development	$28	$25
General and administrative	73	249
	$101	$274

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2014	8,685,095	$1.65
Granted	376,600	$0.79
Exercised	—	—
Forfeited	(140,000)	$2.17
Outstanding at September 30, 2015	8,921,695	$1.60	3.3	$—

Exercisable at September 30, 2015	8,712,445	$1.62	3.3	$—

As of September 30, 2015, there was approximately $72,000 of total unrecognized compensation cost related to non-vested stock options which vest over a weighted-average period of approximately one year. As of September 30, 2015, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options.

During the nine months ended September 30, 2015, we issued options to purchase 159,000 shares of common stock to non-employee directors under the Plans. Additionally, we issued options to purchase 217,600 shares of common stock to consultants and advisors. During the nine months ended September 30, 2014, we issued options to purchase 1,948,902 and 159,000 shares of common stock to employees and non-employee directors, respectively, under the Plans. Additionally, we issued options to purchase 391,570 shares of common stock to consultants and advisors. During the nine months ended September 30, 2015 and 2014, no options were exercised.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Volatility	58.4%	55.6%
Expected term (years)	3.4	3.3
Risk-free interest rate	1.0%	0.6%
Dividend yield	0%	0%

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

As of September 30, 2015, there were no outstanding liability-classified warrants. Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2014	19,897,928	$1.54
Granted	7,694,859	$0.75
Exercised	(337,169)	$0.70
Forfeited	(1,236,035)	$3.16
Outstanding at September 30, 2015	26,019,583	$1.24	2.3	$—

Exercisable at September 30, 2015	26,019,583	$1.24	2.3	$—

During the nine months ended September 30, 2015, 337,169 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds. During the nine months ended September 30, 2014, no warrants were exercised. The following table summarizes outstanding common stock purchase warrants as of September 30, 2015:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	1,057,667	$1.91	December 2015 through May 2020
Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
Issued pursuant to 2013 financings	4,376,228	$1.97	December 2017 through August 2018
Issued pursuant to 2014 financings	10,882,678	$0.82	December 2015 through June 2019
Issued pursuant to 2014 financings	7,469,859	$0.75	January 2017 through July 2020
	26,019,583

During the nine months ended September 30, 2015, in connection with a private placement, we issued an aggregate of 7,469,859 common stock purchase warrants, including 7,182,556 to investors; and 287,303 to placement agents. The warrants were issued with exercise prices between $0.70 and $0.80 per share. Additionally, we issued warrants to consultants to purchase 225,000 shares of common stock as compensation for business and advisory services. The common stock purchase warrants have an exercise price of $0.65 per share, are immediately exercisable and expire on the five year anniversary of the date of issuance. The per share weighted-average fair value of the warrants granted to consultants during 2015 was estimated at $0.30 per share on the date of grant.

During the nine months ended September 30, 2014, in connection with a registered offering, we issued an aggregate of 10,736,722 common stock purchase warrants, including 10,409,905 to investors; and 326,817 to placement agents. The warrants were issued with exercise prices between $0.85 and $1.15 per share. Additionally, we issued 483,125 common stock purchase warrants to investors in a June 2014 private offering. The warrants have an exercise price of $1.15 per share. Of the warrant issued in the registered offering, we have amended 3,826,792 of the Series B and 4,163,961 of the Series C warrants in order to extend their respective term and reduce their exercise price. Pursuant to the amendment, the amended Series B and C warrants now have an exercise price of $0.70 and expire on December 31, 2016.

During the nine months ended September 30, 2014, we issued warrants to consultants to purchase 248,000 shares of common stock as compensation for business and advisory services. The common stock purchase warrants have exercise prices of between $1.15 and $3.00 per share, are immediately exercisable and expire on the five year anniversary of the date of issuance. The per share weighted-average fair value of the warrants granted to consultants during 2014 was estimated at $0.36 per share on the date of grant.

Total stock-based compensation expense of approximately $67,000 and $90,000 was recognized for warrants and included in the statement of operations for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Volatility	72.7%	52.0%
Expected term (years)	1.7	2.0
Risk-free interest rate	0.6%	0.5%
Dividend yield	0%	0%

NOTE 11 – SUBSEQUENT EVENTS

In October 2015, the board of directors approved amending the conversion price of the convertible notes entered into with our chief executive officer from a price of $0.50 per share to $0.40 per share, in exchange for our chief executive officer waiving outstanding accrued interest. Accordingly, our chief executive elected to convert the outstanding notes into 262,500 shares of common stock.

In November 2015, we issued a warrant to a consultant to purchase 75,000 shares of our common stock as compensation for business and advisory services. The common stock purchase warrant has an exercise price of $0.35 per share, is immediately exercisable and expires on the five year anniversary of the date of issuance. The per share weighted-average fair value of the warrant was estimated at $0.15 per share on the date of grant.

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

Company Overview

Business

We are an early-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors including liver, brain, prostate and other cancers. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful, plant-derived cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current chemotherapy treatments. Our lead drug candidate, mipsagargin, is currently undergoing Phase II clinical evaluation in glioblastoma patients.

Our major focus for the next twelve to eighteen months is (i) preparation for our next clinical trial of mipsagargin in liver cancer patients, potentially involving a development partner, (ii) the ongoing Phase II clinical trial in patients with glioblastoma, (iii) ongoing business development discussions with potential development partners, and (iv) prioritization of our next thapsigargin prodrug development candidate. We have deferred the development of mipsagargin in Phase II prostate clinical trials until the second quarter of 2016, and have indefinitely postponed the planned Phase II renal cancer study of mipsagargin in order to focus our efforts in glioblastoma and liver cancer clinical studies. Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the continuation and completion of our ongoing Phase II clinical study in glioblastoma patients.

In January 2015, we presented preliminary results from our Phase II study of mipsagargin in liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the study outcome as positive, with 63% of treated patients having stable disease at two (2) months, and with a median time to progression of 4.5 months. Additionally, the trial showed that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications. We plan to develop subsequent randomized studies to further develop mipsagargin, preferably with a development partner, with a goal of seeking approval from the United States Food and Drug Administration, or FDA, for marketing or licensing mipsagargin to a pharmaceutical companies. Although data from our completed trials appear promising, the outcomes of our ongoing or future trials may ultimately be unsuccessful.

Recent Developments

•	On July 16, 2015, the U.S. Court of Appeals for the Federal Circuit entered judgment in GenSpera, Inc. v. Annastasiah Mudiwa Mhaka in favor of GenSpera. In a per curiam order without an opinion, the Federal Circuit affirmed the decision of the U.S. District Court for the District of Maryland granting summary judgment in GenSpera's favor in two consolidated cases relating to the inventorship of two patents owned by GenSpera. The district court had issued a declaratory judgment that Dr. Annastasiah Mhaka should not be added as an inventor to the two patents at issue, and had also granted summary judgment with respect to state law tort claims brought by Dr. Mhaka against the company and two of its founders, Dr. John Isaacs and Dr. Sam Denmeade. The U.S. Court of Appeals for the Fourth Circuit previously dismissed another appeal brought by Dr. Mhaka from the same district court judgments.

•	GenSpera’s strategic partner, Phyton Biotech, has had its international patent application WO 2015/0892978 A1 "PRODUCTION OF THAPSIGARGINS BY THAPSIA CELL SUSPENSION CULTURE," published by the World Intellectual Property Organization (WIPO). The invention described in the patent application provides, for the first time, a suspension cell culture suitable for mass production of thapsigargin and offers a potentially alternative route to commercial scale production of this starting material for synthesis of mipsagargin.

•	We issued updated data from our Phase II liver cancer trial in which a total of twenty-five patients were treated with mipsagargin. Study participants experienced a median time to progression of 4.5 months, more than double the time demonstrated in prior studies with placebo or ineffective agents. Sixty-three percent of patients experienced stable disease at two months. Additionally, mipsagargin was shown to dramatically decrease blood flow in liver tumors.

•	Santosh Kesari, MD, PhD, Principal Investigator of GenSpera's glioblastoma clinical trial, received a $1.6 million RO-1 grant from the Food and Drug Administration for preclinical work and biomarker development in support of the ongoing mipsagargin clinical trial studies in humans. The clinical trial is being conducted at UC San Diego Moores Cancer Center in La Jolla, CA.

•	Sufficiently encouraging data were observed in the first stage of the ongoing Phase II study of mipsagargin in glioblastoma (brain cancer) patients to warrant continuation of enrollment for an expansion phase of the trial. We have now treated eighteen patients in our Phase II glioblastoma clinical trial.

•	In September 2015, we presented highly encouraging interim data from the ongoing Phase II clinical trial in glioblastoma which showed clear clinical benefit in a subset of patients.

•	In July 2015, we completed the private placement of approximately $2.5 million of the Company’s securities.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and, as of September 30, 2015, we had an accumulated deficit of approximately $44.1 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at September 30, 2015 was approximately $1.2 million, representing 84% of total assets. In July 2015, we completed a private placement of shares of the Company’s common stock and warrants for net proceeds of approximately $2.2 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next three to six months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Product Development of Mipsagargin

Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the initiation, continuation and completion of our ongoing and planned Phase II clinical studies in glioblastoma and prostate which are primarily funded by the collaborating institutions. We are actively involved in identifying a potential development and commercialization partner at both multi-national and regional levels to assist with the development of mipsagargin through clinical trials in liver cancer. Our current product development plan of mipsagargin contemplates the following major initiatives:

•	Preparation for our next clinical study in patients with liver cancer, preferably with a development partner.
•	Continue enrollment in our Phase II clinical trial in patients with glioblastoma (a form of brain cancer). This trial is being conducted at the University of California San Diego Moores Cancer Center, and is expected to enroll up to 34 patients. To date, we have treated eighteen patients.

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

Result of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended September 30, 2015 and 2014. We do not anticipate generating any revenues during 2015. Net losses for the three months ending September 30, 2015 and 2014 were approximately $1.4 million and $1.8 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.4 million and $1.8 million during the three months ended September 30, 2015 and 2014, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended September 30,		Change in 2015 versus 2014
	2015	2014	$	%
	(amount in thousands)
Operating Expenses
Research and development	$459	$760	$(301)	(40)%
General and administrative	915	1,035	(120)	(12)%
Total operating expenses	$1,374	$1,795	$(421)	(23)%

Research and Development Expenses

Research and development expenses totaled approximately $0.5 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively. The decrease of approximately $0.3 million, or 40%, for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to a decrease in clinical trial expense due to our Phase II clinical trial closing enrollment to new patients in our Phase II liver cancer study during the prior year. Additionally, manufacturing expense decreased from prior year as a result of raw material purchases, as well as sponsored research incurred in prior year.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.9 and $1.0 million for the three months ended September 30, 2015 and 2014, respectively. The decrease of approximately $120,000, or 12%, for the three months ended September 30, 2015 compared to the same period in 2014, was primarily as a result of a decrease from prior year in conference fees and related travel, as well as a decrease in consulting expenses compared to prior year. These decreases were partially offset by an increase in legal and corporate governance costs related to our proxy filing.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

We did not have revenue during the nine months ended September 30, 2015 and 2014. Net loss for the nine months ending September 30, 2015 and 2014 were approximately $4.7 million and $5.3 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $4.7 million and $5.3 million during the nine months ended September 30, 2015 and 2014, respectively. The increase in operating expenses is the result of the following factors.

	Nine months ended September 30,		Change in 2015 versus 2014
	2015	2014	$	%
	(amount in thousands)
Operating Expenses
Research and development	$1,885	$2,788	$(903)	(32)%
General and administrative	2,864	2,553	311	12%
Total operating expenses	$4,749	$5,341	$(592)	(11)%

Research and Development Expenses

Research and development expenses totaled approximately $1.9 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease of approximately $0.9 million, or 32%, for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable a decline in costs related to manufacturing of over $320,000 from prior year due to process development projects incurred in the prior year. Additionally, clinical trial expense decreased over $450,000 in the current year due to our Phase II clinical trial closing enrollment to new patients during the prior year. Legal and patent costs also declined approximately $80,000 compared to prior year as a result of the resolution of pending litigation in prior year.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation and consulting costs, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $2.9 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of approximately $0.3 million, or 12%, for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to an increase in corporate communication and business development costs, as we engaged consultants launching a comprehensive investor and public relations initiative for the company. These increases were partially offset by a decrease in consulting expense compared to prior year.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $44.1 million as of September 30, 2015 and anticipate that we will continue to incur additional losses for the foreseeable future. Through September 30, 2015, we have funded our operations primarily through the sale of our equity securities and the exercise of warrants, resulting in gross proceeds of approximately $32.3 million, and net proceeds of approximately $30.8 million. Cash and cash equivalents at September 30, 2015 was approximately $1.2 million.

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

	Nine months ended September 30,		Change in 2015 versus 2014
	2015	2014	$	%
	(amount in thousands)
Cash at beginning of period	$2,316	$3,587	$(1,271)	(35)%
Net cash used in operating activities	(3,620)	(3,801)	181	5%
Net cash used in investing activities	(4)	(4)	─	─ %
Net cash provided by financing activities	2,548	3,777	(1,229)	(33)%
Cash at end of period	$1,240	$3,559	$(2,319)	(65)%

Cash totaled approximately $1.2 million and $3.6 million as of September 30, 2015 and 2014, respectively. The decrease of approximately $2.3 million at September 30, 2015 compared to the same period in 2014 was primarily attributable to our registered offering and a private placement completed in June 2014 which raised approximately $3.8 million in net proceeds in prior year compared to the $2.2 million raised on our July 2015 private placement in the current year. Additionally, we had $1.2 million more in cash at the beginning of 2014 compared to the beginning of 2015.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $3.6 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively. Cash used for operations decreased $0.2 million, or 5%, during the nine months ended September 30, 2015, compared to the same period in 2014, due to a change of $1.4 million in stock-based compensation from prior year, partially offset by a change of $0.9 million in accrued expenses related to recording a stock option grant to employees in prior year. Additionally, our net loss declined approximately $0.6 million compared to prior year as a result of a decrease in research and development related costs, partially offset by increases in general and administrative costs, as described above.

Net Cash Used in Investing Activities

Cash used in investing activities was $4,000 for both the nine months ended September 30, 2015 and 2014, respectively. The cash used in investing activities was due to purchases of office equipment in 2015 and 2014.

Net Cash Provided by Financing Activities

Cash provided by financing activities was approximately $2.5 million for the nine months ended September 30, 2015, compared to approximately $3.8 million in cash provided by financing activities in 2014. The decrease of $1.3 million, or 33%, in cash provided by financing activities for the nine months ended September 30, 2015 compared to 2014 is attributable to a private placement completed in July 2015 in which we raised approximately $2.2 million in net proceeds, together with proceeds of $287,000 from the exercise of warrants in 2015, compared to a registered offering and a private placement completed in June 2014 in which we raised approximately $3.8 million in net proceeds in prior year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer (who is also our CEO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2015. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of September 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first nine months of 2015 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our cash and cash equivalents balance at September 30, 2015 was approximately $1.2 million. In July 2015, we completed a private placement of shares of the Company’s common stock and warrants for net proceeds of approximately $2.2 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next three to six months from that date. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

From inception through September 30, 2015, we have raised approximately $32.3 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $44.1 million. Our net losses for the two most recent fiscal years ended December 31, 2014 and 2013 were $7.0 million and $5.3 million, respectively. None of our products in development have received approval from the FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. Currently, our only product candidate in clinical development is mipsagargin, which: (i) has completed a single arm Phase II clinical trial in liver cancer, and (ii) is being tested in a Phase II clinical trial in glioblastoma patients. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital includes the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

No assurances can be given as to exactly when, if at all, we will be able to fully develop, and take the necessary steps to derive any revenues from our proposed product candidates.

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

Our proposed products, if approved for marketing, may not achieve market acceptance by the healthcare community since hospitals, physicians, patients or the medical community in general may decide not to utilize them. We are attempting to develop products that are likely to be first approved for marketing as a treatment for late stage cancer where there is no truly effective standard of care. If approved for use in late stage cancer, our proposed products might then be evaluated in earlier stages where they could represent a substantial departure from established treatment methods and would most likely compete with a number of more conventional drugs and therapies which are manufactured and marketed by major pharmaceutical companies. It is too early in the development cycle of our proposed products for us to predict our major competitors. The degree of market acceptance of our products, if developed, will depend on a number of factors, including but not limited to:

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

Risks Related to the Development and Manufacturing of Our Product Candidates

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

We are conducting a Phase II clinical trials in patients, and we anticipate commencing additional clinical trials in the future. The initiation, continuation and/or completion of these trials are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ with broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2015, we have issued and outstanding 37,237,356 shares of common stock and we have 38,126,519 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding options, warrants and convertible securities. As of September 30, 2015, we had no shares of preferred stock issued and outstanding. Accordingly, we are entitled to issue up to 74,636,125 additional shares of common stock and 30,000,000 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of September 30, 2015, we had 37,237,356 shares of common stock issued and outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of September 30, 2015, we had reserved for issuance (i) 276,936 shares of our common stock issuable upon the conversion of outstanding convertible notes; (ii) 26,019,583 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.24 per share; and (iii) 8,921,695 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.60 per share. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

As of September 30, 2015, our officers and scientific advisors owned approximately 9% of our issued and outstanding common stock. As a consequence of their level of stock ownership, the group retains substantial ability to influence the election or removal of members of our board of directors, and thereby control our management. This group of shareholders has the ability to significantly control the outcome of corporate actions requiring shareholder approval, including amending our certificate of incorporation and bylaws, approving mergers or other changes of corporate control, and approving going private transactions and other extraordinary transactions, any of which may be in opposition to the best interest of the other shareholders and may negatively impact the value of your investment.

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

•	In January 2015, we issued warrants to purchase an aggregate of 150,000 shares of common stock as compensation for business and advisory services. We valued the services at approximately $48,000. The warrants have an exercise price of $0.65 per share, a term of five years and provide for cashless exercise if the shares underlying the warrants are not registered.

•	In March 2015, we issued a total of 30,000 common shares as partial compensation for business advisory services. The services associated with the shares were valued at approximately $27,000 in total.

•	In May 2015, we issued warrants to purchase an aggregate of 75,000 shares of common stock as compensation for business and advisory services. We valued the services at approximately $18,000. The warrants have an exercise price of $0.65 per share, a term of five years and provide for cashless exercise if the shares underlying the warrants are not registered.

•	In June 2015, we amended 3,826,792 of the Series B and 4,163,961 of the Series C warrants in order to extend their respective term and reduce their exercise price. Pursuant to the amendment, the amended Series B and C warrants now have an exercise price of $0.70 and expire on December 31, 2016.

•	In July 2015, we offered and sold 3,591,278 units, in a private placement to certain accredited investors with whom we had a prior relationship or who were shareholders. Each unit consists of: (i) one share of common stock, (ii) one Series D common stock purchase warrant, and (iii) one Series E common stock purchase warrant. The price was $0.70 per unit, and resulted in gross proceeds of approximately $2.5 million. The Series D warrants have a term of five years and entitle the holder to purchase our common stock at a price per share of $0.80 per share. The Series E warrants have a term of eighteen months and entitle the holder to purchase our common stock at a price per share of $0.70 per share. In the event that the shares underlying the warrants are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 30 days from the issuance date.

•	In July 2015, we issued a total of 125,000 common shares as partial compensation for business advisory services. The services associated with the shares were valued at approximately $95,000 in total.

•	In October 2015, we issued a total of 262,500 shares of common stock to our chief executive officer on conversion of outstanding notes payable in the amount of $105,000.

•	In November 2015, we issued a warrant to purchase an aggregate of 75,000 shares of common stock as compensation for business and advisory services. We valued the services at approximately $11,000. The warrant has an exercise price of $0.35 per share, a term of five years and provides for cashless exercise if the shares underlying the warrant are not registered.

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

GENSPERA, INC.

Date: November 13, 2015	/s/ Craig Dionne
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed/Furnished Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock certificate		S-1	4.01	333-153829	10/03/08

4.02**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.03**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.04	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.05	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.06**	Amended and Restated 2009 Executive		10-K	4.11	333-153829	3/29/13
	Compensation Plan amended on March 25, 2013

4.07**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant		S-8	4.03	333-171783	1/20/11

4.08	Form of Common Stock Purchase Warrant dated January and February of 2011		8-K	10.02	333-153829	1/27/11

4.09**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement		10-K	4.22	333-153829	3/30/11

4.10	Form of Common Stock Purchase Warrant dated April 2011		8-K	10.02	333-153829	5/03/11

4.11**	Form of Executive Deferred Compensation Plan		8-K	99.01	333-153829	7/08/11

4.12	Form of Common Stock Purchase Warrant issued to consultants in December of 2011		10-K	4.26	333-153829	3/06/12

4.13	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012		10-K	4.27	333-153829	3/06/12

4.14	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering		8-K	4.01	333-153829	3/28/13

4.15	Form of Securities Purchase Agreement for August 2013 Offering		8-K	10.02	333-153829	8/16/13

4.16	Form of Warrant from August 2013 Offering		8-K	10.04	333-153829	8/16/13

4.17	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering		S-1/A	4.34	333-194687	5/22/14

4.18	Form of Securities Purchase Agreement for May 2014 Registered Offering		S-1/A	10.12	333-194687	5/22/14

4.19	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement		10-Q	4.36	333-153829	8/8/14

4.20	Form of Securities Purchase Agreement for June 2014 Private Placement		10-Q	4.37	333-153829	8/8/14

4.21	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015		10-Q	4.38	333-153829	8/8/14

4.22	Form of Securities Purchase Agreement for July 2015 Private Placement		8-K	10.01	000-55331	7/6/15

4.23	Form of Registration Rights Agreement for July 2015 Private Placement		8-K	10.02	000-55331	7/6/15

4.24	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement		8-K	10.03	000-55331	7/6/15

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012		10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement		8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement		8-K	10.09	333-153829	9/09/09

10.10**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.11	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	***

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

