Form 10-K
period 2015-12-31
GENSPERA INC
filed 2016-03-30
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      ..

Commission File Number 000-55331

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrants’ most recently completed second fiscal quarter was $24,885,995. As of March 18, 2016, there were 41,762,356 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SUBSEQUENT EVENTS

On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer. As of such Date, Dr. Russell Richerson has assumed the duties of principal executive and principal accounting officer on an interim basis.

GENSPERA, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations), express, our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	our ability to manage the business despite continuing operating losses and negative cash flows;
•	our ability to obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
•	our ability to build the management, human resources and infrastructure necessary to support the growth of our business;
•	competitive factors and developments beyond our control;
•	scientific and medical developments beyond our control;
•	government regulation of our business;
•	our ability to successfully complete our clinical trials of our proposed drug candidates and gain regulatory approval to market such products;
•	our ability to maintain and protect our intellectual property;
•	whether any of our current or future patent applications will result in issued patents;
•	our ability to obtain and maintain other rights to technology required or desirable for the conduct of our business;
•	whether any potential strategic benefits of licensing transactions, acquisitions, or licensing of new technologies, if any, will be realized; and
•	other factors discussed in the “Risk Factors” section, and elsewhere in this annual report.

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

Our major focus for the next twelve to eighteen months is on the (i) ongoing Phase II clinical trial in patients with glioblastoma, (ii) development of a clinical protocol for our next clinical trial in glioblastoma, which we anticipate will be a randomized study, (iii) ongoing business development discussions with potential development partners, and (iv) prioritization of our next thapsigargin prodrug development candidate. We anticipate undertaking a pilot study of mipsagargin in patients with prostate cancer during the first half of 2016 but have indefinitely postponed the previously planned Phase II renal cancer study. Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we fail to raise sufficient funds to execute our product development plan, our priority is the continuation and completion of our ongoing Phase II clinical study in glioblastoma patients.

In January 2015, we presented preliminary results from our Phase II study of mipsagargin in liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the study outcome as positive and the results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications. We plan to develop subsequent randomized studies to further develop mipsagargin, preferably with a development partner, with a goal of seeking marketing approval from the United States Food and Drug Administration, or FDA. Although data from our completed trials appear promising, the outcomes of our ongoing or future trials may ultimately be unsuccessful.

Going Concern

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, notwithstanding our recent financings, our current cash level raises substantial doubt about our ability to continue as a going concern past September 2016. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Recent Developments

•	In January 2015 we issued updated data from our Phase II liver cancer trial in which a total of twenty-five patients were treated with mipsagargin. Study participants experienced a median time to progression of 4.5 months, more than double the time demonstrated in prior studies with placebo or ineffective agents. Sixty-three percent of patients experienced stable disease at two months. Additionally, mipsagargin was shown to dramatically decrease blood flow in liver tumors.

•	In February 2015 we announced a strategic partnership with Phyton Biotech for the manufacture of thapsigargin, the key ingredient in mipsagargin. We believe that Phyton Biotech’s plant cell fermentation expertise in converting the Thapsia plant into a preserved, fermentable cell line will provide us access to a sustainable source of high-quality thapsigargin to support the development of our drugs. In July the World Intellectual Property Organization published Phyton Biotech’s international patent application WO 2015/0892978 A1 "Production of Thapsigargins by Thapsia Cell Suspension Culture." The invention described in the patent application provides, for the first time, a suspension cell culture suitable for mass production of thapsigargin, offering a potential alternative route to commercial-scale production of this starting material for synthesis of mipsagargin.

•	In May 2015, the U.S. Food and Drug Administration’s Office of Orphan Products Development issued an RO-1 grant to Santosh Kesari, M.D., Ph.D., one of the Principal Investigators of our glioblastoma study. The $1.6 million grant covers a four-year period for the study of PSMA and other biomarkers to better identify the subset of patients who will receive the most therapeutic benefit with mipsagargin treatment. Dr. Kesari, who is ranked in the top 1% of neuro-oncologists and neurologists in the U.S. by Castle Connolly Medical Ltd., joined our Scientific Advisory Board in October.

•	In May 2015, sufficiently encouraging data were observed in the first stage of the ongoing Phase II study of mipsagargin in glioblastoma (brain cancer) patients to warrant continuation of enrollment for an expansion phase of the trial. We have now treated twenty patients in our Phase II glioblastoma clinical trial.

•	On July 16, 2015, the U.S. Court of Appeals for the Federal Circuit entered judgment in GenSpera, Inc. v. Annastasiah Mudiwa Mhaka in favor of GenSpera. In a per curiam order without an opinion, the Federal Circuit affirmed the decision of the U.S. District Court for the District of Maryland granting summary judgment in GenSpera's favor in two consolidated cases relating to the inventorship of two patents owned by GenSpera. The district court had issued a declaratory judgment that Dr. Annastasiah Mhaka should not be added as an inventor to the two patents at issue, and had also granted summary judgment with respect to state law tort claims brought by Dr. Mhaka against the company and two of its founders, Dr. John Isaacs and Dr. Sam Denmeade. The U.S. Court of Appeals for the Fourth Circuit previously dismissed another appeal brought by Dr. Mhaka from the same district court judgments.

•	In September 2015, we presented encouraging interim data from the ongoing Phase II clinical trial in glioblastoma which showed clear clinical benefit in a subset of patients.

•	In July and December 2015 we completed two financings with total gross proceeds of $5.0 million. We will use this capital to fund our Phase 2 study for the treatment of glioblastoma and for general corporate purposes.

•	On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer.

•	On March 16, 2016, upon receipt of Dr. Dionne’s notice of termination, Dr. Russell Richerson assumed the duties of principal executive and principal accounting officer on an interim basis.

Business Strategy

Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the continuation and completion of our ongoing and planned Phase II clinical studies in glioblastoma. We are actively involved in identifying a potential development and commercialization partner at both multi-national and regional levels to assist with the development of mipsagargin through clinical trials in liver cancer.

Our current product development plan of mipsagargin contemplates the following major initiatives:

•	Development of a clinical protocol for our next clinical trial in glioblastoma, which we anticipate will be a randomized study.

•	Continue ongoing business development discussions with potential development partners.

•	Continue our Phase II clinical trial in patients with glioblastoma (a form of brain cancer) which is being conducted at the University of California San Diego Moores Cancer Center.

•	Initiation of a Phase II clinical pilot study in patients with prostate cancer via a collaborative agreement with a single site in the U.S.

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

MIPSAGARGIN

CLINICAL DEVELOPMENT PROGRAM

Indication	Status

Solid Tumors	Completed Phase Ia/b safety, tolerability and dosing refinement study. Closed to further enrollment.

Hepatocellular Carcinoma (liver cancer)	In 2012, we obtained clearance from the FDA to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” In October of 2014 we closed patient enrollment in the trial. In total, we treated 25 patients. We presented trial data at a poster session at the American Society for Clinical Oncology 2015 Gastrointestinal Cancers Symposium on January 2015 in San Francisco, CA and presented final data at the BIO International Convention 2015 held in Philadelphia, PA. in June of 2015.

Glioblastoma (brain cancer)	In the first quarter of 2014, we entered into a collaborative arrangement and commenced a Phase II clinical trial in patients with recurrent or progressive glioblastoma. We announced the expansion of the Phase 2 trial to a potential 34 patients in May after the successful completion of the first stage of the trial. In September we announced interim Phase 2 data from 11 patients with glioblastoma with demonstrated clinical benefit in a subset of patients with high levels of PSMA expression in the primary tumor. The trial is ongoing and as of March 1, 2016, a total of twenty patients have been treated in the study. This trial is being conducted at the University of California San Diego Moores Cancer Center.

Prostate Cancer	Anticipate enrolling the first patient in a Phase II pilot study in the first half of 2016.

Renal Cell Carcinoma	We have also postponed the start of the Phase II trial in order to focus efforts on clinical development in glioblastoma and our planned clinical trial in patients with prostate cancer.

Hepatocellular Carcinoma (Liver Cancer)

Hepatocellular carcinoma is cancer that forms in the tissues of the liver. Estimates for liver and intrahepatic bile duct cancer in the U.S. for 2016 are approximately 39,000 new cases and 27,000 deaths. Incidence of hepatocellular carcinoma in the U.S. is rising, principally in relation to the spread of hepatitis C infection. Hepatocellular carcinoma is potentially curable by surgical resection, but surgery is the treatment of choice for only the small fraction of patients with localized disease. Prognosis depends on the degree of local tumor replacement and the extent of liver function impairment. Treatment options for people with liver cancer are surgery (including liver transplant), ablation, embolization, targeted therapy, radiation therapy, and chemotherapy, for which there is only one approved drug (sorafenib), or a combination of these options. There is no standard therapy for patients with advanced metastatic liver cancer after treatment with sorafenib.

Glioblastoma multiforme (Brain Cancer)

Glioblastoma is the most common and most aggressive malignant primary brain tumor in humans. Estimated for brain and other nervous system tumors in the United States in 2016 are approximately 24,000 new cases and 16,000 deaths. Brain tumors account for 85% to 90% of all primary central nervous system (CNS) tumors. Despite optimal treatment, the median survival for these patients is only 12 - 15 months. Treatment commonly consists of surgery followed by radiation and the drug temozolomide. There are a few drugs that have been approved in patients that have recurrent tumors but none have been shown to promote long-term tumor stabilization or survival.

Prostate Cancer

Prostate cancer forms in tissues of the prostate (a gland in the male reproductive system found below the bladder and in front of the rectum).  Prostate cancer is the second leading cause of cancer death in American men, behind only lung cancer. Estimates for prostate cancer in the U.S. for 2016 are about 181,000 new cases and approximately 26,000 deaths. Depending on the situation, the treatment options for men with prostate cancer may include: expectant management (watchful waiting) or active surveillance; surgery; radiation therapy; cryosurgery; hormone therapy; chemotherapy; and vaccine treatment.  These treatments are generally used one at a time, although in some cases they may be combined.

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

In January 2015, we presented Phase II results that demonstrated that mipsagargin appears to be effective and is well-tolerated by HCC patients. Mipsagargin targets the enzyme prostate-specific membrane antigen (PSMA), which is highly expressed in tumor vasculature and prostate cancer cells. The Phase II study results (n=25) demonstrate that the prodrug effectively stabilizes progression of HCC by reducing blood flow within tumors while not affecting blood flow within normal tissues. Study participants experienced a median time to progression of 4.5 months, nearly twice the time demonstrated in prior studies with placebo or ineffective agents. Additionally, mipsagargin demonstrated decreased blood flow in liver tumors as measured by DCE-MRI.

We plan to develop subsequent randomized studies to further develop mipsagargin with a development partner with the ultimate goal of seeking regulatory approval to market our drug on a global basis. Notwithstanding that the data from our studies appear promising, the outcome of our ongoing trial is uncertain and our current or future trials may ultimately be unsuccessful.

Phase II Clinical Development of G-202 – Glioblastoma (Brain Cancer)

In the first quarter of 2014, we entered into a collaborative arrangement and plan to conduct a Phase II clinical trial entitled, “An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma.” In May we announced that based on preliminary data obtained in the first stage of the trial, we were expanding the trial to a potential 34 patients. In September we announced interim Phase II data from 11 patients with glioblastoma with demonstrated clinical benefit in a subset of patients with high levels of PSMA expression in the primary tumor. In November we reported that a total of 18 patients have been treated in the study. This trial is being conducted at the University of California San Diego Moores Cancer Center. As of March 11, 2016, we have treated twenty patients in the study.

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

Ongoing Phase II clinical trials being conducted in glioblastoma.

Anticipated to commence Phase II clinical trial in patients with prostate cancer.

Closed patient enrollment in Phase II clinical trial of patients with liver cancer and presented data in January of 2015.

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

Market and Competitive Considerations

The table below summarizes estimates for a number of potential U.S. target markets for our proposed drug candidates:

	2016 Estimated Number of*
Cancer Type	New Cases	Deaths
Prostate	180,000	26,000
Breast	249,000	41,000
Liver & intrahepatic bile duct	39,000	27,000
Brain & other nervous system	24,000	16,000

Source: CA Cancer J. Clin 2015; 65: 5-29
*All numbers are approximated.

Therapeutic Opportunity for Our Drug Candidates

We believe that current anti-angiogenesis drugs (drugs that disrupt the blood supply to tumors) validate the clinical approach and market potential of our drug candidate. Angiogenesis is the physiological process involving the growth of new blood vessels from pre-existing vessels and is a normal process in growth and development, as well as in wound healing. Angiogenesis is also a fundamental step in the development of tumors from a clinically insignificant size to a malignant state because no tumor can grow beyond a few millimeters in size without the nutrition and oxygenation that comes from an associated blood supply. Interrupting this process has been targeted as a point of intervention for slowing or reversing tumor growth. An example of an anti-angiogenic approach is the FDA approved drug, Avastin®, a monoclonal antibody that inhibits the activity of Vascular Endothelial Growth Factor, which is important for the growth and survival of endothelial cells. Avastin and other anti-angiogenic drugs have only a limited therapeutic effect with increased median patient survival times of only a few months. Our approach is designed to destroy both the existing and newly growing tumor vasculature, rather than just block new blood vessel formation. We anticipate that this approach will lead to a more immediate collapse of the tumor’s nutrient supply and consequently an enhanced rate and degree of tumor destruction.

Competition

The pharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Although we are not aware of any competitor who is developing a drug that is designed to destroy both the existing and newly growing tumor vasculature in a manner similar to our drug candidates, there are several marketed drugs and drugs in development that attack tumor-associated blood vessels to some degree. For example, Avastin® is a marketed product that acts predominantly as an anti-angiogenic agent. Zybrestat® is another drug in development that is described as a vascular-disrupting agent that inhibits blood flow to tumors. Nexavar® and Sutent® are two other approved drugs that appear to work in part through anti-angiogenic mechanisms. It is impossible to accurately ascertain how well our drugs will compete against these or other products that may be in the marketplace until we have more complete human patient data for comparison.

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

Our pipeline currently includes four drug product candidates: mipsagargin (solid tumors), G-114 (prostate cancer), G-115 (prostate cancer) and G-301 (prostate cancer). Our patent portfolio is currently composed of: 14 issued U.S. patents; 3 pending U.S. non-provisional patent applications; 1 pending Patent Cooperation Treaty, or PCT, application; and more than 35 pending applications throughout the world, including European, Japan, China and Hong Kong, among others.

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

In addition to and separate from patent protection, mipsagargin for the treatment of hepatocellular carcinoma has been granted orphan drug designation under the Orphan Drug Act of 1983, as amended, which was enacted to provide incentives to pharmaceutical companies who create treatments for rare diseases. It does so by granting seven years of exclusivity after approval of a drug in the rare disease, or "orphan" indication. During the seven-year period, the FDA may not grant marketing authorization (e.g. to a generic manufacturer) for the same drug for the orphan indication.

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

Manufacturing Partnership

In February 2014, we entered into an agreement with Phyton Biotech GmbH (Phyton) to conduct a feasibility study to evaluate plant cell suspension cultures derived from Thapsia garganica as a potential source of thapsigargin, the key ingredient in the company's investigational agent mipsagargin. In November 2014, we expanded our strategic partnership to have Phyton develop a method for a high producing cell line derived from the Thapsia garganica expressing thapsigargin. We anticipate this method development will provide us with a sustainable source of high quality thapsigargin, and assist us in achieving commercial production of our active pharmaceutical ingredient.

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

Scientific Advisory Board

We have access to a number of academic and industry advisors with expertise in clinical and pharmaceutical development. Members of our Scientific Advisory Board, or SAB, meet with our management and key scientific employees on an ad hoc basis to provide advice in their respective areas of expertise and further assist us by periodically reviewing with management our preclinical and clinical activities. The members of our SAB are Søren Brøgger Christensen, PhD, Samuel R. Denmeade, MD, John T. Isaacs, PhD and Santosh Kesari, MD, PhD. Our SAB members possess deep insight into our technologies and our drug candidate’s mechanism of action which is instrumental in advancing our clinical and development programs. In connection with a member’s retention on our SAB, we have entered into confidentiality agreements as well as assignment of invention agreements, subject to the member respective obligations and responsibilities to any institution or institutions at which they are employed.

Employees

As of December 31, 2015, we employed two full-time individuals both of whom hold advanced degrees. In addition, we contract with approximately 12 to 15 consultants to assist in activities related to our operations and research and development plan. On March 16, 2016, pursuant to Dr. Dionne’s termination as chief executive officer and chief financial officer, the Company only has one full-time employee as of the date of this report.

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing by September 2016.

Our cash and cash equivalents balance at December 31, 2015 was $2.5 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations until September 2016, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, notwithstanding our recent financings, our current cash level raises substantial doubt about our ability to continue as a going concern past September 2016. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Risks Relating to Our Stage of Development and Business

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through December 31, 2015, we have raised approximately $34.9 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $45.3 million. Our net losses for the two most recent fiscal years ended December 31, 2015 and 2014 were $5.9 million and $7.0 million, respectively. None of our products in development have received approval from the FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. Currently, our only product candidate in clinical development is mipsagargin, which: (i) has completed a single arm Phase II clinical trial in liver cancer, and (ii) is being tested in a Phase II clinical trial in glioblastoma patients. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital includes the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We have only one full-time employee, a limited operating history, and may not be able to effectively operate our business.

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

The synthesis of 12ADT must be conducted in special facilities, which limits the locations where it may be manufactured.

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

Encouraging results from pre-clinical studies and our clinical trials to date should not be relied upon as evidence that our clinical trials will ultimately be successful or our product approved for marketing. Even though the results of our Phase II studies to date seem promising, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we could experience potentially significant delays in, or be required to abandon, development of that product candidate. Although initial data from our trials appear promising, the outcome of the trials is uncertain and these trials or future trials may ultimately be unsuccessful.

We may be unable to complete all of our planned Phase II clinical trials of mipsagargin if we do not have adequate enrollment or capital to finance the studies.

We are conducting a Phase II clinical trial in patients with glioblastoma, and we anticipate commencing additional clinical trials in the future. The initiation, continuation and/or completion of these trials are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

If users of our proposed products are unable to obtain adequate reimbursement from third-party payors, market acceptance of our proposed products may be limited and we may not achieve revenues or profits.

The continuing efforts of governments, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability as well as the future revenues and profitability of our potential customers, suppliers and collaborative partners in addition to the availability of capital. In other words, our ability to commercialize our proposed products depends in large part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations, products and related treatments are obtained by the health care providers of these products and treatments. At this time we cannot predict the precise impact that recently adopted or future laws will have on these reimbursement levels.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ with broad authority to determine voting, dividend, conversion, and other rights. As of December 31, 2015, we have issued and outstanding 41,762,356 shares of common stock and 76,016,970 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities. As of December 31, 2015, we have issued and outstanding 1,853 shares of Series A 0% convertible preferred stock. Accordingly, we are entitled to issue up to 32,220,674 additional shares of common stock, and 29,998,147 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of December 31, 2015, we had 41,762,356 shares of common stock and 1,853 shares of Series A 0% Convertible Preferred Stock issued and outstanding. Substantially all of the common shares and common shares underlying the preferred shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of December 31, 2015, we had reserved for issuance (i) 16,060,417 shares of our common stock issuable upon the conversion of 1,853 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 Offering; (ii) 48,126,553 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $0.79 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 Offering; and (iii) 8,764,195 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.60 per share. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

We are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we come to the attention of such persons, they may be reluctant to follow or recommend an unproven company such as ours until such time as we became more seasoned and viable. Generally, the trading market for a company’s securities depends in part on the research and reports that securities or industry analysts publish. We currently have limited research coverage by securities and industry analysts. As a consequence, there may be periods of time when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer with significant research coverage. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or if developed, will be sustained, or that current trading levels could be sustained or not diminish. In addition, in the event any analysts downgrades our securities, the price of our shares would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume, if any, to decline.

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

Other Risks

We received a notice of termination from Dr. Craig Dionne, our former chief executive officer demanding certain payments pursuant to the termination of his employment agreement.

On March 16, 2016, Dr. Craig Dionne provided us notice of termination of his employment as the company’s Chief Executive Officer and Chief Financial Officer. Dr. Dionne’s notice of termination states that such termination was for “Good Reason” (as that term is defined in his September 9, 2009 employment agreement) as a result of purported material changes in his authority, functions, duties and responsibilities as chief executive officer. The Company disputes such claims, and does not believe Dr. Dionne had “Good Reason” to terminate his employment. However, in the event of litigation, the outcome of such litigation, as well as the costs associated therewith, could have a material adverse effect on our operations. For a further discussion of this matter, please see the section of this annual report entitled “Litigation.”

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

Our executive offices are located at 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258. We lease this facility, consisting of approximately 2,376 square feet, for approximately $4,950 per month. Our lease expires on October 14, 2018. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

ITEM 3.	LEGAL PROCEEDINGS

On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer. Dr. Dionne’s notice of termination states that such termination was for “Good Reason” as a result of a material change in his authority, functions, duties and responsibilities as chief executive officer. In the event that termination was for “Good Reason”, Dr. Dionne would be entitled to certain severance payments as well as other benefits. The notice of termination, in additional to requesting such severance, also requests the payment of Dr. Dionne’s annual and long term bonus for 2014 and 2015. While the Company disputes that the termination was for “Good Reason,” as well as the amount of the bonuses due Dr. Dionne, if any, at this time the Company is unable to predict the financial outcome of this matter, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. The Company is uncertain whether any litigation may result from the foregoing and the outcome of any such litigation is uncertain.

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

Quarter Ended	High	Low
2015:
Fourth Quarter	$0.45	$0.145
Third Quarter	$0.897	$0.353
Second Quarter	$0.82	$0.578
First Quarter	$1.02	$0.60
2014:
Fourth Quarter	$0.75	$0.53
Third Quarter	$0.91	$0.66
Second Quarter	$1.33	$0.20
First Quarter	$1.44	$1.20

Holders

As of February 26, 2016, we had approximately 135 record holders of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2007 Stock Plan, as amended (1)	3,818,321	$1.48	2,011,679
Equity compensation plans not approved by security holders:
2009 Executive Compensation Plan	4,945,874	1.62	1,054,126
Total	8,764,195	$1.60	3,065,805

(1) Our 2007 Stock Plan, as amended, provides for the issuance of up to 1,500,000 common shares during any calendar year. The plan provides for the issuance of up to 6,000,000 common shares in the aggregate.

GenSpera 2007 Equity Compensation Plan

Our 2007 Equity Compensation Plan (“2007 Plan”) is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 1,500,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 6,000,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2015, we have granted awards under the 2007 Plan equal to 4,550,821 shares of our common stock, and 562,500 shares have been cancelled or forfeited. Accordingly, there are 2,011,679 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

GenSpera 2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan, as amended (“2009 Plan”) is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2015, our 2009 Plan authorizes the issuance of up to 6,000,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to 4,945,874 common shares, and no shares have been cancelled or forfeited. Accordingly, there are 1,054,126 shares of common stock available for future awards under the 2009 Plan.

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

•	In January 2015, we issued warrants to purchase an aggregate of 150,000 shares of common stock as compensation for business and advisory services. We valued the services at approximately $48,000. The warrants have an exercise price of $0.65 per share, a term of five years and provide for cashless exercise if the shares underlying the warrants are not registered.

•	In March 2015, we issued a total of 30,000 common shares as partial compensation for business advisory services. The services associated with the shares were valued at approximately $27,000 in total.

•	In May 2015, we issued warrants to purchase an aggregate of 75,000 shares of common stock as compensation for business and advisory services. We valued the services at approximately $18,000. The warrants have an exercise price of $0.65 per share, a term of five years and provide for cashless exercise if the shares underlying the warrants are not registered.

•	In June 2015, we amended 3,826,792 of the Series B and 4,163,961 of the Series C warrants in order to extend their respective term and reduce their exercise price. Pursuant to the amendment, the amended Series B and C warrants now have an exercise price of $0.70 and expire on December 31, 2016.

•	In July 2015, we offered and sold 3,591,278 units, in a private placement to certain accredited investors with whom we had a prior relationship or who were shareholders. Each unit consists of: (i) one share of common stock, (ii) one Series D common stock purchase warrant, and (iii) one Series E common stock purchase warrant. The price was $0.70 per unit, and resulted in gross proceeds of approximately $2.5 million. The Series D warrants have a term of five years and entitle the holder to purchase our common stock at a price per share of $0.80 per share. The Series E warrants have a term of eighteen months and entitle the holder to purchase our common stock at a price per share of $0.70 per share. In the event that the shares underlying the warrants are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 30 days from the issuance date. In connection with the offering, we issued our placement agent 287,303 common stock purchase warrants with substantially the same terms as our Series D warrants.

•	In July 2015, we issued a total of 125,000 common shares as partial compensation for business advisory services. The services associated with the shares were valued at approximately $95,000 in total.

•	In November 2015, Dr. Dionne, our former chief executive officer, converted three promissory notes with an aggregate principal balance of $105,000 into 262,500 shares of common stock. Dr. Dionne waived all interest under the notes in exchange for a reduction from the conversion price of $0.50 per share to $0.40 per share.

•	In November 2015, we issued a warrant to purchase an aggregate of 75,000 shares of common stock as compensation for business and advisory services. We valued the services at approximately $11,000. The warrant has an exercise price of $0.35 per share, a term of five years and provides for cashless exercise if the shares underlying the warrant are not registered.

•	In December 2015, we offered and sold 1,853 units, in a private placement to certain accredited investors for gross proceeds of approximately $2.5 million. The preferred stock has a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.15 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales for a period of 18 months from the effective date of this registration statement. The warrants include (i) 6,177,084 Series F common stock purchase warrants with a price per share of $0.30 and a term of five years from the date in which the shares underlying the warrants are registered, (ii) 6,177,084 Series G common stock purchase warrants with a price per share of $0.30 and a term of eighteen months from the date in which the shares underlying the warrants are registered, (iii) 3,571,430 Series H common stock purchase warrants issued pursuant to a contractually obligated exercise of prior outstanding warrants, with a price per share of $0.30 and a term of five years from the issuance date, and (iv) 3,571,430 Series I common stock purchase warrants issued pursuant to a contractually obligated exercise of prior outstanding warrants, with a price per share of $0.30 and a term of eighteen months from the issuance date. The common shares underlying the preferred stock are subject to adjustment in the in the event of stock splits and dividends, subsequent equity sales, pro rata distributions and fundamental transactions. In the event that the shares underlying all of the warrants issued in the December 2015 Offering are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, fundamental transactions, and pro rata distributions. The warrants do not contain any price protection provisions. In connection with the offering, we issued our placement agent 988,334 common stock purchase warrants with substantially the same terms as our Series F warrants.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies and Use of Estimates - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations - Analysis of our financial results comparing the year ended December 31, 2015 to the year ended December 31, 2014.

•	Liquidity and Capital Resources - Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

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

Our major focus for the next twelve to eighteen months is the (i) ongoing Phase II clinical trial in patients with glioblastoma, (ii) development of a clinical protocol for our next clinical trial in glioblastoma, which we anticipate will be a randomized study, (iii) ongoing business development discussions with potential development partners, and (iv) prioritization of our next thapsigargin prodrug development candidate. We have deferred the development of mipsagargin in Phase II prostate clinical trials until early 2016, and have indefinitely postponed the planned Phase II renal cancer study of mipsagargin in order to focus our efforts in glioblastoma and liver cancer clinical studies. Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the continuation and completion of our ongoing Phase II clinical study in glioblastoma patients.

In January 2015, we presented preliminary results from our Phase II study of mipsagargin in liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the study outcome as positive, with 63% of treated patients having stable disease at two (2) months, and with a median time to progression of 4.5 months. Additionally, the trial showed that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications. We plan to develop subsequent randomized studies to further develop mipsagargin, preferably with a development partner, with a goal of seeking approval from the United States Food and Drug Administration, or FDA, for marketing or licensing mipsagargin to a pharmaceutical company. Although data from our completed trials appear promising, the outcomes of our ongoing or future trials may ultimately be unsuccessful.

Recent Developments

•	In January 2015 we issued updated data from our Phase II liver cancer trial in which a total of twenty-five patients were treated with mipsagargin. Study participants experienced a median time to progression of 4.5 months, more than double the time demonstrated in prior studies with placebo or ineffective agents. Sixty-three percent of patients experienced stable disease at two months. Additionally, mipsagargin was shown to dramatically decrease blood flow in liver tumors.

•	In February 2015 we announced a strategic partnership with Phyton Biotech for the manufacture of thapsigargin, the key ingredient in mipsagargin. We believe that Phyton Biotech’s plant cell fermentation expertise in converting the thapsia plant into a preserved, fermentable cell line will provide us access to a sustainable source of high-quality thapsigargin to support the development of our drugs. In July the World Intellectual Property Organization published Phyton Biotech’s international patent application WO 2015/0892978 A1 "Production of Thapsigargins by Thapsia Cell Suspension Culture." The invention described in the patent application provides, for the first time, a suspension cell culture suitable for mass production of thapsigargin, offering a potential alternative route to commercial-scale production of this starting material for synthesis of mipsagargin.

•	In May the U.S. Food and Drug Administration’s Office of Orphan Products Development issued an RO-1 grant to Santosh Kesari, M.D., Ph.D., one of the Principal Investigators of our glioblastoma study. The $1.6 million grant covers a four-year period for the study of PSMA and other biomarkers to better identify the subset of patients who will receive the most therapeutic benefit with mipsagargin treatment. Dr. Kesari, who is ranked in the top 1% of neuro-oncologists and neurologists in the U.S. by Castle Connolly Medical Ltd., joined our Scientific Advisory Board in October.

•	In May 2015 sufficiently encouraging data were observed in the first stage of the ongoing Phase II study of mipsagargin in glioblastoma (brain cancer) patients to warrant continuation of enrollment for an expansion phase of the trial. We have now treated twenty patients in our Phase II glioblastoma clinical trial.

•	On July 16, 2015, the U.S. Court of Appeals for the Federal Circuit entered judgment in GenSpera, Inc. v. Annastasiah Mudiwa Mhaka in favor of GenSpera. In a per curiam order without an opinion, the Federal Circuit affirmed the decision of the U.S. District Court for the District of Maryland granting summary judgment in GenSpera's favor in two consolidated cases relating to the inventorship of two patents owned by GenSpera. The district court had issued a declaratory judgment that Dr. Annastasiah Mhaka should not be added as an inventor to the two patents at issue, and had also granted summary judgment with respect to state law tort claims brought by Dr. Mhaka against the company and two of its founders, Dr. John Isaacs and Dr. Sam Denmeade. The U.S. Court of Appeals for the Fourth Circuit previously dismissed another appeal brought by Dr. Mhaka from the same district court judgments.

•	In September 2015, we presented encouraging interim data from the ongoing Phase II clinical trial in glioblastoma which showed clear clinical benefit in a subset of patients.

•	In July and December 2015 we completed two financings with total gross proceeds of $5.0 million. We will use this capital to fund our Phase 2 study for the treatment of glioblastoma and for general corporate purposes.

•	On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer.

•	On March 16, 2016, upon receipt of Dr. Dionne’s notice of termination, Dr. Russell Richerson assumed the duties of principal executive and principal accounting officer on an interim basis.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and, as of December 31, 2015, we had an accumulated deficit of approximately $45.3 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at December 31, 2015 was approximately $2.5 million, representing 92% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next six to nine months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past September 2016. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Product Development of Mipsagargin

Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the initiation, continuation and completion of our ongoing and planned Phase II clinical studies in glioblastoma. We are actively involved in identifying a potential development and commercialization partner at both multi-national and regional levels to assist with the development of mipsagargin through clinical trials in liver cancer. Our current product development plan of mipsagargin contemplates the following major initiatives:

•	Development of a clinical protocol for our next clinical trial in glioblastoma, which we anticipate will be a randomized study.

•	Continue ongoing business development discussions with potential development partners.

•	Continue our Phase II clinical trial in patients with glioblastoma (a form of brain cancer) which is being conducted at the University of California San Diego Moores Cancer Center.

•	Initiation of a Phase II clinical pilot study in patients with prostate cancer via a collaborative agreement with a single site in the U.S.

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

Result of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2015 and 2014. We do not anticipate generating any revenues during 2016. Net loss for 2015 and 2014 were $5.9 million and $7.0 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $6.1 million and $7.0 million during 2015 and 2014, respectively.  The decrease in operating expenses is the result of the following factors.

	Year Ended		Change in 2015
	December 31,		Versus 2014
	2015	2014	$	%
	(amount in thousands)
Operating Expenses
Research and development	$2,303	$3,691	$(1,388)	(38)%
General and administrative	3,764	3,307	457	14%
Total operating expense	$6,067	$6,998	$(931)	(13)%

Research and Development

Research and development expenses totaled $2.3 million and $3.7 million for the year ended 2015 and 2014, respectively. The decrease of $1.4 million, or 38%, in 2015 compared to 2014 was primarily attributable a decline in costs related to manufacturing of over $0.7 million from prior year due to process development projects incurred in the prior year. Additionally, clinical trial expense decreased over $0.6 million in the current year due to our Phase II clinical trial closing enrollment to new patients during the prior year.

Our research and development expenses consist primarily of expenditures related to toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

General and Administrative

General and administrative expenses totaled $3.8 million and $3.3 million during 2015 and 2014, respectively. The increase of approximately $457,000, or 14%, in 2015 compared to 2014 was primarily attributable to an increase in corporate communication and business development costs, as we engaged consultants and launched a comprehensive investor and public relations initiative for the company. These increases were partially offset by a decrease in stock compensation expense compared to prior year.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income totaled approximately $181,000 and $4,000 for 2015 and 2014, respectively.

	Year Ended		Change in 2015
	December 31,		Versus 2014
	2015	2014	$	%
	(amount in thousands)
(Loss) gain on change in fair value of derivative liability	$181	$—	$181	100%
Interest income (expense), net	—	4	(4)	(100)%
Total other income (expense)	$181	$4	$177	2,200%

(Loss) gain on change in fair value of derivative liability

There was a gain on change in fair value of our derivative liability of approximately $181,000 during the year ended December 31, 2015 compared to no gain or loss during the year ended December 31, 2014. The change in the fair value of our derivative liability from the prior year was the result of our private placement in December 2015, where we issued convertible preferred stock with 18-month anti-dilutive features and warrants. Refer to Note 8 in our Financial Statements for further discussion on our derivative liability.

Interest income (expense)

We had no net interest income as interest income offset interest expense in 2015, compared to net interest income of approximately $4,000 for the year ended December 31, 2015 and 2014, respectively. The decrease of $4,000 was attributable to an increase in interest earned on higher average outstanding cash balances in the prior year.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have a deficit accumulated of $45.3 million as of December 31, 2015 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of $34.9 million. Cash and cash equivalents at December 31, 2015 were $2.5 million.

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. In 2015, we completed financings resulting in gross proceeds of approximately $5.0 million. Based on our current level of expected operating expenditures, we expect to be able to fund our operations through September 2016. This assumes that we spend minimally on general operations and only continue conducting our ongoing Phase II clinical trial, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Year Ended
	Ended December 31,
	2015	2014
	(amounts in thousands)
Cash at beginning of period	$2,316	$3,587
Net cash used in operating activities	(4,633)	(5,044)
Net cash used in investing activities	(4)	(4)
Net cash provided by financing activities	4,786	3,777
Cash at end of period	$2,465	$2,316

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.6 million and $5.0 million during 2015 and 2014, respectively. The decrease of $0.4 million in cash used during 2015 compared to 2014 was primarily attributable to a decrease in our net loss of approximately $1.0 million, as well as an increase of $1.1 million in our change in accrued liabilities, partially offset by a decrease of $1.7 million in stock-based compensation.

Net Cash Used in Investing Activities

Cash used in investing activities was $4,000 for 2015 and 2014, respectively. The cash used in investing activities was due to purchases of office equipment in 2015 and 2014.

Net Cash Provided by Financing Activities

During 2015, we received net proceeds of $4.8 million from the sales of our securities and the exercise of warrants, compared to $3.8 million during 2014 in net proceeds from the sales of our securities in a registered offering and a private placement. We are actively seeking sources of financing to fund our continued operations and research and development programs.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Principal Executive Officer and interim Principal Accounting Officer (who is also our interim Principal Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2015 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management, including the Company’s interim Principal Executive Officer and interim Principal Accounting Officer (who is also our interim Principal Executive Officer), does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer. On March 16, 2016, upon receipt of Dr. Dionne’s notice of termination, Dr. Russell Richerson assumed the duties of principal executive and principal accounting officer on an interim basis.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following sets forth the current members of our board of directors, as well as information with regard to our executive officers, and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders or until their respective successors are elected, except in the case of death, resignation or removal:

Name	Position	Age	Director Since
Executive Officers
Russell Richerson, PhD	Interim Principal Executive Officer, Interim Principal Accounting Officer, Chief Operating Officer and Secretary	64	—
Non-employee Directors
Peter E. Grebow, PhD	Director	69	05/2012
Bo Jesper Hansen, MD, PhD	Director	57	08/2010
Scott V. Ogilvie	Director	61	03/2008

Russell Richerson, PhD serves as our interim Principal Executive Officer, Interim Principal Accounting Officer, Chief Operations Officer and Secretary. Dr. Richerson has over 34 years of experience in the biotechnology/diagnostics industry, including 11 years at Abbott Laboratories in numerous management roles. Most recently, he has served as Vice President of Diagnostic Research and Development at Prometheus Laboratories (2001 - 2004) and then as Chief Operating Officer of the Molecular Profiling Institute (2005 - 2008). Dr. Richerson also served as Vice President of Operations of International Genomics Consortium (IGC) from 2005 to 2008. Between August of 2011 and March of 2015, Dr. Richerson served on the IGC board of directors. Dr. Richerson received his BS in 1974 from Louisiana State University, Baton Rouge, Louisiana and his PhD in 1983 from the University of Texas at Austin.

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

Bo Jesper Hansen, MD, PhD joined our board in August of 2010. Dr. Hansen is currently the Executive Chairman of the Board of Swedish Orphan Biovitrum AB (NASDAQ OMX, STO: SOBI), an international growth company specializing in the development, registration, marketing and distribution of pharmaceutical drugs for rare and life-threatening diseases. Dr. Hansen has held the position since January 2010 as a result of the merger of Swedish Orphan International AB Group and Biovitrum. Prior to the merger, Dr. Hansen served in numerous positions with Swedish Orphan International AB Group, including, from 1998 to 2010, CEO, President and Director of the Board. Dr. Hansen’s responsibilities at the company include establishment, development and expansion of the company’s operations in Europe, Japan, the Americas and Australia. Dr. Hansen holds a Doctor of Medicine degree from the University of Copenhagen with a specialty in urology. Dr. Hansen is Chairman of Karolinska Development AB (NASDAQ OMX, STO: KDEV) and also serves on the boards of CMC AB, Orphazyme ApS, Newron (SIX; NWRN), Hyperion Therapeutics Inc. (NASDAQ: HPTX), and Ablynx NV (ABLX). Dr. Hansen previously served on the boards of Onxeo SA and TopoTarget A/S (EURONEXT, PA: ONXEONASDAQ OMX:TOPO) until August of 2014. In evaluating Dr. Hansen’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations, including his experience in building biopharmaceutical organizations, his strong business development background and experience with mergers and acquisitions and his past experience and relationships in the biopharma and biotech fields.

Scott V. Ogilvie has served as a director on our board since February 2008. Mr. Ogilvie is currently the President of AFIN International, Inc., a private equity/business advisory firm, which he founded in 2006. Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August 2006. Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies. Mr. Ogilvie currently serves on the board of directors of Neuralstem, Inc. (NASDAQ: CUR) and Research Solutions, Inc. (OTCQB: RSSS). Mr. Ogilvie also served on the board of directors of Preferred Voice Inc. (OTCQB: PRFV), Innovative Card Technologies, Inc. (OTCBB: INVC) and National Healthcare Exchange, Inc. (OTCBB: NHXS). In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Code of Ethics

We have adopted a “Code of Ethics” that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code can be viewed on our website at www.genspera.com.

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

Audit Committee

The main function of our Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. This committee’s responsibilities include:

•	Selecting and hiring our independent auditors.
•	Evaluating the qualifications, independence and performance of our independent auditors.
•	Approving the audit and non-audit services to be performed by our independent auditors.
•	Reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies.
•	Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters.
•	Reviewing with management any earnings announcements and other public announcements regarding our results of operations.
•	Reviewing regulatory filings with management and our auditors.
•	Preparing any report the SEC requires for inclusion in our annual proxy statement.
•	The Audit Committee will review and approve all related party transactions.

Our Audit Committee is currently comprised of Peter E. Grebow, PhD, Bo Jesper Hansen, MD, PhD and Scott V. Ogilvie, each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the SEC and rule 5605(a)(2) of the Marketplace Rules of NASDAQ. Additionally, our board has determined that Bo Jesper Hansen, MD, PhD and Scott V. Ogilvie are audit committee financial experts as defined under the rules of the SEC. A copy of the charter is available on our website at www.genspera.com.

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

Our Nominating and Corporate Governance Committee is currently comprised of Peter E. Grebow, PhD, Bo Jesper Hansen, MD, PhD and Scott V. Ogilvie, each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Nominating and Corporate Governance Committee is independent as defined in rule 5605(a)(2) of the Marketplace Rules of NASDAQ. The charter of the Nominating and Corporate Governance Committee is available on our website at www.genspera.com.

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

Our Leadership Development and Compensation Committee is currently comprised of Peter E. Grebow, PhD, Bo Jesper Hansen, MD, PhD and Scott V. Ogilvie, each of whom is a non-employee member of our board of directors. Each member of our Leadership Development and Compensation Committee is an “outside” director as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a “non-employee” director within the meaning of Rule 16b-3 of the Exchange Act. Our board of directors has determined that each of the directors serving on our Leadership Development and Compensation Committee is independent as defined in rule 5605(a)(2) of the Marketplace Rules of NASDAQ.

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

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2015.

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late

Craig A. Dionne, PhD*	Form 4 (1 filed late)	1
Peter E. Grebow, PhD	Form 4 (1 filed late)	1

*   On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ended December 31, 2015 and 2014 provided by (i) each person serving as our principal executive officer, or PEO, or acting in a similar capacity during our fiscal year ended December 31, 2014; (ii) our most highly compensated executive officers other than our PEO who were serving as executive officers on December 31, 2015 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Principal Financial Officer.

Name & Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Dionne, PhD	2015	381,150	‒	(1)	‒	‒	(1)	‒	‒	47,945	429,095
Chief Executive Officer
And Chief Financial Officer (2)	2014	381,150	‒	(1)	‒	‒	(1)	‒	‒	44,763	425,913

Russell Richerson, PhD	2015	324,685	‒	(1)	‒	‒	(1)	‒	‒	17,524	342,209
Chief Operating Officer
	2014	324,685	‒	(1)	‒	‒	(1)	‒	‒	17,160	341,845

(1)	As of March 11, 2016, the executive’s bonus for 2015 and 2014 have not yet been determined.
(2)	On March 16, 2016, Dr. Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer.

Outstanding Executive Equity Awards at Fiscal Year-End 2015

The following table sets forth information concerning stock options held on December 31, 2015, the last day of our 2015 fiscal year, for each named executive officer.

	Number of Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date

Craig Dionne, PhD	1,000,000	—	1.65	9/2/2016
Chief Executive Officer and	302,580	—	2.01	7/1/2018
Chief Financial Officer(1)	344,813	—	2.21	1/2/2019
	70,342	—	2.21	1/2/2019
	418,951	—	2.18	3/25/2020
	142,443	—	2.18	3/25/2020
	378,981	—	1.42	1/7/2021
	757,962	—	1.42	1/7/2021

Russell Richerson, PhD	775,000	—	1.50	9/2/2016
Chief Operating Officer	256,790	—	1.83	7/1/2018
	292,927	—	2.01	1/2/2019
	46,576	—	2.01	1/2/2019
	343,137	—	1.98	3/25/2020
	173,181	—	1.98	3/25/2020
	210,508	—	1.29	1/7/2021
	601,451	—	1.29	1/7/2021

(1)	On March 16, 2016, Dr. Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer.

Employment Agreements and Change in Control

Craig Dionne

In connection with Dr. Dionne’s employment, we entered into: (i) an employment agreement; (ii) a severance agreement; (iii) a proprietary information, inventions and competition agreement; and (iv) an indemnification agreement.

Employment Agreement

Craig Dionne was employed by the company until March 16, 2016, when he provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer. During his employment as our Chief Executive Officer, Dr. Dionne had a written employment contract that automatically extended for successive one year terms on September 2, of each year. As compensation for his services during 2015 and 2014, Dr. Dionne received an annual base salary of $381,150, respectively. Such base salary is reviewed yearly with regard to possible increase. In addition, Dr. Dionne was eligible to receive annual discretionary and long term incentive bonuses as determined by the board. For 2014, Dr. Dionne’s target bonus levels for annual discretionary bonus and long term incentive bonuses were: (i) 50%, and (ii) 100%, of base salary, respectively. Notwithstanding, the Board has broad discretion to make awards in excess of executive’s established targets. Commencing in 2014, the annual discretionary bonus was payable in cash and the long term incentive bonus was payable in common stock purchase options. Dr. Dionne was also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment was terminated. In the event that Dr. Dionne was terminated (not in connection with a change of control) without cause or if he resigned for good reason, he would have been entitled to thirty-six (36) months of salary continuation (payable in monthly installments), thirty-six (36) months of continued medical insurance coverage for Dr. Dionne and his family at a cost no less favorable than the premium co-pay charged to active employees, the acceleration of outstanding equity awards and any accrued obligations. In the event that Dr. Dionne was terminated as a result of his disability, he would have be entitled to twelve (12) months of salary continuation plus any accrued obligations. Any termination payments that may have become due to Dr. Dionne are contingent upon his execution of a timely separation agreement in a form acceptable to us, which shall include a release of claims against us and his resignation from the board.

Severance Agreement

Craig Dionne was employed until he tendered his notice of termination on March 16, 2016. Notwithstanding the foregoing, we entered into a severance agreement with Dr. Dionne. The severance agreement provided for certain payments, as described below, in the event Dr. Dionne’s employment was terminated in connection with a change in control. In the event that Dr. Dionne is terminated without cause or resigns for good reason within a period of two (2) months before or two (2) years following the consummation of a change of control, the Company would have be required to pay him (i) 100% of his then annual target bonus, pro-rated by the number of calendar days in which he was employed during that particular year, and (ii) a lump sum payment in an amount equal to three (3) times his then annual salary. These payments are subject to Dr. Dionne’s execution of a release of claims against us and shall be made on the tenth business day following the effective date of the release. If any payment under the severance agreement, when combined with any other payment, would constitute a “parachute payment” within the meaning of Code Section 280G then such payment shall be either the full amount or such lesser amount that would not result in an excise tax under Code Section 280G, based upon which interpretation yields the greater after-tax amount for Dr. Dionne.

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

Employment Agreement

We employ Russell Richerson as our Chief Operating Officer pursuant to a written contract that automatically extended for successive one year term on September 2, of each year. Such base salary is reviewed yearly with regard to possible increase. In addition, Dr. Richerson is eligible to receive annual discretionary and long term incentive bonuses as determined by the board. In connection with our board of directors and Leadership Development and Compensation Committee’s review of Dr. Richerson’s compensation in June of 2014, his target bonus levels for annual discretionary bonus and long term incentive bonuses were adjusted to: (i) 40% and (ii) 100%, of base salary, for 2014. Commencing in 2014, the annual discretionary bonus is payable in cash and the long term incentive bonus is payable in common stock purchase options. Dr. Richerson is also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated. In the event that Dr. Richerson is terminated without cause or if he resigns for good reason, he will be entitled to eighteen (18) months of salary continuation (payable in monthly installments), eighteen (18) months of continued medical insurance coverage for Dr. Richerson and his family at a cost no less favorable than the premium co-pay charged to active employees, the acceleration of outstanding equity awards and any accrued obligations. In the event that Dr. Richerson is terminated as a result of his disability, he will be entitled to twelve (12) months of salary continuation plus any accrued obligations. Any termination payments that may become due to Dr. Richerson are contingent upon his execution of a timely separation agreement in a form acceptable to us, which shall include a release of claims against us and his resignation from the board, if applicable.

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

Potential Payments Upon Termination or Change- in-Control

The following table sets forth the payments that would be made to our named executive officers if his employment in accordance with his employment agreement had been terminated by us without cause, termination as a result of disability on December 31, 2015 or in the event a change in control of our Company occurred on December 31, 2015, as applicable. On March 16, 2016, Dr. Dionne provided us his notice of termination as our Chief Executive Officer and Chief Financial Officer. The notice claims that such termination was for “Good Cause.” Additionally, Dr. Dionne resigned from the Company’s board of directors and as chairman on March 21, 2016. The Company currently disputes Dr. Dionne’s claim that the termination was for “Good Reason” as provided for in his employment agreement.

Name	Terminated without cause	Terminated, change of control	Termination as a result of Disability
Craig Dionne, PhD
Salary	$1,143,450	$1,143,450	$381,150
Bonus (1)	571,725	571,725	—
Health	83,100	83,100	—
Total:	$1,798,275	$1,798,275	$381,150

Russell Richerson, PhD
Salary	487,027	$—	$324,685
Bonus (1)	454,559	—	—
Health	29,100	—	—
Total:	$970,686	$—	$324,685
(1)	Assumes all annual bonus milestones have been attained prior to termination.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter E. Grebow, PhD	40,002	—	13,680	(1)	—	—	—	53,682

Bo Jesper Hansen	40,002	—	16,163	(2)	—	—	—	56,165

Scott Ogilvie	40,002	—	18,435	(3)	—	—	—	58,437

(1)	Represents an option to purchase 53,000 common shares with a fair market value on May 26, 2015, the grant date, of $0.258 per share. The option vests quarterly over a one-year period.

(2)	Represents an option to purchase 53,000 common shares with a fair market value on August 13, 2015, the grant date, of $0.305 per share. The option vests quarterly over a one-year period.

(3)	Represents an option to purchase 53,000 common shares with a fair market value on March 2, 2015, the grant date, of $0.348 per share. The option vests quarterly over a one-year period.

Director Compensation Plan

Our non-employee directors are entitled to the following compensation for service on our Board:

Inducement/First Year Grant. Upon joining the board, board members receive options to purchase 50,000 shares of our common stock.  The options vest as follows: (i) 25,000 immediately upon appointment to the board; and (ii) 25,000 quarterly over the following 12 months.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 18, 2016, information regarding beneficial ownership of our capital stock by:

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

			Common Stock
Name and Address of Beneficial Owner(1)	Shares		Shares Underlying Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Craig Dionne, PhD(9)	2,227,249	(3)	3,416,072	5,643,321	12.5%
Russell B. Richerson, PhD	942,392		2,699,570	3,641,962	8.2%
Bo Jesper Hansen, MD, PhD	—		193,500	193,500	*
Scott Ogilvie	—		298,000	298,000	*
Peter E. Grebow, PhD	—		193,750	193,750	*

All directors and executive officers as a group (5 persons)	3,169,641		6,800,892	9,970,533	20.5%

Beneficial Owners of 5% or more
Kihong Kwon, MD(4)	2,456,567		-	2,456,567	5.9%
Alpha Capital Anstalt (5)(8)	1,788,166		337,099	2,125,265	5.0%
Sabby Healthcare Master Fund, Ltd. (6)(8)	2,363,629		-	2,363,629	5.7%
Sabby Volatility Warrant Master Fund, Ltd. (7)(8)	1,640,731		484,534	2,125,265	5.0%
*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is GenSpera, Inc., 2511 N Loop 1604 W, Suite 204, San Antonio, TX 78258.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There were 41,762,356 shares of common stock issued and outstanding as of March 18, 2016.

(3)	Includes 18,002 shares owned by Craig A. Dionne & Bonnie Camille Dionne TTEES The Dionne Annuity Trust of 2011, 981,998 shares owned by Craig A. Dionne & Bonnie Camille Dionne JTWROS, and 500,000 shares owned by Craig A. Dionne 2015 GRAT #2, where Dr. Dionne is trustee and beneficiary.
(4)	Does not include 1,804,455 warrants or convertible securities subject to exercise conditions based on percentage ownership.
(5)	Does not include 10,325,848 warrants or preferred stock convertible into common stock securities subject to exercise conditions based on percentage ownership.
(6)	Does not include 17,388,356 warrants or preferred stock convertible into common stock subject to exercise conditions based on percentage ownership.
(7)	Does not include 12,764,754 warrants or preferred stock convertible into common stock subject to exercise conditions based on percentage ownership.
(8)	Share ownership and percentage calculations made pursuant to disclosure made to the Company by reporting person on or about January 1, 2016.

(9)	On March 16, 2016, Dr. Dionne provided the Company notice of termination as Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of the Company’s equity compensation plans, any unvested options shall terminate one (1) month from the date of Dr. Dionne’s termination and any vested options will terminate three (3) months from the date of Dr. Dionne’s termination. All shares underlying such options will revert back to the respective equity compensation plans from which they were granted and be available for future grants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

•	On January 7, 2014, we granted each of Drs. Isaacs and Denmeade, in their respective capacities as our Scientific Advisors, common stock purchase options to purchase 20,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $1.29 per share. The options vest quarterly beginning on March 31, 2014 and lapse if unexercised on January 7, 2019.

•	On January 8, 2014, we issued Dr. Dionne, our former CEO, options to purchase an aggregate of 1,136,943 in connection with his 2013 long term and annual bonus. The options have a term of seven years, an exercise price of $1.42 and are fully vested on the grant date.

•	On January 8, 2014, we issued Dr. Richerson, or COO, options to purchase an aggregate of 811,959 in connection with his 2013 long term and annual bonus. The options have a term of seven years, an exercise price of $1.29 and are fully vested on the grant date.

•	On March 1, 2014, we granted Scott V. Ogilvie, one of our outside directors, options to purchase 38,000 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $1.36 per share. The options vest quarterly over the year and have a term of five years.

•	On May 24, 2014, we granted Peter E. Grebow, PhD, one of our outside directors, options to purchase 38,000 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $1.20 per share. The options vest quarterly over the year and have a term of five years.

•	In June of 2014, our Leadership Development and Compensation Committee recommended, and our board of directors approved, an amendment to non-executive director compensation policy. The amendment was made effective January 1, 2014. For a further discussion of the amended plan, see the section of this report entitled “Director Compensation.”

•	On June 27, 2014, we granted Scott V. Ogilvie, one of our outside directors, options to purchase 15,000 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $0.94 per share. The options have a term of five years, and 3,750 shares are fully vested on the grant date, with the balance vesting quarterly over the year.

•	On June 27, 2014, we granted Peter E. Grebow, PhD, one of our outside directors, options to purchase 15,000 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $0.94 per share. The options vest quarterly over the year and have a term of five years.

•	On August 13, 2014, we granted Bo Jesper Hansen, M.D., one of our outside directors, options to purchase 53,000 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Hansen’s service on our board and related committees. The options have an exercise price of $0.70 per share. The options vest quarterly over the year and have a term of five years.

•	On January 30, 2015, we granted each of Drs. Isaacs and Denmeade, in their respective capacities as our Scientific Advisors, common stock purchase options to purchase 20,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $0.87 per share. The options vest quarterly beginning on March 31, 2015 and lapse if unexercised on January 30, 2020.

•	On March 2, 2015 we granted Scott V. Ogilvie, one of our outside directors, options to purchase 53,000 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $0.95 per share. The options vest quarterly over the year and have a term of five years.

•	On May 26, 2015, we granted Peter E. Grebow, PhD, one of our outside directors, options to purchase 53,000 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $0.65 per share. The options vest quarterly over the year and have a term of five years.

•	On July 5, 2015, we entered into securities purchase agreements with certain institutional accredited investors. One such investor, Alpha Capital Anstalt was determined to be a related party by virtue of its greater than 5% ownership of the Company’s securities. Alpha Capital Anstalt purchased $425,000 worth of our securities at a price per unit of $0.70 with each unit consisting of (i) one share of the Company’s common stock (ii) one Series D common stock purchase warrant and (iii) one Series E common stock purchase warrant. The Series D and Series E warrants both have exercise prices of $0.70 per share. The Series D warrants have a term of five years and the Series E warrants have a term of eighteen months.

•	On August 13, 2015, we granted Bo Jesper Hansen, M.D., one of our outside directors, options to purchase 53,000 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Hansen’s service on our board and related committees. The options have an exercise price of $0.75 per share. The options vest quarterly over the year and have a term of five years.

•	In November 2015, Dr. Dionne, our former chief executive officer, converted three promissory notes with an aggregate balance of $105,000 into 262,500 shares of common stock. Dr. Dionne waived all interest under the notes in exchange for a reduction from the conversion price of $0.50 per share to $0.40 per share.

•	In December 2015, we entered into securities purchase agreements with certain institutional accredited investors who are also the Selling Shareholders. Each of the investors was determined to be a related party by virtue of their greater than 5% ownership of the Company’s securities. The investors purchased and exercised an aggregate of $2,492,500 worth of our securities at a price per share of Series A 0% Convertible Preferred Stock of $1,000. The investors additionally received (i) 1,853 shares of Series A 0% Convertible Preferred Stock convertible into 12,354,167 common shares at a conversion price of $0.15 per share, subject to adjustment, (ii) 6,177,084 Series F common stock purchase warrants with a price per share of $0.30 and a term of five years from the date in which the shares underlying the warrants are registered, (ii) 6,177,084 Series G common stock purchase warrants with a price per share of $0.30 and a term of eighteen months from the date in which the shares underlying the warrants are registered, (iii) 3,571,430 Series H common stock purchase warrants issued pursuant to a contractually obligated exercise of prior outstanding warrants, with a price per share of $0.30 and a term of five years from the issuance date, and (iv) 3,571,430 Series I common stock purchase warrants issued pursuant to a contractually obligated exercise of prior outstanding warrants, with a price per share of $0.30 and a term of eighteen months from the issuance date.

•	On January 11, 2016, we granted each of Drs. Isaacs and Denmeade, in their respective capacities as our Scientific Advisors, common stock purchase options to purchase 40,000 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $0.16 per share. The options vest quarterly beginning on March 31, 2016 and lapse if unexercised on January 11, 2021.

•	On March 1, 2016 we granted Scott V. Ogilvie, one of our outside directors, options to purchase 53,000 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $0.14 per share. The options vest quarterly over the year and have a term of five years.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2015 and 2014 fiscal years:

Type of Fees	2015	2014

Audit Fees
Liggett & Webb, P.A.	$50,000	$50,000
Audit Related Fees
Liggett & Webb, P.A.	3,500	7,000
RBSM, LLP	5,000	20,000
Tax Fees	4,500	4,500
All Other Fees	‒	‒
Total Fees	$63,000	$81,500

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2015 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Neither of the firms which we engaged during 2015 provided any services, other than those listed above.

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

GENSPERA, INC.

Date: March 30, 2016	/s/ Russell Richerson
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Russell Richerson	Interim Principal Executive Officer, Principal Accounting Officer	March 30, 2016
Russell Richerson	(Principal Executive Officer and Principal Accounting Officer)

/s/ Peter E. Grebow, PhD	Director	March 30, 2016
Peter E. Grebow, PhD

/s/ Bo Jesper Hansen MD PhD	Director	March 30, 2016
Bo Jesper Hansen MD PhD

/s/ Scott Ogilvie	Director	March 30, 2016
Scott Ogilvie

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

GENSPERA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

GenSpera, Inc.

San Antonio, TX

We have audited the accompanying balance sheets of GenSpera, Inc. as of December 31, 2015 and 2014, and the related statements of losses, statement of stockholders' (deficit) equity, and cash flows for each of the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GenSpera, Inc. at December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $45.4 million as of December 31, 2015, and will require additional cash to fund and continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

March 30, 2016

New York, New York

GENSPERA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$2,465	$2,316
Prepaid expenses	114	197
Total current assets	2,579	2,513
Office equipment, net of accumulated depreciation of $27 and $23	12	12
Intangible assets, net of accumulated amortization of $128 and $111	84	101
Other assets	3	3
Total assets	$2,678	$2,629

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$977	$989
Accrued expenses	2,432	1,438
Derivative liability	1,177	—
Convertible notes – stockholder	—	105
Total current liabilities	4,586	2,532
Total liabilities	4,586	2,532

Commitments and contingencies (Note 9)

Stockholders' (deficit) equity:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 1,853 and no shares issued and outstanding, respectively	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 41,762,356 and 33,181,197 shares issued and outstanding, respectively	4	3
Additional paid-in capital	43,353	39,473
Accumulated deficit	(45,265)	(39,379)

Total stockholders' (deficit) equity	(1,908)	97

Total liabilities and stockholders' (deficit) equity	$2,678	$2,629

See accompanying notes to audited financial statements.

GENSPERA, INC.

STATEMENTS OF LOSSES

(in thousands, except share and per share data)

	Years Ended December 31,
	2015	2014

Operating expenses:
Research and development	$2,303	$3,691
General and administrative	3,764	3,307
Total operating expenses	6,067	6,998

Loss from operations	(6,067)	(6,998)

Other income (expense):
Gain on change in fair value of derivative liability	181	—
Interest income (expense), net	—	4

Loss before provision for income taxes	(5,886)	(6,994)

Provision for income taxes	—	—

Net loss	$(5,886)	$(6,994)

Net loss per common share, basic and diluted	$(0.17)	$(0.23)

Weighted average shares outstanding	35,378,329	30,413,042

See accompanying notes to audited financial statements.

GENSPERA, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

						Accumulated
	Convertible				Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2013	—	$—	27,252,966	3	$33,642	$(32,385)	$1,260

Stock-based compensation	—	—	—	—	1,319	—	1,319

Common stock and warrants issued as payment of services and consulting fees	—	—	798,020	—	735	—	735

Sale of common stock and warrants at $0.80 per share (Registered Offering)	—	—	4,163,961	—	3,331	—	3,331

Sale of common stock and warrants at $0.80 per share (Private Placement)	—	—	966,250	—	773	—	773

Issuance cost of sales of common stock and warrants	—	—	—	—	(327)	—	(327)

Net loss	—	—	—	—	—	(6,994)	(6,994)

Balance, December 31, 2014	—	$—	33,181,197	$3	$39,473	$(39,379)	$97

Stock-based compensation	—	—	—	—	138	—	138

Common stock and warrants issued as payment of services and consulting fees	—	—	127,712	—	175	—	175

Common stock issued upon conversion of note payable	—	—	262,500	—	139	—	139

Sale of common stock and warrants at $0.70 per share	—	—	3,591,278	—	2,514	—	2,514

Exercise of warrants	—	—	4,599,669	1	925	—	926

Sale of preferred stock and warrants at $0.15 per share	1,853	—	—	—	1,853	—	1,853

Issuance cost of sales of common stock and warrants	—	—	—	—	(506)	—	(506)

Derivative liability	—	—	—	—	(1,358)	—	(1,358)

Net loss	—	—	—	—	—	(5,886)	(5,886)

Balance, December 31, 2015	1,853	$—	41,762,356	$4	$43,353	$(45,265)	$(1,908)

See accompanying notes to audited financial statements.

GENSPERA, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,886)	$(6,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	23
Stock-based compensation	313	2,054
Gain on change in fair value of derivative liability	(181)	—
Increase in operating assets:
Prepaid expenses	83	(34)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,017	(93)
Cash used in operating activities	(4,633)	(5,044)

Cash flows from investing activities:
Acquisition of office equipment	(4)	(4)
Cash used in investing activities	(4)	(4)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	4,367	4,104
Proceeds from exercise of warrants	925	—
Cost of common stock and warrants sold	(506)	(327)
Cash provided by financing activities	4,786	3,777

Net increase (decrease) in cash	149	(1,271)
Cash, beginning of period	2,316	3,587

Cash, end of period	$2,465	$2,316

See accompanying notes to audited financial statements.

GENSPERA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BACKGROUND

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

We are currently conducting a Phase II clinical trial in glioblastoma (a type of brain cancer), in which twenty patients have been treated as of March 11, 2016. We have elected to defer opening enrollment for our Phase II prostate clinical trial with mispsagargin until the second quarter of 2016.

Note 2 — Management’s Plans to Continue as a Going Concern

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. As of December 31, 2015, we have incurred losses since inception and have a deficit accumulated of $45.3 million. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our product candidates currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at December 31, 2015 was $2.5 million, representing 92% of our total assets. Based upon our current expected level of operating expenditures, we expect to be able to fund our operations for the next six to nine months. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

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

NOTE 3 — Summary of Critical Accounting Policies and Use of Estimates

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

We incurred research and development expenses of $2.3 and $3.7 million for the years ended December 31, 2015 and 2014, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and cash equivalents were $2.5 million and $2.3 million at December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, there was approximately $2.1 million and $1.9 million in cash over the federally insured limit, respectively.

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

Depreciation expense was approximately $4,000 and $7,000 for the years ended December 31, 2015 and 2014, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2015 and 2014, as they would be anti-dilutive:

	Year Ended December 31,
	2015	2014
Shares underlying options outstanding	8,764,195	8,685,095
Shares underlying warrants outstanding	42,277,445	19,897,928
Shares underlying convertible preferred stock outstanding	12,354,167	—
Shares underlying convertible notes outstanding	—	270,339
	63,395,807	28,853,362

Derivative Liability

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding preferred stock. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to December 25, 2015 are derivative liabilities. The Company values these derivative liabilities using the Black-Scholes option valuation model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments with maturities of three months or less when acquired. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

The derivative liability consists of our convertible preferred stock with anti-dilution provisions, and related warrants. The Company uses the Black-Scholes option-pricing model to value its derivative liability which incorporate the Company’s stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

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

The Company has recorded a derivative liability for convertible preferred stock with anti-dilution provisions, and related warrants, as of December 31, 2015. The table below summarizes the fair values of our financial liabilities as of December 31, 2015 (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3

Derivative liability	$1,177	$—	$—	$1,177

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

2015
Balance at beginning of year	$—
Additions to derivative instruments	1,358
Loss (gain) on change in fair value of derivative liability	(181)
Balance at end of year	$1,177

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year Ended December 31,
	2015	2014
Non-cash financial activities:
Common stock options issued as payment of accrued compensation	$—	$962
Common stock and warrants issued for consulting fees	175	735
Common stock issued on conversion of notes payable	139	—

There was no cash paid for interest and income taxes for the years ended December 31, 2015 and 2014.

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

Amortization expense recorded during the years ended December 31, 2015 and 2014 was approximately $17,000 for both years. Amortization expense is estimated to be approximately $17,000 for each one of the next five fiscal years.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014

Accrued compensation and benefits	$2,134	$1,108
Accrued research and development	152	163
Accrued other	146	167
Total accrued expenses	$2,432	$1,438

NOTE 7 — CONVERTIBLE NOTES PAYABLE

We issued convertible notes to our former chief executive officer pursuant to which we borrowed an aggregate of $0.2 million, with an interest rate of 4.2%, and maturities at various dates through December 6, 2011. The notes and accrued interest were convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.50 per share.

In October 2015, the board of directors approved amending the conversion price of the convertible notes from a price of $0.50 per share to $0.40 per share, in exchange for our chief executive officer waiving approximately $33,000 of outstanding accrued interest. Accordingly, our chief executive elected to convert the outstanding notes into 262,500 shares of common stock. Accrued interest at December 31, 2014 was approximately $30,000.

NOTE 8 — DERIVATIVE LIABILITY

We account for equity-linked financial instruments, such as our convertible preferred stock, and our common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the respective agreement. Equity-linked financial instruments are accounted for as derivative liabilities, in accordance with ASC Topic 815 – Derivatives and Hedging, if the instrument allows for cash settlement or provide for modification of the exercise price in the event subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price. Additionally, financial instruments are classified as derivative liabilities if, as a result of the anti-dilution protection, there is no limit on the number of shares that may be subsequently issued and we conclude there are not adequate authorized shares available to provide for subsequent issuances. We classify derivative liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

In December 2015, we issued shares of convertible preferred stock which contain anti-dilution protection for subsequent equity sales for a period of 18 months, and related warrants. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that this series of preferred stock, and related warrants, is subject to derivative accounting. The fair value of these shares are classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations.

During the year ended December 31, 2015, we recorded a gain of $0.2 million related to the change in fair value of the derivative liability during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

2015
Volatility	84%-85%
Expected term (years)	18 months
Risk-free interest rate	0.75%
Dividend yield	None

As of December 31, 2015, the derivative liability recognized in the financial statements as of December 31, 2015 was approximately $1.2 million.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate offices under an operating lease that expires on October 14, 2018.  Rent expense for office space amounted to approximately $57,000 and $56,000 for the years ended December 31, 2015 and 2014, respectively. The following table summarizes future minimum lease payments as of December 31, 2015 (in thousands):

2016	$58
2017	60
2018	48
Thereafter	—
Total minimum lease payments	$166

Employment Agreements

We employed our Chief Executive Officer and employ our Chief Operating Officer (who is also our principal executive and accounting officer) pursuant to written employment agreements. On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer (See Legal Matters below). The employment agreements contain severance provisions and indemnification clauses. The indemnification agreement provides for the indemnification and defense of the executive officers, in the event of litigation, to the fullest extent permitted by law. As part of the agreements, the executives potentially shall be entitled to the following (in thousands):

	Chief Executive Officer	Chief Operating Officer
Terminated without cause	$1,798	$971
Terminated, change of control without good reason	1,798	—
Terminated for cause, death, disability and by executive without good reason	381	325

Legal Matters

On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer. Dr. Dionne’s notice of termination states that such termination was for “Good Reason” as a result of a material change in his authority, functions, duties and responsibilities as chief executive officer. In the event that termination was for “Good Reason”, Dr. Dionne would be entitled to certain severance payments as well as other benefits. The notice of termination, in additional to requesting such severance, also requests the payment of Dr. Dionne’s annual and long term bonus for 2014 and 2015. While the Company disputes that the termination was for “Good Reason,” as well as the amount of the bonuses due Dr. Dionne, if any, at this time the Company is unable to predict the financial outcome of this matter, and any views formed as to the viability of these claims or the financial liability which could result may change from time to time as the matter proceeds through its course. The Company is uncertain whether any litigation may result from the foregoing and the outcome of any such litigation is uncertain.

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

NOTE 10 — CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Preferred Stock

In December 2015, we issued 1,853 shares of our Series A 0% Convertible Preferred Stock, with a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.15 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales for a period of 18 months from the effective date of this registration statement. See “December 2015 Offering” below for further discussion.

Common Stock

In September 2015, the board of directors approved amending the Company’s certificate of incorporation to effect a reverse stock split, subject to shareholder approval, of the Company’s issued and outstanding common stock at a ratio of not less than one-for-two (1 for 2), and not more than one-for thirty (1 for 30). Accordingly, the company was given the authority to take the action necessary to obtain shareholder approval at the shareholder meeting scheduled to be held on November 13, 2015. At the meeting, the shareholders approved the amendment. As of December 31, 2015, the Company had not determined the degree, if any, of a potential stock split.

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

During the year ended December 31, 2015, 337,169 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds. During the year ended December 31, 2014, no warrants were exercised into common shares.

Equity Financing

December 2015 Offering

In December 2015, we offered and sold 1,853 shares of our Series A 0% Convertible Preferred Stock and 19,497,028 common stock purchase warrants to certain accredited investors with whom we had a prior relationship or who were shareholders. From this sale and the exercise of 4,599,669 outstanding warrants, we received gross proceeds of approximately $2.5 million. The warrants include (i) 6,177,084 Series F common stock purchase warrants with a price per share of $0.30 and a term of five years from the date in which the shares underlying the warrants are registered, (ii) 6,177,084 Series G common stock purchase warrants with a price per share of $0.30 and a term of eighteen months from the date in which the shares underlying the warrants are registered, (iii) 3,571,430 Series H common stock purchase warrants issued pursuant to a contractually obligated exercise of prior outstanding warrants, with a price per share of $0.30 and a term of five years from the issuance date, and (iv) 3,571,430 Series I common stock purchase warrants issued pursuant to a contractually obligated exercise of prior outstanding warrants, with a price per share of $0.30 and a term of eighteen months from the issuance date. The preferred stock has a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.15 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales for a period of 18 months from the effective date of this registration statement. In connection with the offering, we issued our placement agent 988,334 common stock purchase warrants with substantially the same terms as our Series F warrants, except that they have an expiration date of December 29, 2020.

July 2015 Offering

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

NOTE 11 — STOCK OPTIONS

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

As of December 31, 2015, our 2009 Plan authorized up to 6,000,000 shares of common stock to be reserved for issuance upon exercise of stock options or other stock-based awards, and the Company has awarded 4,945,874 stock options, and 1,054,126 shares of common stock were available for future grants under the 2009 Plan. All option awards granted under the 2009 Plan are fully vested.

Our 2007 Plan authorizes up to 6,000,000 shares of common stock to be reserved for the issuance upon exercise of stock options or other stock-based awards, subject to an annual award limitation of 1,500,000 shares. Under the 2007 Plan, vesting schedules for stock options vary, but generally vest for a period of not more than five years and at a rate of not less than 20% per year. The maximum term of an option granted under the 2007 Plan is ten years. As of December 31, 2015, the Company has awarded 4,550,821 stock options, and 2,011,679 shares of common stock were available for future grants under the 2007 Plan. The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of losses (in thousands):

	Year Ended December 31,
	2015	2014
Research and development	$45	$891
General and administrative	93	1,164
Total stock-based compensation expense	$138	$2,055

As of December 31, 2015, there was $36,000 of total unrecognized compensation cost related to non-vested stock options which vest over time, and is expected to be recognized over a weighted-average period of 0.7 of a year. As of December 31, 2014, there was $43,000 of total unrecognized compensation cost related to non-vested stock options which vest over time, and is expected to be recognized over a weighted-average period of 1.2 years.

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2013	6,050,623	$1.82
Granted	2,759,472	$1.26
Exercised	—	—
Forfeited	(125,000)	$1.50	4.0	$46

Outstanding at December 31, 2014	8,685,095	$1.62
Granted	376,600	$0.79
Forfeited	(297,500)	$2.08
Outstanding at December 31, 2015	8,764,195	$1.60	3.2	$—

Exercisable at December 31, 2015	8,657,195	$1.61	3.2	$—

During 2015 and 2014, the Company issued options to purchase 159,000 and 2,107,902 shares of common stock, respectively, to employees, and non-employee directors under the Plans. The weighted-average fair value of the options granted to employees and non-employee directors during 2015 and 2014 was estimated at $0.30 and $0.48 per share, respectively, on the date of grant.

During 2015 and 2014, the Company issued options to purchase 217,600 and 651,570 shares of common stock, respectively, to consultants under the Plan. The per-share weighted-average fair value of the options granted to consultants during 2015 and 2014 was estimated at $0.34 and $0.38, respectively, on the date of grant.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Volatility	58.4%	55.8%
Expected term (years)	3.4	3.5
Risk-free interest rate	1.0%	0.7%
Dividend yield	None	None

No options were exercised during the years ended December 31, 2015 and 2014.

NOTE 12 — WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2013	10,216,597	$2.56
Granted	11,467,847	$0.95
Forfeited	(1,786,516)	$2.85	2.8	$8.4

Outstanding at December 31, 2014	19,897,928	$1.61
Granted	28,255,221	$0.27
Exercised	(4,599,669)	$0.19
Forfeited	(1,276,035)	$3.12
Outstanding at December 31, 2015	42,277,445	$0.79	2.7	$14.6

Exercisable at December 31, 2015	42,277,445	$0.79	2.7	$14.6

During the year ended December 31, 2015, 4,599,669 warrants were exercised into an equivalent number of common shares for which we received approximately $926,000 in proceeds. During the year ended December 31, 2014, no warrants were exercised into common shares.

The following table summarizes outstanding warrants to purchase common stock as of December 31, 2015:

	Number of shares	Weighted Average Exercise price	Expiration
Issued to consultants	1,092,667	$1.80	March 2016 through November 2020
Issued pursuant to 2011 financings	1,936,785	$3.24	January 2016 through April 2016
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
Issued pursuant to 2013 financings	4,376,228	$1.97	December 2017 through August 2018
Issued pursuant to 2014 financings	10,882,678	$0.93	December 2016 through June 2019
Issued pursuant to 2015 financings	23,692,721	$0.29	January 2017 through December 2020
	42,277,445

During 2015, the Company issued warrants to consultants to purchase 300,000 at a weighted-average fair value of $0.26 per share on the date of grant. The common stock purchase warrants have exercise prices of between $0.35 and $0.65 per share, are immediately exercisable and expire on the five-year anniversary of the date of issuance. During 2015, total stock-based compensation expense of approximately $78,000, was recognized using the straight-line method in the statement of losses for warrants issued to consultants.

During 2014, the Company issued warrants to consultants to purchase 248,000 at a weighted-average fair value of $0.36 per share on the date of grant. During 2014, total stock-based compensation expense of approximately $89,000, was recognized using the straight-line method in the statement of losses for warrants issued to consultants. The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the equity-classified warrants issued for services:

	Year Ended December 31,
	2015	2014
Volatility	72.6%	51.1%
Expected term (years)	1.8	2.0
Risk-free interest rate	0.6%	0.5%
Dividend yield	None	None

In December 2015, in connection with a private placement, we issued an aggregate of 20,485,362 common stock purchase warrants, including 19,497,028 to investors; and 988,334 to placement agents. The warrants were issued with an exercise price of $0.30 per share. The Company assessed these outstanding equity-linked financial instruments and concluded that the warrants are subject to derivative accounting (see Note 8).

In July 2015, also in connection with a private placement, we issued an aggregate of 7,469,859 common stock purchase warrants, including 7,182,556 to investors; and 287,303 to placement agents. The warrants were issued with exercise prices between $0.70 and $0.80 per share.

In June 2014, in connection with a registered offering, we issued an aggregate of 10,736,722 common stock purchase warrants, including 10,409,905 issued to investors and 326,817 issued to the placement agents. The warrants were issued with exercise prices between $0.85 and $1.15 per share. In 2015, we amended 3,826,792 of the Series B and 4,163,961 of the Series C warrants in order to extend their respective term to December 31, 2016, and reduce their exercise price to $0.70 per share. Additionally, we issued 483,125 common stock purchase warrants to investors in a June 2014 private placement. The warrants have an exercise price of $1.15 per share.

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

NOTE 13 — INCOME TAXES

The Company had, subject to limitation, $32.5 million of net operating loss carryforwards at December 31, 2015, which will expire at various dates beginning in 2016 through 2026. In addition, the Company has research and development tax credits of approximately $456,000 at December 31, 2015 available to offset future taxable income, which will expire from 2028 through 2036. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $2.0 and $2.4 million for the year ended December 31, 2015 and 2014, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryover	$11,066	$9,466
Stock-based compensation	3,768	3,372
Other	(60)	—
Tax credits	456	443
Total deferred tax assets	15,230	13,281
Less: valuation allowance	(15,230)	(13,281)
Net deferred tax assets	$—	$—

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2015 and 2014 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2015	2014
Statutory federal income tax rate	-34.0%	-34.0%
Non-deductible items	0.1%	0.0%
Adjustment for R&D Credit	-0.2%	0.2%
Valuation allowance	34.1%	33.8%
Effective income tax rate	—%	—%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 14 ‒ SUBSEQUENT EVENTS

On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer (See Note 9).

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		S-1	3.02	333-208918	1/8/16

3.03	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	3.01	000-55331	12/23/15

4.03**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.04**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.05	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08**	Amended and Restated 2009 Executive		10-K	4.11	333-153829	3/29/13
	Compensation Plan amended on March 25, 2013

4.09	Form of Common Stock Purchase Warrant issued Jan - Mar 2010	10-K	4.28	333-153829	3/31/10

4.10	Form of Consultant Warrants issued in May 2010	10-Q	4.29	333-153829	5/14/10

4.11	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.12**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.13	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.14**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.15	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.16**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.17	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.18	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.19	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.20	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.21	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/16/13

4.22	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.23	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.24	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.25	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.26	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.27	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.28	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.29	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.30	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.31	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.32	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.33	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.34	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Craig Dionne Proprietary Information, Inventions And Competition Agreement	8-K	10.06	333-153829	9/09/09

10.06**	Form of Indemnification Agreement	8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.09**	Russell Richerson Proprietary Information, Inventions And Competition Agreement	8-K	10.09	333-153829	9/09/09

10.10**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.11	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

23.01	Consent of Liggett & Webb, P.A.	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	***

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	Furnished herein