Form 10-Q
period 2016-03-31
GENSPERA INC
filed 2016-05-13
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 6, 2016, the issuer had 41,762,356 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, which also includes “Risk Factors”, filed with the United States Securities and Exchange Commission or SEC, on March 30, 2016. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “GenSpera” and “registrant” refer to GenSpera, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2016), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three-month period ended March 31, 2016 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2016. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

•	attract and build a senior management team;

•	manage our business given continuing operating losses and negative cash flows;

•	obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
•	build the management, human resources and infrastructure necessary to support the growth of our business;
•	manage competitive factors and developments beyond our control;
•	manage scientific and medical developments beyond our control;
•	government the state, federal and international regulation of our business;
•	successfully complete our clinical trials of our proposed drug candidates and gain regulatory approval to market such products;
•	maintain and protect our intellectual property;
•	obtain the granting of patents based on any of our current or future patent applications;
•	obtain and maintain other rights to technology required or desirable for the conduct of our business;
•	achieve any potential strategic benefits of licensing transactions, acquisitions, or licensing of new technologies, if any; and
•	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this Quarterly Report.

In addition to the foregoing, other factors may influence our future performance including those factors discussed in the “Risk Factors” section of our 2015 Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and future prospects.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GENSPERA, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,558	$2,465
Prepaid expenses	116	114
Total current assets	1,674	2,579
Office equipment, net of accumulated depreciation of $28 and $27	11	12
Intangible assets, net of accumulated amortization of $132 and $128	80	84
Other assets	3	3
Total assets	$1,768	$2,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$941	$977
Accrued expenses	2,563	2,432
Derivative liability	639	1,177
Total current liabilities	4,143	4,586
Total liabilities	4,143	4,586

Commitments and contingencies

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 1,853 issued and outstanding, respectively	‒	‒
Common stock, par value $0.0001 per share; 150,000,000 shares authorized, 41,762,356 shares issued and outstanding, respectively	4	4
Additional paid-in capital	43,376	43,353
Accumulated deficit	(45,755)	(45,265)

Total stockholders’ deficit	(2,375)	(1,908)

Total liabilities and stockholders’ deficit	$1,768	$2,678

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Research and development	$323	$815
General and administrative	707	1,028

Total operating expenses	1,030	1,843

Loss from operations	(1,030)	(1,843)

Gain on change in fair value of derivative liability	538	‒
Interest income (expense), net	2	‒

Loss before provision for income taxes	(490)	(1,843)
Provision for income taxes	‒	‒

Net loss	$(490)	$(1,843)
Net loss per common share, basic and diluted	$(0.01)	$(0.06)

Weighted average shares outstanding	41,762,356	33,300,379

The accompanying notes are an integral part of these condensed unaudited financial statements.

GENSPERA, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(in thousands, except share and per share data)

							Accumulated
	Convertible					Additional	During the
	Preferred Stock			Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Stage	Deficit

Balance, December 31, 2015	1,853	$	‒	41,762,356	$4	$43,353	$(45,265)	$(1,908)

Stock-based compensation	‒		‒	‒	‒	23	‒	23

Net loss	‒		‒	‒	‒	‒	(490)	(490)

Balance, March 31, 2016 (unaudited)	1,853	$	‒	41,762,356	$4	$43,376	$(45,755)	$(2,375)

The accompanying notes are an integral part of these condensed financial statements.

GENSPERA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(490)	$(1,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	5
Stock-based compensation	23	110
Gain on change in fair value of derivative liability	(538)	‒
Decrease (increase) in operating assets:
Prepaid expenses	(2)	37
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	95	495
Cash used in operating activities	(907)	(1,196)

Cash flows from investing activities:
Acquisition of office equipment	‒	(4)
Cash used in investing activities	‒	(4)

Cash flows from financing activities:
Proceeds from exercise of warrants	‒	287
Cash provided by financing activities	‒	287

Net decrease in cash	(907)	(913)
Cash and cash equivalents, beginning of period	2,465	2,316
Cash and cash equivalents, end of period	$1,558	$1,403

The accompanying notes are an integral part of these condensed unaudited financial statements.

GENSPERA, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BACKGROUND

GenSpera, Inc. (“we”, “us”, “our company”, “our”, “GenSpera” or the “Company”) was formed under the laws of the State of Delaware in November 2003, and has its principal office in San Antonio, Texas. We are an early-stage, pre-revenue, pharmaceutical company focused on the discovery and development of prodrug cancer therapeutics for the treatment of solid tumors, including brain, liver, prostate and other cancers. We plan to develop a series of therapies based on our target-activated prodrug technology platform.

Our primary focus at the present time is the clinical development of our lead compound, mipsagargin (formerly referred to as G-202), a novel therapeutic agent with a unique mechanism of action. We have completed a Phase 1a/1b dose escalation, safety, tolerability and dose refinement study of mipsagargin, in which we treated a total of 44 patients, including two patients with hepatocellular carcinoma (HCC), or liver cancer, who experienced prolonged stabilization of disease up to eleven months after initiation of treatment.

In addition, we have completed a Phase II clinical trial of mipsagargin in patients with liver cancer, in which twenty-five patients were treated. In May 2015, we received a final clinical study report. We consider the study outcome to be positive, with 63% of treated patients having stable disease at two (2) months, and with a median time to progression of 4.5 months.

In the first quarter of 2014, we entered into a collaborative arrangement to conduct a Phase II clinical trial entitled, “An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma.” In May 2015, we announced that based on preliminary data obtained in the first stage of the trial, we were expanding the trial to a potential 34 patients. In September 2015, we announced interim Phase II data from 11 patients with glioblastoma which demonstrated potential clinical benefit in a subset of patients with high levels of PSMA expression in the primary tumor. As of May 6, 2016, we have treated twenty-two patients in the trial.

We have also opened enrollment for our Phase II prostate clinical trial titled, G-202-005: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate, and as of May 6, 2016 we have enrolled one patient. While we believe that the data from these trials appear promising, the outcome of our ongoing or future trials may ultimately be unsuccessful.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have an accumulated deficit of $45.8 million as of March 31, 2016. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at March 31, 2016 was $1.6 million, representing 88% of our total assets. Based upon our current expected level of operating expenditures, we expect to be able to fund our operations for the next three to six months. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms acceptable to us.

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

Our auditors’ report issued in connection with our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past September 2016. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

We incurred research and development expenses of approximately $0.3 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2016 and 2015, as they would be anti-dilutive:

	Three months ended March 31,
	2016	2015
Shares underlying options outstanding	9,058,195	8,853,695
Shares underlying warrants outstanding	40,898,168	19,401,382
Shares underlying convertible preferred stock outstanding	12,354,167	─
Shares underlying convertible notes outstanding	─	272,514
	62,310,530	28,527,591

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

The derivative liability consists of our convertible preferred stock with anti-dilution provisions, and related warrants. The Company uses the Black-Scholes option pricing model to value its derivative liability which incorporate the Company’s stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for convertible preferred stock with anti-dilution provisions, and related warrants, as of March 31, 2016. The table below summarizes the fair values of our financial liabilities as of March 31, 2016 (in thousands):

	Fair Value at March 31,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3

Derivative liability	$639	$—	$—	$639

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

March 31, 2016
Balance at beginning of year	$1,177
Additions to derivative instruments	─
Gain on change in fair value of derivative liability	(538)
Balance at end of year	$639

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.

In February 2016, the FASB issued FASB ASU 2016-02, “Leases (Topic 842)”. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee would be required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In August 2014, the FASB issued Accounting Standards Update ASU 2014-15 “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments contained in this update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. We are currently assessing the impact of the adoption of ASU 2014-15, and we have not yet determined the effect of the standard on our ongoing financial reporting.

There are various other recently issued updates, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

There was no cash paid for interest and income taxes for the three months ended March 31, 2016 and 2015.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued compensation and benefits	$2,204	$2,134
Accrued research and development	147	152
Accrued other	212	146
Total accrued expenses	$2,563	$2,432

NOTE 6 – DERIVATIVE LIABILITY

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

During the three months ended March 31, 2016, we recorded a gain of $0.5 million related to the change in fair value of the derivative liability during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

2016
Volatility	68%
Expected term (years)	15 months
Risk-free interest rate	0.63%
Dividend yield	None

As of March 31, 2016, the derivative liability recognized in the financial statements as was approximately $0.6 million.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer. Dr. Dionne’s notice of termination alleges that such termination was for “Good Reason” as a result of a purported material change in his authority, functions, duties and responsibilities as chief executive officer. In the event that termination was for “Good Reason”, Dr. Dionne would be entitled to certain severance payments as well as other benefits. His notice of termination, in additional to requesting such severance, also requests the payment of Dr. Dionne’s annual and long term bonus for 2014 and 2015. On April 11, 2016, we received a letter from Dr. Dionne demanding approximately $2.3 million as a result of the foregoing.

The Company vigorously disputes that the termination of his employment was for “Good Reason,” as that term is defined in his employment agreement and under applicable law. This matter is at the early stages. While no litigation is pending at this time, there can be no assurance that this matter will be resolved in such a manner as to avoid litigation. Accordingly, the Company is unable at this time to predict the outcome of this matter, and any views formed as to the viability of these claims or the costs to the Company which could result may change from time to time as the matter proceeds through its course.

NOTE 8 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

In September 2015, our board of directors approved amending our certificate of incorporation to effect a reverse stock split, subject to shareholder approval, at a ratio of not less than one-for-two (1 for 2), and not more than one-for thirty (1 for 30). On November 13, 2015, our shareholders approved the reverse stock split. As of March 31, 2016, the Company had not determined the degree, if any, of a potential reverse stock split.

During the three months ended March 31, 2016, no warrants were exercised into common shares. During the three months ended March 31, 2015, 337,169 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds.

NOTE 9 – STOCK OPTIONS

Our 2009 Executive Compensation Plan (“2009 Plan”) and our 2007 Equity Compensation Plan (“2007 Plan”) allow for the issuance of up to 6,000,000 shares of common stock each, or 12,000,000 in the aggregate. Collectively, the 2009 Plan and 2007 Plan are referred to as “the Plans.”

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of operations for the three months ended March 31, 2016 and 2015 was as follows:

	Three months ended March 31,
	2016	2015

Research and development	$5	$10
General and administrative	18	25
	$23	$35

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	8,764,195	$1.60
Granted	358,000	$0.16
Forfeited	(64,000)	$1.90
Outstanding at March 31, 2016	9,058,195	$1.54	3.0	$—

Exercisable at March 31, 2016	8,755,445	$1.58	3.0	$—

As of March 31, 2016, there was approximately $39,000 of total unrecognized compensation cost related to non-vested stock options which vest over a weighted-average period of approximately one year. As of March 31, 2016, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options.

During the three months ended March 31, 2016, we issued options to purchase 53,000 shares of common stock to non-employee directors under the Plans. Additionally, we issued options to purchase 305,000 shares of common stock to consultants and advisors. During the three months ended March 31, 2015, we issued options to purchase 53,000 shares of common stock to non-employee directors, respectively, under the Plans. Additionally, we issued options to purchase 192,600 shares of common stock to consultants and advisors. The weighted-average fair value of the options granted during 2016 and 2015 was estimated at $0.07 and $0.34 per share, respectively, on the date of grant. During the three months ended March 31, 2016 and 2015, no options were exercised.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Volatility	76.0%	56.6%
Expected term (years)	2.7	3.7
Risk-free interest rate	1.1%	1.0%
Dividend yield	0%	0%

NOTE 10 – WARRANTS

In December 2015, in connection with a private placement, we issued an aggregate of 20,485,362 common stock purchase warrants, including 19,497,028 to investors; and 988,334 to placement agents. The warrants were issued with an exercise price of $0.30 per share. The Company assessed these outstanding equity-linked financial instruments and concluded that the warrants are subject to derivative accounting (see Note 6).

Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	42,277,445	$0.79
Forfeited	(1,379,277)	$3.30
Outstanding at March 31, 2016	40,898,168	$0.71	2.6	$—

Exercisable at March 31, 2016	40,898,168	$0.71	2.6	$—

During the three months ended March 31, 2016, no warrants were exercised. During the three months ended March 31, 2015, 337,169 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds. The following table summarizes outstanding common stock purchase warrants as of March 31, 2016:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	932,000	$1.54	May 2016 through November 2020
Issued pursuant to 2011 financings	718,175	$3.15	April 2016
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
Issued pursuant to 2013 financings	4,376,228	$1.97	December 2017 through August 2018
Issued pursuant to 2014 financings	10,882,678	$0.82	December 2016 through June 2019
Issued pursuant to 2014 financings	23,692,721	$0.21	January 2017 through December 2020
	40,898,168

During the three months ended March 31, 2016, no warrants were issued to consultants. During the three months ended March 31, 2015, we issued warrants to consultants to purchase 150,000 shares of common stock as compensation for business and advisory services. The common stock purchase warrants have an exercise price of $0.65 per share, are immediately exercisable and expire on the five-year anniversary of the date of issuance. The per share weighted-average fair value of the warrants granted to consultants during 2015 was estimated at $0.32 per share on the date of grant.

Total stock-based compensation expense of approximately $0 and $48,000 was recognized for warrants and included in the statement of operations for the three months ended March 31, 2016 and 2015, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, capital raising, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.

Company Overview

Business

We are an early-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors including brain, liver, prostate and other cancers. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful, plant-derived cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current chemotherapy treatments. Our lead drug candidate, mipsagargin, is currently undergoing Phase II clinical evaluation in glioblastoma and prostate patients.

Our major focus for the next twelve to eighteen months is the (i) ongoing Phase II clinical trial in patients with glioblastoma, (ii) development of a clinical protocol for our next clinical trial, which we anticipate will be a randomized study, (iii) ongoing business development discussions with potential development partners, (iv) prioritization of our next thapsigargin prodrug development candidate, and (v) building a senior management team. Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our business plan, our priority is the continuation and completion of our ongoing Phase II clinical study in glioblastoma patients.

In January 2015, we presented preliminary results from our Phase II study of mipsagargin in liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the study outcome to be positive, with 63% of treated patients having stable disease at two (2) months, and with a median time to progression of 4.5 months. Additionally, the trial showed that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications. We plan to develop subsequent randomized studies to further develop mipsagargin, preferably with a development partner, with a goal of seeking approval from the United States Food and Drug Administration, or FDA, for marketing or licensing mipsagargin to a pharmaceutical company. Although data from our completed trials appear promising, the outcomes of our ongoing or future trials may ultimately be unsuccessful.

In the first quarter of 2014, we entered into a collaborative arrangement to conduct a Phase II clinical trial entitled, “An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma.” In May 2015, we announced that based on preliminary data obtained in the first stage of the trial, we were expanding the trial to a potential 34 patients. In September 2015 we announced interim Phase II data from 11 patients with glioblastoma with demonstrated clinical benefit in a subset of patients with high levels of PSMA expression in the primary tumor. As of May 6, 2016, we have treated twenty-two patients in the trial.

We have opened enrollment for our Phase II pilot study for patents with prostate cancer, and as of May 6, 2016 have enrolled one patient. While we believe that the data from our trials appear promising, the outcome of our ongoing or future trials may ultimately be unsuccessful.

Recent Developments

•	We initiated a Phase II clinical pilot study in patients with prostate cancer via a collaborative agreement with a single site in the U.S., in which no patients have been enrolled as of May 6, 2016.

•	We engaged FLG Partners, LLC, and its partner Chris Lowe, to provide strategic advice to further complement the Company’s efforts to strengthen its corporate and clinical development, including alignment of the Company’s long term-goals to optimize the clinical and regulatory development of mipsagargin, implement cost-efficient processes and advise on business development and funding initiatives.

•	In March 2016, Craig A. Dionne, Ph.D., resigned as GenSpera’s Chairman of the Board and as a Director, and submitted a notice of termination as GenSpera’s CEO and CFO, all effective immediately. Peter E. Grebow Ph.D., a GenSpera Director, was been appointed Interim Chairman, and Russell Richerson Ph.D., GenSpera’s Chief Operating Officer and Secretary, was named Interim Principal Executive Officer and Principal Accounting Officer.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not marketed, distributed or sold any products. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and, as of March 31, 2016, we had an accumulated deficit of approximately $45.8 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at March 31, 2016 was approximately $1.6 million, representing 88% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next three to six months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2015 Annual Report on Form 10-K.

Social Media Channels

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

Result of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended March 31, 2016 and 2015, and we do not anticipate generating any revenues during 2016. Net losses for the three months ending March 31, 2016 and 2015 were approximately $0.5 million and $1.8 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.0 million and $1.8 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended March 31,		Change in 2016 versus 2015
	2016	2015	$	%
	(amount in thousands)
Operating Expenses
Research and development	$323	$815	$(492)	(60)%
General and administrative	707	1,028	(321)	(31)%
Total operating expenses	$1,030	$1,843	$(813)	(44)%

Research and Development Expenses

Research and development expenses totaled approximately $0.3 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of approximately $0.5 million, or 60%, for the three months ended March 31, 2016 compared to the same period in 2016 was primarily due to a decrease in clinical trial expense due to completion of our Phase II clinical trial in liver cancer. Additionally, manufacturing expense decreased from prior year as a result as sponsored research incurred in prior year related to creating a sustainable source of high quality thapsigargin, as well as a decrease in legal expenses as we resolved our outstanding patent litigation.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.7 and $1.0 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of approximately $320,000, or 31%, for the three months ended March 31, 2016 compared to the same period in 2015, was primarily as a result of a decrease from prior year in corporate communication and business development costs, as we reduced consultant costs related to investor and public relations initiatives for the company. Additionally, compensation costs decreased as a result of the resignation of our CEO, and the company no longer accruing related bonuses.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income totaled approximately $540,000 and $0 for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,			Change in 2016 Versus 2015
	2016	2015		$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$538	$	─	$538	100%
Interest income (expense), net	2		─	2	100%
Total other income (expense)	$540	$	─	$540	100%

Gain on change in fair value of derivative liability

There was a gain as a result of a change in the fair value of our derivative liability of approximately $538,000 during the three months ended March 31, 2016 compared to no gain or loss during the three months ended March 31, 2015. The change in the fair value of our derivative liability from the prior year was the result of our private placement in December 2015, where we issued convertible preferred stock with 18-month anti-dilutive features and warrants. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Interest income (expense)

We had no net interest income as interest income offset interest expense in 2015, compared to net interest income of approximately $2,000 for the three months ended March 31, 2016, respectively. The increase of $2,000 was attributable to an increase in interest earned on higher average outstanding cash balances during the period, as well as the conversion of outstanding notes payable into the company’s common stock in the prior year.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have a deficit accumulated of $45.8 million as of March 31, 2016 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of $34.9 million. Cash and cash equivalents at March 31, 2016 were $1.6 million.

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

	Three months ended March 31,		Change in 2016 versus 2015
	2016	2015	$	%
	(amount in thousands)
Cash at beginning of period	$2,465	$2,316	$149	6%
Net cash used in operating activities	(907)	(1,196)	289	24%
Net cash used in investing activities	─	(4)	4	100%
Net cash provided by financing activities	─	287	(287)	(100)%
Cash at end of period	$1,558	$1,403	$155	11%

Cash totaled approximately $1.6 million and $1.4 million as of March 31, 2016 and 2015, respectively. The increase of approximately $160,000 at March 31, 2016 compared to the same period in 2015 was primarily attributable to having $150,000 more in cash at the beginning of 2016 compared to the beginning of 2015.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.9 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. Cash used for operations declined by approximately $0.3 million, or 24%, during the three months ended March 31, 2016, compared to the same period in 2015, due to our net loss decreasing approximately $0.8 million compared to prior year as a result of a decrease in research and development related costs, as well as a decrease in general and administrative costs, as described above. This decrease in our net loss was partially offset by the gain recognized for our derivative liability during the current period.

Net Cash Provided by Investing Activities

There was no cash used in investing activities for the three months ended March 31, 2016, compared to cash used in investing activities of $4,000 for the three months ended March 31, 2015, respectively. The cash used in investing activities was due to purchases of office equipment in the prior year.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2016, compared to approximately $0.3 million provided for the three months ended March 31, 2015. The decrease of $0.3 million, or 100%, in cash provided by financing activities for the three months ended March 31, 2016 compared to 2015 is attributable to proceeds of $287,000 from the exercise of warrants in 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Operating Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2016. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of March 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2016 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as described below, as of the date of this Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and, to our knowledge, there are no material proceedings to which any of our current directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer. Dr. Dionne’s notice of termination alleges that such termination was for “Good Reason” as a result of a purported material change in his authority, functions, duties and responsibilities as chief executive officer. In the event that termination was for “Good Reason”, Dr. Dionne would be entitled to certain severance payments as well as other benefits. His notice of termination, in additional to requesting such severance, also requests the payment of Dr. Dionne’s annual and long term bonus for 2014 and 2015. On April 11, 2016, we received a letter from Dr. Dionne demanding approximately $2.3 million as a result of the foregoing.

The Company vigorously disputes that the termination of his employment was for “Good Reason,” as that term is defined in his employment agreement and under applicable law. This matter is at the early stages. While no litigation is pending at this time, there can be no assurance that this matter will be resolved in such a manner as to avoid litigation. Accordingly, the Company is unable at this time to predict the outcome of this matter, and any views formed as to the viability of these claims or the costs to the Company which could result may change from time to time as the matter proceeds through its course.

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

Our cash and cash equivalents balance at March 31, 2016 was $1.6 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations until September 2016, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

Risks Relating to Our Stage of Development and Business

If we are unable to successfully retain and integrate a new management team, our business could be harmed.

On March 16, 2016, we received the resignation of our former President, Chief Executive Officer, Chief Financial Officer and founder. Upon receipt of his resignation, we appointed Russell Richerson, our chief operating officer, as interim principal executive officer and principal accounting officer. We also commenced a search for a new chief executive officer as well as additional senior management personnel. Our success depends largely on the development and execution of our business strategy by our senior management team. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of a limited number of individuals, the loss of these members of our senior management team or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through March 31, 2016, we have raised approximately $34.9 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $45.8 million. Our net losses for the two most recent fiscal years ended December 31, 2015 and 2014 were $5.9 million and $7.0 million, respectively. Our net loss for the three months ended March 31, 2016, was approximately $0.5 million. None of our products in development have received approval from the FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. Currently, our only product candidate in clinical development is mipsagargin, which: (i) has completed a single arm Phase II clinical trial in liver cancer, (ii) is being tested in a Phase II clinical trial in glioblastoma patients, and (iii) we have commenced enrollment in a Phase II pilot study in prostate cancer. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital includes the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

Raising capital may be difficult as a result of our history of losses and limited management and operating history in our current stage of development.

When making investment decisions, investors typically look at a company’s earnings and historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our history of losses and relatively limited management and operating history in our current stage of development makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are acceptable. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

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

We believe that we can satisfy our needs for the clinical development of mipsagargin, through completion of Phase III clinical studies and early commercialization from Thapsia garganica that grows naturally in the wild. In the event mipsagargin is approved for commercial marketing and is widely adopted by the medical community, our current supply of Thapsia garganica may not be sufficient. In order to secure sufficient quantities of Thapsia garganica, we would need to secure adequate acreage of land to cultivate and grow Thapsia garganica. We have not yet fully assessed the amount of land or other costs that would be associated with a full-scale farming operation. There can be no assurances that we will be able to secure sufficient acres of land, or the capital to purchase or lease such land, to grow sufficient quantities of Thapsia garganica to manufacture mipsagargin on a commercial scale. Our inability to secure adequate seeds could adversely impact our business.

The synthesis of 12ADT must be conducted in special facilities, which limits the locations where it may be manufactured.

We are required to manufacture the 12ADT that is to be used in our clinical trials in FDA approved facilities. There are a limited number of manufacturing facilities qualified to handle and manufacture toxic therapeutic agents and compounds. This limits the number of potential manufacturing sites for our therapeutic compounds derived from Thapsia garganica. No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for the manufacturing of our therapeutic compounds, we may not be able to complete our clinical trials and our business and future prospects would be adversely affected.

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

We rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others do not develop the same or similar technologies on their own. Additionally, research with regard to our technologies has been performed in countries outside of the United States and we also anticipate conducting future clinical trials outside the US. The laws in some of these countries may not provide protection for our trade secrets and intellectual property. We have taken steps, including entering into confidentiality agreements with our employees, consultants, service providers, and potential strategic partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us are our property. However, these agreements may not be honored, including in foreign countries in which we conduct research, and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

We are conducting Phase II clinical trials in patients with glioblastoma and prostate cancer, and we anticipate commencing additional clinical trials in the future. The initiation, continuation and/or completion of these trials are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

If users of our proposed products are unable to obtain adequate reimbursement from third-party payors, market acceptance of our proposed products may be limited and we may not achieve revenues or profits.

The continuing efforts of governments, insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability as well as the future revenues and profitability of our potential customers, suppliers and collaborative partners in addition to the availability of capital. In other words, our ability to commercialize our proposed products depends in large part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations, products and related treatments are obtained by the health care providers of these products and treatments. At this time, we cannot predict the precise impact that recently adopted or future laws will have on these reimbursement levels.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ with broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2016, we have issued and outstanding 41,762,356 shares of common stock and 74,637,693 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities. As of March 31, 2016, we have issued and outstanding 1,853 shares of Series A 0% convertible preferred stock. Accordingly, we are entitled to issue up to 33,599,951 additional shares of common stock, and 29,998,147 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of March 31, 2016, we had 41,762,356 shares of common stock and 1,853 shares of Series A 0% Convertible Preferred Stock issued and outstanding. Substantially all of the common shares and common shares underlying the preferred shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of March 31, 2016, we had reserved for issuance (i) 16,060,417 shares of our common stock issuable upon the conversion of 1,853 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 Offering; (ii) 46,747,276 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $0.71 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 Offering; and (iii) 9,058,195 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.54 per share. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer. Dr. Dionne’s notice of termination alleges that such termination was for “Good Reason” as a result of a purported material change in his authority, functions, duties and responsibilities as chief executive officer. On April 11, 2016, we received a letter from Dr. Dionne demanding approximately $2.3 million as a result of the foregoing. The Company disputes such claims, and does not believe Dr. Dionne had “Good Reason” to terminate his employment. However, in the event of litigation, the outcome of such litigation, as well as the costs associated therewith, could have a material adverse effect on our operations. For a further discussion of this matter, please see the section of this quarterly report entitled “Legal Proceedings.”

We may be required to make significant payments to our sole employee in the event his employment with us is terminated or if we experience a change of control.

We are a party to employment agreements with our sole employee. In the event we terminate his employment, we experience a change in control or, in certain cases, if such executive terminates his employment with us, such executive will be entitled to receive certain severance and related payments. Additionally, in such instance, certain securities held by such employee will become immediately vested and exercisable. Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and, accordingly, our ability to execute our business plan which could have a materially adverse effect to our business. Also, these provisions may discourage potential takeover attempts that could be beneficial to our stockholders.

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

Recent Sale of Unregistered Securities

The following information is given with regard to unregistered securities sold since January 1, 2016. No securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

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

GENSPERA, INC.

Date: May 13, 2016	/s/ Russell B. Richerson
Interim Chief Executive Officer
(Interim Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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

34

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

35

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