Form 10-Q
period 2016-06-30
Inspyr Therapeutics, Inc.
filed 2016-08-15
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55331

Inspyr Therapeutics, INC.

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

As of August 5, 2016, the issuer had 41,762,356 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, which also includes “Risk Factors”, filed with the United States Securities and Exchange Commission or SEC on March 30, 2016. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2016), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares”, when referring to our shares of preferred stock outstanding, refers to our $0.0001 par value Series A 0% Convertible Preferred Stock.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and six-month period ended June 30, 2016 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2016. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

•	attract and build a senior management team;
•	manage our business given continuing operating losses and negative cash flows;
•	obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
•	build the management, human resources and infrastructure necessary to support the growth of our business;
•	manage competitive factors and developments beyond our control;
•	manage scientific and medical developments which may be beyond our control;
•	manage the governmental regulation of our business including state, federal and international laws;
•	successfully complete the clinical trials of our proposed drug candidates and gain regulatory approval to market such products;
•	maintain and protect our intellectual property;
•	obtain patents based on our current and/or future patent applications;
•	obtain and maintain other rights to technology required or desirable for the conduct of our business;
•	achieve any potential strategic benefits of licensing transactions, collaborations, acquisitions, or in-licensing of new technologies, if any; and
•	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this Quarterly Report.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Inspyr Therapeutics, Inc. (Formerly GENSPERA, INC.)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$926	$2,465
Prepaid expenses	68	114
Total current assets	994	2,579
Office equipment, net of accumulated depreciation of $29 and $27	10	12
Intangible assets, net of accumulated amortization of $136 and $128	76	84
Other assets	3	3
Total assets	$1,083	$2,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$828	$977
Accrued expenses	2,683	2,432
Derivative liability	422	1,177
Total current liabilities	3,933	4,586
Total liabilities	3,933	4,586

Commitments and contingencies

Stockholders’ deficit:

Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 1,853 issued and outstanding, respectively	‒	‒
Common stock, par value $0.0001 per share; 150,000,000 shares authorized, 41,762,356 shares issued and outstanding, respectively	4	4
Additional paid-in capital	43,391	43,353
Accumulated deficit	(46,245)	(45,265)

Total stockholders’ deficit	(2,850)	(1,908)

Total liabilities and stockholders’ deficit	$1,083	$2,678

The accompanying notes are an integral part of these condensed financial statements.

Inspyr Therapeutics, Inc. (Formerly GENSPERA, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$323	$610	$646	$1,425
General and administrative	384	921	1,091	1,949

Total operating expenses	707	1,531	1,737	3,374

Loss from operations	(707)	(1,531)	(1,737)	(3,374)

Gain on change in fair value of derivative liability	217	‒	755	‒
Interest income (expense), net	‒	(1)	2	(1)

Loss before provision for income taxes	(490)	(1,532)	(980)	(3,375)
Provision for income taxes	‒	‒	‒	‒

Net loss	$(490)	$(1,532)	$(980)	$(3,375)

Net loss per common share, basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.10)

Weighted average shares outstanding	41,762,356	33,548,366	41,762,356	33,425,058

The accompanying notes are an integral part of these condensed unaudited financial statements.

Inspyr Therapeutics, Inc. (Formerly GENSPERA, INC.)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(in thousands, except share and per share data)

							Accumulated
	Convertible					Additional	During the
	Preferred Stock			Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Stage	Deficit
Balance, December 31, 2015	1,853	$	‒	41,762,356	$4	$43,353	$(45,265)	$(1,908)

Stock-based compensation	‒		‒	‒	‒	38	‒	38

Net loss	‒		‒	‒	‒	‒	(980)	(980)

Balance, June 30, 2016 (unaudited)	1,853	$	‒	41,762,356	$4	$43,391	$(46,245)	$(2,850)

The accompanying notes are an integral part of these condensed financial statements.

Inspyr Therapeutics, Inc. (Formerly GENSPERA, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(980)	$(3,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	10
Stock-based compensation	38	165
Gain on change in fair value of derivative liability	(755)	‒
Decrease (increase) in operating assets:
Prepaid expenses	46	116
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	101	606
Cash used in operating activities	(1,539)	(2,478)

Cash flows from investing activities:
Acquisition of office equipment	‒	(4)
Cash used in investing activities	‒	(4)

Cash flows from financing activities:
Proceeds from exercise of warrants	‒	287
Cash provided by financing activities	‒	287

Net decrease in cash	(1,539)	(2,195)
Cash and cash equivalents, beginning of period	2,465	2,316
Cash and cash equivalents, end of period	$926	$121

The accompanying notes are an integral part of these condensed unaudited financial statements.

Inspyr Therapeutics, Inc. (Formerly GENSPERA, INC.)

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

Effective August 1, 2016, pursuant to a certificate of amendment to our amended and restated certificate of incorporation, we changed our corporate name from GenSpera, Inc. to Inspyr Therapeutics, Inc. Effective August 1, 2016, our common stock ceased trading under the symbol “GNSZ” and began trading under the symbol NSPX on August 2, 2016.

Our primary focus at the present time is the clinical development of our lead compound, mipsagargin (formerly referred to as G-202), a novel therapeutic agent with a unique mechanism of action. We have completed a Phase 1a/1b dose escalation, safety, tolerability and dose refinement study of mipsagargin, in which we treated a total of 44 patients, including two patients with hepatocellular carcinoma (HCC), or liver cancer, who experienced prolonged stabilization of disease of up to eleven months after initiation of treatment.

In addition, we have completed an open label single arm Phase II clinical trial of mipsagargin in subjects with liver cancer, in which twenty-five patients were treated. In May 2015, we received a final clinical study report, and consider the results of the study to be positive, with 63% of treated patients having stable disease at two (2) months and a median time to progression of 4.5 months.

In the first quarter of 2014, we entered into a collaborative arrangement to conduct a Phase II clinical trial entitled, “G-202-004:An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma.” In May 2015, we announced that based on preliminary data obtained in the first stage of the trial, we were expanding the trial to a potential 34 patients. In September 2015, we announced interim data from 11 patients with glioblastoma which demonstrated potential clinical benefit in a subset of patients with high levels of PSMA expression in the primary tumor. As of July 22, 2016, we have treated twenty-five subjects in the trial.

In the second quarter of 2016, we initiated a Phase II clinical pilot study in patients with prostate cancer entitled, “G-202-005: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate”, via a collaborative agreement with a single site in the U.S., in which one patient has been enrolled as of July 22, 2016.

In the second quarter of 2016, we opened enrollment for a Phase II clinical pilot study in patients with clear cell renal cell carcinoma entitled, “G-202-006: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 in Patients with Clear Cell Renal Cell Carcinoma that Expresses PSMA”, via a collaborative agreement with a single site in the U.S. As of July 22, 2016, one patient has been enrolled.

While we believe that the data from the completed trials appear promising, the outcome of our ongoing or future trials may ultimately be unsuccessful.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have an accumulated deficit of $46.2 million as of June 30, 2016. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at June 30, 2016 was $0.9 million, representing 85% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next three to six months. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

We incurred research and development expenses of approximately $0.3 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. We incurred research and development expenses of approximately $0.6 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of June 30, 2016 and 2015, as they would be anti-dilutive:

	Six months ended June 30,
	2016	2015
Shares underlying options outstanding	5,615,123	8,926,695
Shares underlying warrants outstanding	40,088,993	18,549,724
Shares underlying convertible preferred stock outstanding	12,354,167	─
Shares underlying convertible notes outstanding	─	274,713
	58,058,283	27,751,132

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

Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to December 25, 2015 are classified as derivative liabilities. The Company values these derivative liabilities using the Black-Scholes option pricing model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for convertible preferred stock with anti-dilution provisions, and related warrants, as of June 30, 2016. The table below summarizes the fair values of our financial liabilities as of June 30, 2016 (in thousands):

	Fair Value at	Fair Value Measurement Using
	June 30, 2016	Level 1	Level 2	Level 3

Derivative liability	$422	$—	$—	$422

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

June 30, 2016
Balance at beginning of year	$1,177
Additions to derivative instruments	─
Gain on change in fair value of derivative liability	(755)
Balance at end of year	$422

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

Determining the appropriate fair value of stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based compensation grant/award and the volatility of our stock price. We use the Black-Scholes option-pricing model to value our stock option awards which incorporates our stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

There was no cash paid for interest and income taxes for the six months ended June 30, 2016 and 2015.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation and benefits	$2,317	$2,134
Accrued research and development	155	152
Accrued other	211	146
Total accrued expenses	$2,683	$2,432

NOTE 6 – DERIVATIVE LIABILITY

We account for equity-linked financial instruments, such as our convertible preferred stock, and our common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the respective agreement. Equity-linked financial instruments are accounted for as derivative liabilities, in accordance with ASC Topic 815 – Derivatives and Hedging, if the instrument allows for cash settlement or provide for modification of the exercise price in the event subsequent sales of our common stock are at a lower price per share than the then-current warrant exercise price. Additionally, financial instruments are classified as derivative liabilities if, as a result of the anti-dilution protection, there is no limit on the number of shares that may be subsequently issued and we conclude there are not adequate authorized shares available to provide for subsequent issuances. We classify derivative liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

In December 2015, we issued shares of convertible preferred stock which contain anti-dilution protection for subsequent equity sales which occur within 18 months, and related warrants. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that this series of preferred stock, and related warrants, is subject to derivative accounting. The fair value of these shares are classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations.

During the six months ended June 30, 2016, we recorded a gain of $0.8 million related to the change in fair value of the derivative liability during the period. For purpose of determining the fair market value of the derivative liability, the Company used the Black Scholes option pricing model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

2016
Volatility	68%
Expected term (years)	12 months
Risk-free interest rate	0.48%
Dividend yield	None

As of June 30, 2016, the derivative liability recognized in the financial statements was approximately $0.4 million.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer. Dr. Dionne’s notice of termination alleges that such termination was for “Good Reason” as a result of a purported material change in his authority, functions, duties and responsibilities as chief executive officer. In the event that termination was for “Good Reason”, Dr. Dionne would be entitled to certain severance payments as well as other benefits. His notice of termination, in addition to requesting such severance, also requests the payment of Dr. Dionne’s annual and long term bonus for 2014 and 2015. On April 11, 2016, we received a letter from Dr. Dionne demanding approximately $2.3 million as a result of the foregoing.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

In September 2015, our board of directors approved amending our certificate of incorporation to effect a reverse stock split, subject to shareholder approval, at a ratio of not less than one-for-two (1 for 2), and not more than one-for thirty (1 for 30). On November 15, 2015, our shareholders approved the reverse stock split. As of June 30, 2016, the Company had not determined the degree, if any, of a potential reverse stock split.

During the six months ended June 30, 2016, no warrants were exercised into common shares. During the six months ended June 30, 2015, 337,169 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds.

NOTE 9 – STOCK OPTIONS

Our 2009 Executive Compensation Plan (“2009 Plan”) and our 2007 Equity Compensation Plan (“2007 Plan”) each allow for the issuance of up to 6,000,000 shares of common stock, or 12,000,000 in the aggregate. Collectively, the 2009 Plan and 2007 Plan are referred to as “the Plans.”

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of operations for the six months ended June 30, 2016 and 2015 was as follows:

	Six months ended June 30,
	2016	2015

Research and development	$10	$22
General and administrative	28	50
	$38	$72

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	8,764,195	$1.60
Granted	411,000	$0.15
Expired	(144,000)	$1.87
Forfeited	(3,416,072)	$1.76
Outstanding at June 30, 2016	5,615,123	$1.39	2.9	$—

Exercisable at June 30, 2016	5,359,123	$1.44	2.9	$—

As of June 30, 2016, there was approximately $30,000 of total unrecognized compensation cost related to non-vested stock options which vest over a weighted-average period of approximately six months. As of June 30, 2016, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options.

During the six months ended June 30, 2016, we issued options to purchase 106,000 shares of common stock to non-employee directors under the Plans pursuant to our non-employee director compensation policy. Additionally, we issued options to purchase 305,000 shares of common stock to consultants and advisors. During the six months ended June 30, 2015, we issued options to purchase 106,000 shares of common stock to non-employee directors, respectively, under the Plans pursuant to our non-employee director compensation policy. Additionally, we issued options to purchase 212,600 shares of common stock to consultants and advisors. The weighted-average fair value of the options granted during 2016 and 2015 was estimated at $0.07 and $0.33 per share, respectively, on the date of grant. During the six months ended June 30, 2016 and 2015, no options were exercised.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
Volatility	76.3%	57.7%
Expected term (years)	2.8	3.5
Risk-free interest rate	1.1%	1.0%
Dividend yield	0%	0%

NOTE 10 – WARRANTS

In December 2015, in connection with a private placement of our securities, we issued an aggregate of 20,485,362 common stock purchase warrants, including 19,497,028 to investors; and 988,334 to placement agents. The warrants were issued with an exercise price of $0.30 per share. The Company assessed these outstanding equity-linked financial instruments and concluded that the warrants are subject to derivative accounting (see Note 6). Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	42,277,445	$0.79
Forfeited	(2,188,452)	$3.24
Outstanding at June 30, 2016	40,088,993	$0.66	2.4	$—

Exercisable at June 30, 2016	40,088,993	$0.66	2.4	$—

During the six months ended June 30, 2016, no warrants were exercised. During the six months ended June 30, 2015, 337,169 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds. The following table summarizes outstanding common stock purchase warrants as of June 30, 2016:

	Number of shares	Weighted- average exercise price	Expiration

Issued to consultants	841,000	$1.36	August 2016 through November 2020
Issued pursuant to 2012 financings	296,366	$3.00	December 2017
Issued pursuant to 2013 financings	4,376,228	$1.97	December 2017 through August 2018
Issued pursuant to 2014 financings	10,882,678	$0.82	December 2016 through June 2019
Issued pursuant to 2014 financings	23,692,721	$0.29	January 2017 through December 2020
	40,088,993

During the six months ended June 30, 2016, no warrants were issued to consultants. During the six months ended June 30, 2015, we issued warrants to consultants to purchase 225,000 shares of common stock as compensation for business and advisory services. The common stock purchase warrants have an exercise price of $0.65 per share, are immediately exercisable and expire on the five-year anniversary of the date of issuance. The per share weighted-average fair value of the warrants granted to consultants during 2015 was estimated at $0.30 per share on the date of grant.

Total stock-based compensation expense of approximately $0 and $67,000 was recognized for warrants and included in the statement of operations for the six months ended June 30, 2016 and 2015, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On July 17, 2016, our board of directors adopted the GenSpera, Inc. Inducement Award Stock Option Plan. The plan is to be used in connection with the recruiting and inducement of senior management and employees. We did not seek approval of the plan by our stockholders. Pursuant to the plan, we may grant stock options for up to a total of 9,000,000 shares of common stock to new employees.

Effective August 1, 2016, the Company initiated its corporate reorganization plan by changing its name from GenSpera, Inc. to Inspyr Therapeutics, Inc. and changing its ticker symbol from GNSZ to NSPX.

On August 2, 2016, and August 8, 2016, respectively, we entered into employment agreements with Christopher Lowe and Ronald Shazer to serve as our chief executive officer and chief medical officer, respectively. In conjunction with the employment agreement of Christopher Lowe, we issued Mr. Lowe 2,164,661 common stock purchase options. The options have a term of 7 years and an exercise price of $0.145 per share. In conjunction with the employment agreement of Ronald Shazer, we issued Dr. Shazer 974,097 common stock purchase options. The options have a term of 7 years and an exercise price of $0.15 per share. Both options were granted pursuant to our Inducement Award Stock Option Plan.

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

Company Overview

Business

We are an early-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors including brain, liver, prostate and other cancers. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful, plant-derived cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current chemotherapy treatments. Our lead drug candidate, mipsagargin, is currently undergoing open label single arm Phase II clinical trials in patients with glioblastoma, prostate and renal cancer.

Our major focus for the next twelve to eighteen months is the (i) building a senior management team, (ii) ongoing clinical trials of mipsagargin, (iii) development of a clinical protocol for our next clinical trial, which we anticipate will be a randomized study, (iv) ongoing business development discussions with potential development partners, and (v) prioritization of our next thapsigargin prodrug development candidate. Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our business plan, our priority is the continuation and completion of our ongoing Phase II clinical study in glioblastoma patients.

In January 2015, we presented preliminary results from our Phase II study of mipsagargin in liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the results of the study to be positive, with 63% of treated patients having stable disease at two (2) months, and a median time to progression of 4.5 months. Additionally, the trial showed that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications. We plan to develop subsequent randomized studies to further develop mipsagargin, preferably with a development partner, with a goal of seeking approval from the United States Food and Drug Administration, or FDA, for marketing or licensing mipsagargin to a pharmaceutical company. While data from our completed trials appear promising, the outcomes of our ongoing or future trials may ultimately be unsuccessful.

In the first quarter of 2014, we entered into a collaborative arrangement to conduct a Phase II clinical trial entitled, “G-202-004: An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma.” In May 2015, we announced that based on preliminary data obtained in the first stage of the trial, we were expanding the trial to a potential 34 patients. In September 2015 we announced interim Phase II data from 11 patients with glioblastoma with demonstrated clinical benefit in a subset of patients with high levels of PSMA expression in the primary tumor. As of July 22, 2016, we have treated twenty-five patients in the trial.

During the first quarter of 2016, we initiated a Phase II clinical trial pilot study in patients with prostate cancer entitled, “G-202-005: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate”, via a collaborative agreement with a single site in the U.S., in which one patient has been enrolled as of July 22, 2016.

During the second quarter of 2016, we initiated a Phase II clinical trial pilot study in patients with clear cell renal cell carcinoma entitled, “G-202-006: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 in Patients with Clear Cell Renal Cell Carcinoma that Expresses PSMA”, via a collaborative agreement with a single site in the U.S. As of July 22, 2016, one patient has been enrolled.

While we believe that the data from our pre-clinical and completed clinical studies appear promising, the outcome of our ongoing or future trials may ultimately be unsuccessful.

Recent Developments

•	Effective August 1, 2016, the Company initiated its corporate reorganization plan by changing its name from GenSpera, Inc. to Inspyr Therapeutics, Inc. and changing its ticker symbol from GNSZ to NSPX.

•	On August 2, 2016 and August 8, 2016, respectively, we entered into employment agreements with Christopher Lowe and Ronald Shazer to serve as our chief executive officer and chief medical officer, respectively.

•	In the second quarter of 2016, we initiated a Phase II clinical trial pilot study in patients with prostate cancer entitled, “G-202-005: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate”, via a collaborative agreement with a single site in the U.S., in which one patient has been enrolled as of July 22, 2016.

•	In second quarter of 2016, we initiated a Phase II clinical trial pilot study in patients with clear cell renal cell carcinoma entitled, “G-202-006: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 in Patients with Clear Cell Renal Cell Carcinoma that Expresses PSMA” via a collaborative agreement with a single site in the U.S. As of July 22, 2016, one patient has been enrolled.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and, as of June 30, 2016, we had an accumulated deficit of approximately $46.2 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at June 30, 2016 was approximately $0.9 million, representing 85% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations for the next three to six months. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

We anticipate raising additional cash through the private or public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof, to continue to fund our operations and the development of our product candidates. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source.

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

Product Development of Mipsagargin

Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the initiation, continuation and completion of our ongoing and planned Phase II clinical studies in glioblastoma. We are actively seeking a potential development and commercialization partner at both multi-national and regional levels to assist with the development of mipsagargin through clinical trials in liver cancer. Our current product development plan of mipsagargin contemplates the following major initiatives:

•	Development of a clinical protocol for our next clinical trial in glioblastoma, which we anticipate will be a randomized study.
•	Continue ongoing business development discussions with potential development partners.
•	Continue our Phase II clinical trial in patients with glioblastoma (a form of brain cancer) which is being conducted at the University of California San Diego Moores Cancer Center.
•	Continue enrollment in our Phase II clinical trial pilot studies in prostate cancer and in clear renal cell carcinoma.

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

Social Corporate Website

From time to time we may announce material, non-public information regarding Inspyr Therapeutics using the company website (www.inspyrtx.com), its investor relations website, SEC filings, press releases, public conference calls and webcasts.

Result of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended June 30, 2016 and 2015, and we do not anticipate generating any revenues during 2016. Net losses for the three months ending June 30, 2016 and 2015, were approximately $0.5 million and $1.5 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.7 million and $1.5 million during the three months ended June 30, 2016 and 2015, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended June 30,		Change in 2016 versus 2015
	2016	2015	$	%
	(amount in thousands)
Operating Expenses
Research and development	$323	$610	$(287)	(47)%
General and administrative	384	921	(537)	(58)%
Total operating expenses	$707	$1,531	$(824)	(54)%

Research and Development Expenses

Research and development expenses totaled approximately $0.3 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. The decrease of approximately $0.3 million, or 47%, for the three months ended June 30, 2016 compared to the same period in 2016 was primarily due to a decrease in clinical trial expense due to completion of our Phase II clinical trial in liver cancer. Additionally, manufacturing expense decreased from prior year as a result of sponsored research incurred in prior year related to creating a sustainable source of high quality thapsigargin, as well as a decrease in legal expenses as we resolved our outstanding patent litigation.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.4 and $0.9 million for the three months ended June 30, 2016 and 2015, respectively. The decrease of approximately $0.5 million, or 58%, for the three months ended June 30, 2016 compared to the same period in 2015, was primarily as a result of a decrease from prior year spending related to corporate communication and business development costs. Additionally, compensation costs associated with senior management decreased as a result of our former CEO ceasing employment and accordingly, the company is no longer accruing bonuses related thereto.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $217,000 and ($1,000) for the three months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,			Change in 2016 Versus 2015
	2016	2015		$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$217	$	─	$217	100%
Interest income (expense), net	─		(1)	(1)	(100)%
Total other income (expense)	$217		$(1)	$216	216%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of approximately $217,000 during the three months ended June 30, 2016 compared to no gain or loss during the three months ended June 30, 2015. The change in the fair value of our derivative liability from the prior year was the result of our private placement in December 2015, where we issued convertible preferred stock containing 18-month anti-dilutive features and warrants. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Interest income (expense)

We had no net interest income in 2016, compared to net interest expense of approximately $1,000 for the three months ended June 30, 2015, respectively. The decrease of $1,000 was attributable to a decrease in interest earned on lower average outstanding cash balances during the period, as well as the conversion of outstanding notes payable into the company’s common stock in the prior year.

Six months Ended June 30, 2016 Compared to Six months Ended June 30, 2015

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the six months ended June 30, 2016 and 2015, and we do not anticipate generating any revenues during 2016. Net losses for the six months ending June 30, 2016 and 2015, were approximately $1.0 million and $3.4 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.7 million and $3.4 million during the six months ended June 30, 2016 and 2015, respectively. The decrease in operating expenses is the result of the following factors.

	Six months ended June 30,		Change in 2016 versus 2015
	2016	2015	$	%
	(amount in thousands)
Operating Expenses
Research and development	$646	$1,425	$(779)	(55)%
General and administrative	1,091	1,949	(858)	(44)%
Total operating expenses	$1,737	$3,374	$(1,637)	(49)%

Research and Development Expenses

Research and development expenses totaled approximately $0.6 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of approximately $0.8 million, or 55%, for the six months ended June 30, 2016 compared to the same period in 2016 was primarily due to a decrease in clinical trial expense due to completion of our Phase II clinical trial in liver cancer. Additionally, manufacturing expense decreased from prior year as a result as sponsored research incurred in prior year related to creating a sustainable source of high quality thapsigargin, as well as a decrease in legal expenses as we resolved our outstanding patent litigation.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $1.1 and $1.9 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of approximately $0.8 million, or 44%, for the six months ended June 30, 2016 compared to the same period in 2015, was primarily as a result of a decrease from prior year spending on corporate communication and business development costs. Additionally, compensation costs decreased as a result of t our former CEO ceasing employment, and accordingly, the company is no longer accruing bonuses related thereto.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $757,000 and ($1,000) for the six months ended June 30, 2016 and 2015, respectively.

	Six months Ended June 30,			Change in 2016 Versus 2015
	2016	2015		$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$755	$	─	$755	100%
Interest income (expense), net	2		(1)	3	300%
Total other income (expense)	$757		$(1)	$758	100%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of approximately $755,000 during the six months ended June 30, 2016 compared to no gain or loss during the six months ended June 30, 2015. The change in the fair value of our derivative liability from the prior year was the result of our private placement in December 2015, where we issued convertible preferred stock with 18-month anti-dilutive features and warrants. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Interest income (expense)

We had net interest income of approximately $2,000 for the six months ended June 30, 2016, compared to net interest expense of $1,000 for the six months ended June 30, 2015, respectively. The increase of $2,000 was attributable to an increase in interest earned on higher average outstanding cash balances during the period, as well as the conversion of outstanding notes payable into the company’s common stock in the prior year.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have a deficit accumulated of $46.2 million as of June 30, 2016 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of $34.9 million. Cash and cash equivalents at June 30, 2016 were $0.9 million.

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations through September 2016. This assumes that we spend minimally on general operations and only continue conducting our ongoing clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Six months ended June 30,		Change in 2016 versus 2015
	2016	2015	$	%
	(amount in thousands)
Cash at beginning of period	$2,465	$2,316	$149	6%
Net cash used in operating activities	(1,539)	(2,478)	939	38%
Net cash used in investing activities	─	(4)	4	100%
Net cash provided by financing activities	─	287	(287)	(100)%
Cash at end of period	$926	$121	$805	665%

Cash totaled approximately $0.9 million and $0.1 million as of June 30, 2016 and 2015, respectively. The increase of approximately $800,000 at June 30, 2016 compared to the same period in 2015 was primarily attributable to having $150,000 more in cash at the beginning of 2016 compared to the beginning of 2015, as well as a decrease in cash used in operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1.5 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively. Cash used for operations declined by approximately $1.0 million, or 40%, during the six months ended June 30, 2016, compared to the same period in 2015, due to our net loss decreasing approximately $2.4 million compared to prior year as a result of a decrease in research and development related costs, as well as a decrease in general and administrative costs, as described above. This decrease in our net loss was partially offset by the gain recognized for our derivative liability during the current period.

Net Cash Provided by Investing Activities

There was no cash used in investing activities for the six months ended June 30, 2016, compared to cash used in investing activities of $4,000 for the six months ended June 30, 2015. The cash used in investing activities was due to purchases of office equipment in the prior year.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the six months ended June 30, 2016, compared to approximately $0.3 million provided for the six months ended June 30, 2015. The decrease of $0.3 million, or 100%, in cash provided by financing activities for the six months ended June 30, 2016 compared to 2015 is attributable to proceeds of $287,000 from the exercise of warrants in 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Operating Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of June 30, 2016. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of June 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first six months of 2016 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our cash and cash equivalents balance at June 30, 2016 was $0.9 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations until September 2016, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

On March 16, 2016, our former President, Chief Executive Officer, Chief Financial Officer and founder provided us his notice of termination thereby ceasing his employment. On August 2, 2016, we appointed Christopher Lowe as our new chief executive officer, president and principal accounting officer. On August 8, 2016, we appointed Ronald Shazer, MD, as our chief medical officer and senior vice president. We also commenced a search for additional senior management personnel. Our success depends largely on the development and execution of our business strategy by our senior management team. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of a limited number of individuals, the loss of these members of our senior management team or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event we are unsuccessful, our business and prospects could be harmed.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through June 30, 2016, we have raised approximately $34.9 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $46.2 million. Our net losses for the two most recent fiscal years ended December 31, 2015 and 2014 were $5.9 million and $7.0 million, respectively. Our net loss for the six months ended June 30, 2016, was approximately $1.0 million. None of our products in development have received approval from the FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. Currently, our only product candidate in clinical development is mipsagargin, which: (i) has completed an open label single arm Phase II clinical trial in liver cancer, (ii) is being tested in an open label single arm Phase II clinical trial in glioblastoma patients, and (iii) we have commenced enrollment in two Phase II pilot studies in both prostate and clear cell renal cancer. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital includes the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

Our product candidates are at various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval to market and sell such products. To date, we have dedicated substantially all of our efforts and financial resources to the development of mipsagargin and depend heavily on its success. We will need to devote significantly more research and development efforts, financial resources and personnel to develop commercially viable products and obtain regulatory approvals. We may encounter hurdles and unexpected issues as we proceed in the development of mipsagargin and our other product candidates. While initial data from our completed clinical trials appear promising, the outcome of the current trials is uncertain and these trials or future trials may ultimately be unsuccessful. If we fail to develop and successfully commercialize our product candidates, our business may be materially harmed and could fail.

We have only one full-time employee, a limited operating history, and may not be able to effectively operate our business.

Our limited staff and operating history means that there is a high degree of uncertainty regarding our ability to:

•	develop and commercialize our technologies and proposed products;
•	obtain regulatory approval to commence the marketing of our products;
•	identify, hire and retain the needed personnel to implement our business plan;
•	manage growth;
•	achieve market acceptance or insurance reimbursement for any of our proposed products, if successfully developed; or
•	respond to competition.

No assurances can be given as to exactly when, if at all, we will be able to fully develop, and take the necessary steps to derive any revenues from our proposed product candidates.

Raising capital may be difficult as a result of our history of losses and limited management and operating history.

When making investment decisions, investors typically look at a company’s earnings and historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our history of losses and relatively limited management and operating history in our current stage of development makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are favorable or acceptable to us. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

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

We currently have no internal manufacturing capability, and intend to rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, the failure of any of our third-party FDA regulated manufactures or suppliers to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development plans. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or secure third party suppliers for raw materials. In the event we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event could materially impact our business prospects and could delay the development of our proposed products. Moreover, we cannot give any assurance that the contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our own specifications.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize our product candidates.

Our business plan relies heavily on third party collaborators, partners, licensees, clinical research organizations, clinical investigators, vendors or other third parties to support our research and development efforts and to conduct clinical trials for our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, these third parties on a commercially reasonable basis, if at all. Additionally, to commercialize our proposed products, we intend to rely on third party licensees or the outright sale of our proposed products to pharmaceutical partner(s). If we fail to establish or maintain such third-party relationships as anticipated, out business could be adversely effected.

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

The therapeutic component of mipsagargin is derived from the seeds of the Thapsia garganica plant, which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that Thapsia garganica will continue to grow in sufficient quantities to produce a commercial supply or that the countries from which we can secure Thapsia garganica will continue to allow the collect and/or export of such seeds. The process of importing Thapsia garganica seeds is subject to U.S. import and export laws and controls. Our supply agreement with Thapsibiza, SL (our sole supplier) expires on April 6, 2017 or April 6, 2022 if extended. In the event we are no longer able to obtain these seeds in the future, we may not be able to produce our proposed drug and our business will be adversely affected.

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

The synthesis of our therapeutic compounds must be conducted in special facilities, which limits the locations where it may be manufactured.

We are required to manufacture our therapeutic compounds that are to be used in our clinical trials in FDA approved facilities. There are a limited number of manufacturing facilities qualified to handle and manufacture toxic therapeutic agents and compounds. This limits the number of potential manufacturing sites for our therapeutic compounds derived from Thapsia garganica. No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for the manufacturing of our therapeutic compounds, we may not be able to complete our clinical trials and our business and future prospects would be adversely affected.

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

The design of our clinical trials is based on many assumptions about the expected effect of our product candidate and if those assumptions are incorrect, our clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of early clinical trials. Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that may be obtained from later trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. Our products may not prove to be safe and effective in clinical trials and may not meet all regulatory requirements needed to receive regulatory approval. While data from our completed trials appear promising, the outcome of the current trials is uncertain and these trials or future trials may ultimately be unsuccessful. Our clinical trials may among other things, not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

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

Encouraging results from pre-clinical studies and our clinical trials to date should not be relied upon as evidence that our clinical trials will ultimately be successful or our product approved for marketing. Even though the results of our pre-clinical and completed clinical studies to date seem promising, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we could experience potentially significant delays in, or be required to abandon, development of that product candidate. While initial data from our completed trials appear promising, the outcome of the current trials is uncertain and these trials or future trials may ultimately be unsuccessful.

We may be unable to complete all of our planned clinical trials of mipsagargin if we do not have adequate enrollment or capital to finance the studies.

We are conducting Phase II clinical trials in patients with glioblastoma, prostate cancer and clear cell renal cancer, and we anticipate commencing additional clinical trials in the future. The initiation, continuation and/or completion of these trials are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

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

The market prices for the securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, such as ours, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

•	our ability to develop a management team;
•	the development status of our drug candidates, particularly the results of our clinical trials;
•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;
•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;
•	disputes or other developments concerning our proprietary rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;
•	additions or departures of key personnel;
•	loss of any strategic relationship;
•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;
•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
•	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;
•	regulatory developments in the United States or foreign countries; and
•	economic, political and other external factors.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors’ with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2016, we have issued and outstanding 41,762,356 shares of common stock and 73,828,518 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities. As of June 30, 2016, we have issued and outstanding 1,853 shares of Series A 0% convertible preferred stock. Accordingly, we are entitled to issue up to 34,409,126 additional shares of common stock, and 29,998,147 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of June 30, 2016, we had 41,762,356 shares of common stock and 1,853 shares of Series A 0% Convertible Preferred Stock issued and outstanding. Substantially all of the common shares and common shares underlying the preferred shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of June 30, 2016, we had reserved for issuance (i) 16,060,417 shares of our common stock issuable upon the conversion of 1,853 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 Offering; (ii) 45,938,101 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $0.66 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 Offering; and (iii) 5,615,195 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1.40 per share. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

The market for our common stock has been illiquid and our investors may be unable to sell their shares as a result.

Our common stock trades with limited volume on the OTCQB tier of the OTC Markets Group Inc. Accordingly, although a limited public market for our common stock exists, it is still relatively illiquid compared to that of a seasoned issuer. Prior to making an investment in our securities, you should consider the limited market for our common stock. No assurances can be given that the trading volume of our common stock will increase or that a liquid public market for our securities will ever materialize.

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

•	On August 2, 2016, as an inducement to Mr. Lowe’s employment, we granted an inducement option to purchase 2,164,661 shares of Common Stock. The option has a term of seven (7) years, an exercise price of $0.145 per share and vests as follows: (i) 25% of the options vest on over a one year period and (ii) 75% of the options vest upon a combination of time and achievement of milestones to be mutually agreed upon by Mr. Lowe and the Company’s board of directors.

•	On August 9, 2016, as an inducement to Dr. Shazer’s employment, we granted an inducement option to purchase 974,097 shares of Common Stock. The option has a term of seven (7) years, an exercise price of $0.15 per share and vests as follows: (i) 25% of the options vest on over a one year period and (ii) 75% of the options vest upon a combination of time and achievement of milestones to be mutually agreed upon by Dr. Shazer and the Company’s board of directors.

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

Inspyr Therapeutics, INC.

Date: August 15, 2016	/s/ Christopher Lowe
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02	Amendment to the Amended and Restated Certification of Incorporation, effective August 1, 2016		8-K	3.01	000-55331	8/02/16

3.03	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	3.01	000-55331	12/23/15

4.03**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.04**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.05	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.09	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.10	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.11	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.12**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.13	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.14**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.15	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.16**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.17	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.18	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.19	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.20	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.21	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/16/13

4.22	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.23	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.24	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.25	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.26	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.27	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.28	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.29	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.30	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.31	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.32	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.33	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.34	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.35**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.36**	Form of Inducment Award Non-Qualified Stock Option Grant	8-K	4.02	000-55331	7/20/16

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Form of Proprietary Information, Inventions And Competition Agreement		8-K	10.02	000-55331	8/5/16

10.06**	Form of Indemnification Agreement		8-K	10.07	333-153829	9/09/09

10.07**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.08**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.09**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.10	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

10.11	Christopher Lowe Employment Agreement		8-K	10.01	000-55331	8/5/16

10.12	Ronald Shazer Employment Agreement		8-K	10.01	000-55331	8/10/16

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	***

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

