Form 10-Q
period 2016-09-30
Inspyr Therapeutics, Inc.
filed 2016-11-18
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55331

INSPYR THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

31200 Via Colinas, Suite 200
Westlake Village, CA	78258
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (818) 661-6302

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

As of November 18, 2016, the issuer had 1,397,705 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, which also includes “Risk Factors”, filed with the United States Securities and Exchange Commission or SEC on March 30, 2016. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2016), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares”, when referring to our shares of preferred stock outstanding, refers to our $0.0001 par value Series A 0% Convertible Preferred Stock.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and nine-month period ended September 30, 2016 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2016. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

In addition to the foregoing, other factors may influence our future performance including those factors discussed in the “Risk Factors” section of our 2015 Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed, to reflect the occurrence of unanticipated events or otherwise, except to the extent required by federal securities laws. The risks discussed in this report should be considered in evaluating our business and prospects.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC. (FORMERLY GENSPERA, INC.)

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$330	$2,465
Prepaid expenses	131	114
Total current assets	461	2,579
Office equipment, net of accumulated depreciation of $0 and $27	4	12
Intangible assets, net of accumulated amortization of $140 and $128	72	84
Other assets	3	3
Total assets	$540	$2,678

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,097	$977
Accrued expenses	2,726	2,432
Derivative liability	756	1,177
Total current liabilities	4,579	4,586
Total liabilities	4,579	4,586

Commitments and contingencies

Stockholders’ deficit:

Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 1,853 issued and outstanding, respectively	‒	‒
Common stock, par value $0.0001 per share; 150,000,000 shares authorized, 1,392,079 shares issued and outstanding, respectively	1	1
Additional paid-in capital	43,426	43,356
Accumulated deficit	(47,466)	(45,265)

Total stockholders’ deficit	(4,039)	(1,908)

Total liabilities and stockholders’ deficit	$540	$2,678

The accompanying notes are an integral part of these condensed unaudited financial statements.

INSPYR THERAPEUTICS, INC. (FORMERLY GENSPERA, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$379	$459	$1,025	$1,885
General and administrative	509	915	1,600	2,864

Total operating expenses	888	1,374	2,625	4,749

Loss from operations	(888)	(1,374)	(2,625)	(4,749)

Gain (loss) on change in fair value of derivative liability	(334)	‒	421	‒
Interest income (expense), net	1	1	3	‒

Loss before provision for income taxes	(1,221)	(1,373)	(2,201)	(4,749)
Provision for income taxes	‒	‒	‒	‒

Net loss	$(1,221)	$(1,373)	$(2,201)	$(4,749)

Net loss per common share, basic and diluted	$(0.88)	$(1.12)	$(1.58)	$(4.12)

Weighted average shares outstanding	1,392,079	1,228,542	1,392,079	1,152,308

The accompanying notes are an integral part of these condensed unaudited financial statements.

INSPYR THERAPEUTICS, INC. (FORMERLY GENSPERA, INC.)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(in thousands, except share and per share data)

	Convertible					Additional
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	1,853	$	‒	1,392,079	$1	$43,356	$(45,265)	$(1,908)

Stock-based compensation	‒		‒	‒	‒	70	‒	70

Net loss	‒		‒	‒	‒	‒	(2,201)	(2,201)

Balance, September 30, 2016 (unaudited)	1,853	$	‒	1,392,079	$1	$43,426	$(47,466)	$(4,039)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INSPYR THERAPEUTICS, INC. (FORMERLY GENSPERA, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,201)	$(4,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	15
Stock-based compensation	70	265
Loss on sale of assets	4	‒
Gain on change in fair value of derivative liability	(421)	‒
Decrease (increase) in operating assets:
Prepaid expenses	(17)	70
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	414	779
Cash used in operating activities	(2,135)	(3,620)

Cash flows from investing activities:
Proceeds from sale of assets	4
Acquisition of office equipment	(4)	(4)
Cash used in investing activities	‒	(4)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants sold	‒	2,514
Cost of common stock and warrants sold	‒	(253)
Proceeds from exercise of warrants	‒	287
Cash provided by financing activities	‒	2,548

Net decrease in cash	(2,135)	(1,076)
Cash and cash equivalents, beginning of period	2,465	2,316
Cash and cash equivalents, end of period	$330	$1,240

The accompanying notes are an integral part of these condensed unaudited financial statements.

INSPYR THERAPEUTICS, INC. (FORMERLY GENSPERA, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BACKGROUND

Inspyr Therapeutics, Inc. (“we”, “us”, “our company”, “our”, “Inspyr” or the “Company”) was formed under the laws of the State of Delaware in November 2003, and has its principal office in Westlake Village, California. We are an early-stage, pre-revenue, pharmaceutical company focused on the discovery and development of prodrug cancer therapeutics for the treatment of solid tumors, including brain, liver, prostate and other cancers. We plan to develop a series of therapies based on our target-activated prodrug technology platform.

Effective August 1, 2016, pursuant to a certificate of amendment to our amended and restated certificate of incorporation, we changed our corporate name from GenSpera, Inc. to Inspyr Therapeutics, Inc. Effective August 1, 2016, our common stock ceased trading under the symbol “GNSZ” and began trading under the symbol NSPX on August 2, 2016.

Effective November 4, 2016 at 5:00 p.m. Eastern Time, we effected a one (1) for thirty (30) reverse stock split of our common stock. Accordingly, each of our shareholders received one (1) new share of common stock for every thirty (30) shares of common stock such shareholder held immediately prior to the effective time of the reverse split. The reverse stock split affected all of our issued and outstanding shares of common stock as well as the number of shares of common stock underlying stock options, warrants and other exercisable or convertible instruments outstanding at the effective time of the reverse split. The reverse split also has the effect of proportionately increasing the applicable conversion or exercise price of such convertible securities. The shareholders received no fractional shares and instead had every fractional share rounded up to the next whole number.

All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split as if it had taken place as of the beginning of the earliest period presented.

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

In the first quarter of 2014, we entered into a collaborative arrangement to conduct a Phase 2 clinical trial entitled, “G-202-004: An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma.” In May 2015, we announced that based on preliminary data obtained in the first stage of the trial, we were expanding the trial to a potential 34 patients. In September 2015 we announced interim Phase 2 data from 11 patients with glioblastoma with demonstrated clinical benefit in a subset of patients with high levels of PSMA expression in the primary tumor. As of October 20, 2016, we have treated twenty-six patients in the trial.

During the first quarter of 2016, we initiated a Phase II clinical trial pilot study in patients with prostate cancer entitled, “G-202-005: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate”, via a collaborative agreement with a single site in the U.S., in which one patient has been enrolled as of October 20, 2016.

During the second quarter of 2016, we initiated a Phase 2 clinical trial pilot study in patients with clear cell renal cell carcinoma entitled, “G-202-006: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 in Patients with Clear Cell Renal Cell Carcinoma that Expresses PSMA”, via a collaborative agreement with a single site in the U.S. As of October 20, 2016, two patients have been enrolled.

While we believe that the data from the completed trials appear promising, the outcome of our ongoing or future trials may ultimately be unsuccessful.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have an accumulated deficit of $47.5 million as of September 30, 2016. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at September 30, 2016 was $0.3 million, representing 61% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2016. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

Our auditors’ report issued in connection with our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past December 2016. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

We incurred research and development expenses of approximately $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. We incurred research and development expenses of approximately $1.0 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of September 30, 2016 and 2015, as they would be anti-dilutive:

	Nine months ended September 30,
	2016	2015
Shares underlying options outstanding	265,863	297,390
Shares underlying warrants outstanding	1,335,466	867,319
Shares underlying convertible preferred stock outstanding	411,806	─
Shares underlying convertible notes outstanding	─	9,231
	2,013,135	1,173,940

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for convertible preferred stock with anti-dilution provisions, and related warrants, as of September 30, 2016. The table below summarizes the fair values of our financial liabilities as of September 30, 2016 (in thousands):

	Fair Value at	Fair Value Measurement Using
	September 30, 2016	Level 1	Level 2	Level 3

Derivative liability	$756	$—	$—	$756

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

September 30, 2016
Balance at beginning of year	$1,177
Additions to derivative instruments	─
Gain on change in fair value of derivative liability	(421)
Balance at end of year	$756

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

There was no cash paid for interest and income taxes for the nine months ended September 30, 2016 and 2015.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued compensation and benefits	$2,438	$2,134
Accrued research and development	129	152
Accrued other	159	146
Total accrued expenses	$2,726	$2,432

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

In December 2015, we issued shares of convertible preferred stock which contain anti-dilution protection for subsequent equity sales which occur within 18 months, and related warrants. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that this series of preferred stock, and related warrants, is subject to derivative accounting. The fair value of these shares is classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations.

During the nine months ended September 30, 2016, we recorded a gain of $0.4 million related to the change in fair value of the derivative liability during the period. For purpose of determining the fair market value of the derivative liability, the Company used the Black Scholes option pricing model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

2016
Volatility	85%
Expected term (years)	10 months
Risk-free interest rate	0.64%
Dividend yield	None

As of September 30, 2016, the derivative liability recognized in the financial statements was approximately $0.8 million.

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

The Company vigorously disputes that the termination of his employment was for “Good Reason,” as that term is defined in his employment agreement and under applicable law. This matter is at the early stages. While no litigation is pending at this time, there can be no assurance that this matter will be resolved in such a manner as to avoid litigation. Accordingly, the Company is unable at this time to predict the outcome of this matter, and any views formed as to the viability of these claims or the costs to the Company which could result from these claims may change from time to time as the matter proceeds through its course.

NOTE 8 – CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Common Stock

In September 2015, our board of directors approved amending our certificate of incorporation to effect a reverse stock split, subject to shareholder approval, at a ratio of not less than one-for-two (1 for 2), and not more than one-for thirty (1 for 30) at the discretion of the board. On November 15, 2015, our shareholders approved the reverse stock split at the discretion of the board. Effective November 4, 2016 at 5:00 p.m. Eastern Time, the Company’s board of directors effected a one (1) for thirty (30) reverse stock split.

During the nine months ended September 30, 2016, no warrants were exercised into common shares. During the nine months ended September 30, 2015, 11,239 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds.

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

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of operations for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine months ended September 30,
	2016	2015

Research and development	$21	$28
General and administrative	49	73
	$70	$101

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	292,140	$48.00
Granted	121,759	$4.50
Expired	(32,500)	$47.10
Forfeited	(115,536)	$52.20
Outstanding at September 30, 2016	265,863	$26.40	5.3	$—

Exercisable at September 30, 2016	154,384	$42.00	2.2	$—

As of September 30, 2016, there was approximately $199,000 of total unrecognized compensation cost related to non-vested stock options which vest over a weighted-average period of approximately 1.5 years. As of September 30, 2016, there was no unrecognized compensation expense related to performance-based, non-vested employee stock options.

During the nine months ended September 30, 2016, we issued options to purchase 5,300 shares of common stock to non-employee directors under the Plans pursuant to our non-employee director compensation policy. We also issued options to purchase 104,626 shares of common stock to employees. Additionally, we issued options to purchase 11,833 shares of common stock to consultants and advisors. During the nine months ended September 30, 2015, we issued options to purchase 5,300 shares of common stock to non-employee directors, respectively, under the Plans pursuant to our non-employee director compensation policy. Additionally, we issued options to purchase 7,253 shares of common stock to consultants and advisors. The weighted-average fair value of the options granted during 2016 and 2015 was estimated at $2.10 and $9.60 per share, respectively, on the date of grant. During the nine months ended September 30, 2016 and 2015, no options were exercised.

On August 2, 2016, and August 8, 2016, respectively, we entered into employment agreements with Christopher Lowe and Ronald Shazer to serve as our chief executive officer and chief medical officer, respectively. In conjunction with the employment agreement of Christopher Lowe, we issued Mr. Lowe 72,155 common stock purchase options. The options have a term of 7 years, an exercise price of $4.35 per share and (i) 18,039 shares vest monthly over a 12-month period and (ii) the remaining 54,116 shares vest upon achievements of certain milestones and time. In conjunction with the employment agreement of Ronald Shazer, we issued Dr. Shazer 32,470 common stock purchase options. The options have a term of 7 years, an exercise price of $4.50 per share and (i) 8,118 shares vest monthly over a 12-month period and (ii) the remaining 24,352 shares vest upon achievements of certain milestones and time. Both options were granted pursuant to our Inducement Award Stock Option Plan.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
Volatility	90.9%	58.4%
Expected term (years)	1.9	3.4
Risk-free interest rate	0.76%	1.0%
Dividend yield	0%	0%

NOTE 10 – WARRANTS

In December 2015, in connection with a private placement of our securities, we issued an aggregate of 682,845 common stock purchase warrants, including 649,901 to investors; and 32,944 to placement agents. The warrants were issued with an exercise price of $9.00 per share. The Company assessed these outstanding equity-linked financial instruments and concluded that the warrants are subject to derivative accounting (see Note 6). Transactions involving our equity-classified warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015	1,409,248	$23.70
Forfeited	(73,782)	$96.90
Outstanding at September 30, 2016	1,335,466	$19.80	2.1	$—

Exercisable at September 30, 2016	1,335,466	$19.80	2.1	$—

During the nine months ended September 30, 2016, no warrants were exercised. During the nine months ended September 30, 2015, 11,239 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds. The following table summarizes outstanding common stock purchase warrants as of September 30, 2016:

	Number of shares	Weighted- average exercise price	Expiration

Issued to consultants	27,200	$40.20	December 2016 through November 2020
Issued pursuant to 2012 financings	9,879	$90.00	December 2017
Issued pursuant to 2013 financings	145,874	$59.10	December 2017 through August 2018
Issued pursuant to 2014 financings	362,756	$24.60	December 2016 through June 2019
Issued pursuant to 2014 financings	789,757	$8.70	January 2017 through December 2020
	1,335,466	19.80

During the nine months ended September 30, 2016, no warrants were issued to consultants. During the nine months ended September 30, 2015, we issued warrants to consultants to purchase 7,500 shares of common stock as compensation for business and advisory services. The common stock purchase warrants have an exercise price of $19.50 per share, are immediately exercisable and expire on the five-year anniversary of the date of issuance. The per share weighted-average fair value of the warrants granted to consultants during 2015 was estimated at $9.00 per share on the date of grant.

Total stock-based compensation expense of approximately $0 and $67,000 was recognized for warrants and included in the statement of operations for the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2015:

Volatility	72.7%
Expected term (years)	1.7
Risk-free interest rate	0.6%
Dividend yield	0%

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2016 we entered into an employment agreement with Michael Elliot to serve as our vice president of clinical operations. In conjunction with the employment agreement, we issued Mr. Elliot 18,039 common stock purchase options. The options have a term of 7 years, an exercise price of $4.20 per share and (i) 4,510 shares vest monthly over a 12-month period and (ii) the remaining 13,529 shares vest upon achievements of certain milestones and time. The options were granted pursuant to our Inducement Award Stock Option Plan.

On October 12, 2016 and October 13, 2016, respectively, in connection with the appointment of Claire M. Thom and Richard E. Buller, M.D. Ph.D to our Board of Directors, we granted each of them 2,500 common stock purchase options. The options vest on the first year anniversary of the grants. The options have a term of 5 years and exercise prices of $3.90 and $4.05 per share, respectively. The options both vest fully on November 1, 2017 provided their continued services to the Company. The options were issued as compensation for Board services to be performed in accordance with Company’s amended non-executive Board compensation policy and were granted pursuant to our 2007 Equity Compensation Plan.

Effective November 4, 2016 at 5:00 p.m. Eastern Time, we effected a one (1) for thirty (30) reverse stock split of our common stock. Accordingly, each of our shareholders received one (1) new share of common stock for every thirty (30) shares of common stock such shareholder held immediately prior to the effective time of the reverse split. The reverse stock split affected all of our issued and outstanding shares of common stock as well as the number of shares of common stock underlying stock options, warrants and other exercisable or convertible instruments outstanding at the effective time of the reverse split. The reverse split also has the effect of proportionately increasing the applicable conversion or exercise price of such convertible securities. The shareholders received no fractional shares and instead had every fractional share rounded up to the next whole number.

On November 10, 2016, the Company issued 5,556 common shares to a shareholder pursuant to the conversion of 25.00005 shares of Series A 0% Convertible Preferred Stock at a conversion price of $4.50 per common share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, capital raising, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on several assumptions and currently available information and are subject to several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements because of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows.

Company Overview

Business

We are an early-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current chemotherapy treatments. Our lead drug candidate, mipsagargin, has completed an open label single arm Phase 2 clinical trial in patients with advanced hepatocellular carcinoma (HCC) or liver cancer and is currently undergoing open label single arm Phase 2 clinical trials in patients with glioblastoma (brain cancer), prostate cancer and renal cancer.

Our major focus for the next twelve to eighteen months is the (i) development of a clinical protocol for and enrollment into our next clinical trial with single-agent mipsagargin in patients with advanced HCC, (ii) development and completion of a non-clinical study of mipsagargin in combination with Nexavar in liver tumor models (iii) development of a Phase 1b clinical protocol of mipsagargin in combination with Nexavar® in patients with Nexavar naïve HCC in anticipation of positive non-clinical data, (iv) ongoing clinical trials of mipsagargin, (v) development and completion of a non-clinical study of mipsagarin in combination with standard of care agents in orthotopic glioblastoma tumor models, (vi) ongoing business development discussions with potential development partners, and (vii) prioritization of our next prodrug development candidate. Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our business plan, our priority is the continuation and completion of our ongoing Phase 2 clinical study in glioblastoma patients and completion of the non-clinical study of mipsagargin in combination with Nexavar.

In January 2015, we presented preliminary results from our Phase 2study of mipsagargin in advanced liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the results of the study to be positive, with 42% of evaluable patients demonstrating a reduction in tumor burden, 63% of treated patients having stable disease, and a median time to progression of 4.5 months. Additionally, the trial demonstrated that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications. We plan to develop subsequent randomized studies to further develop mipsagargin, preferably with a development partner, with a goal of seeking marketing approval from the United States and European regulatory authorities or licensing mipsagargin to a pharmaceutical company. While data from our completed trials appear promising, the outcomes of our ongoing or future trials may ultimately be unsuccessful.

In the first quarter of 2014, we entered into a collaborative arrangement to conduct a Phase 2 clinical trial entitled, “G-202-004: An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma.” In May 2015, we announced that based on preliminary data obtained in the first stage of the trial, we were expanding the trial to a potential 34 patients. In September 2015 we announced interim Phase 2 data from 11 patients with glioblastoma with demonstrated clinical benefit in a subset of patients with high levels of PSMA expression in the primary tumor. As of October 20, 2016, we have treated twenty-six patients in the trial.

During the second quarter of 2016, we initiated a Phase 2 clinical trial pilot study in patients with prostate cancer entitled, “G-202-005: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate”, via a collaborative agreement with a single site in the U.S., in which one patient has been enrolled as of October 20, 2016.

During the second quarter of 2016, we initiated a Phase 2 clinical trial pilot study in patients with clear cell renal cell carcinoma entitled, “G-202-006: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 in Patients with Clear Cell Renal Cell Carcinoma that Expresses PSMA”, via a collaborative agreement with a single site in the U.S. As of October 20, 2016, two patients have been enrolled.

While we believe that the data from our nonclinical and completed clinical studies appear promising, the outcome of our ongoing or future trials may ultimately be unsuccessful.

Recent Developments

•	In October 2016, we strengthened our board of directors with the appointment of Dr. Richard Buller and Dr. Clair Thom. Both Dr. Buller and Dr. Thom bring considerable oncology and drug development experience to our board of directors.

•	In October 2016, we further enhanced our management team with the appointment of Michael Elliott as Vice President of Clinical Operations.

•	Effective August 1, 2016, the Company initiated its corporate reorganization plan by changing its name from GenSpera, Inc. to Inspyr Therapeutics, Inc. and changing its ticker symbol from GNSZ to NSPX.

•	On August 2, 2016 and August 8, 2016, respectively, we entered into employment agreements with Christopher Lowe and Ronald Shazer to serve as our chief executive officer and chief medical officer, respectively. At such time, Mr. Lowe also joined the Company’s board of directors.

•	In the second quarter of 2016, we initiated a Phase 2 clinical trial pilot study in patients with prostate cancer entitled, “G-202-005: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate”, via a collaborative agreement with a single site in the U.S., in which one patient has been enrolled as of October 20, 2016.

•	In second quarter of 2016, we initiated a Phase 2 clinical trial pilot study in patients with clear cell renal cell carcinoma entitled, “G-202-006: An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 in Patients with Clear Cell Renal Cell Carcinoma that Expresses PSMA” via a collaborative agreement with a single site in the U.S. As of October 20, 2016, two patients have been enrolled.

Product Development of Mipsagargin

Our ability to execute our product development plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our product development plan, our priority is the continuation and completion of our ongoing Phase 2 clinical study in glioblastoma and completion of the non-clinical study of mipsagargin in combination with Nexavar. We are actively seeking a potential development and commercialization partner at both multi-national and regional levels to assist with the development of mipsagargin through clinical trials in liver cancer. Our current product development plan of mipsagargin contemplates the following major initiatives:

•	Initiation of our next clinical trial in HCC.

•	Completion of a non-clinical study of mipsagargin in combination with Nexavar in liver cancer tumor models anticipated during the second quarter of 2017.

•	Development and enrollment into a Phase 1b clinical study of mipsagargin in combination with Nexavar® in patients with Nexavar naïve HCC during the first half of 2017.

•	Continue ongoing business development discussions with potential development partners.

•	Continue our Phase 2 clinical trial in patients with glioblastoma which is being conducted at the University of California San Diego Moores Cancer Center.

•	Completion of a non-clinical study of mipsagargin in combination with standard of care in orthotopic glioblastoma tumor models anticipated in mid 2017.

•	Continue enrollment in our Phase 2 clinical trial pilot studies in prostate cancer and in clear renal cell carcinoma.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and, as of September 30, 2016, we had an accumulated deficit of approximately $47.5 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at September 30, 2016 was approximately $0.3 million, representing 61% of total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2016. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the fourth quarter of 2016. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Result of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended September 30, 2016 and 2015, and we do not anticipate generating any revenues during 2016. Net losses for the three months ending September 30, 2016 and 2015, were approximately $1.2 million and $1.4 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.9 million and $1.4 million during the three months ended September 30, 2016 and 2015, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended September 30,		Change in 2016 versus 2015
	2016	2015	$	%
	(amount in thousands)
Operating Expenses
Research and development	$379	$459	$(80)	(17)%
General and administrative	509	915	(406)	(44)%
Total operating expenses	$888	$1,374	$(486)	(35)%

Research and Development Expenses

Research and development expenses totaled approximately $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. The decrease of approximately $0.08 million, or 17%, for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to a decrease in manufacturing expense as a result of sponsored research incurred in prior year related to creating a sustainable source of high quality thapsigargin, as well as a decrease in legal expenses as we resolved our outstanding patent litigation, partially offset by an increase in compensation cost related to the appointment of our chief medical officer/senior vice president in August 2016.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.5 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively. The decrease of approximately $0.4 million, or 44%, for the three months ended September 30, 2016 compared to the same period in 2015, was primarily as a result of a decrease from prior year spending related to corporate communication and business development costs. Additionally, compensation costs associated with senior management decreased as a result of our former CEO ceasing employment and accordingly, the company is no longer accruing bonuses related thereto.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately ($333,000) and 1,000 for the three months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,			Change in 2016 Versus 2015
	2016	2015		$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$(334)	$	─	$(334)	(100)%
Interest income (expense), net	1		1	─	─
Total other income (expense)	$(333)		$1	$(334)	(100)%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a loss of approximately $334,000 during the three months ended September 30, 2016 compared to no gain or loss during the three months ended September 30, 2015. The change in the fair value of our derivative liability from the prior year was the result of our private placement in December 2015, where we issued convertible preferred stock containing 18-month anti-dilutive features and warrants. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Interest income (expense)

We had net interest income of approximately $1,000 in each of the three months ended September 30, 2016 and 2015, respectively.

Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the nine months ended September 30, 2016 and 2015, and we do not anticipate generating any revenues during 2016. Net losses for the nine months ending September 30, 2016 and 2015, were approximately $2.2 million and $4.7 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $2.6 million and $4.7 million during the nine months ended September 30, 2016 and 2015, respectively. The decrease in operating expenses is the result of the following factors.

	Nine months ended September 30,		Change in 2016 versus 2015
	2016	2015	$	%
	(amount in thousands)
Operating Expenses
Research and development	$1,025	$1,885	$(860)	(46)%
General and administrative	1,600	2,864	(1,264)	(44)%
Total operating expenses	$2,625	$4,749	$(2,124)	(45)%

Research and Development Expenses

Research and development expenses totaled approximately $1.0 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of approximately $0.9 million, or 46%, for the nine months ended September 30, 2016 compared to the same period in 2016 was primarily due to a decrease in clinical trial expense due to completion of our Phase II clinical trial in liver cancer, as well as a decrease in manufacturing expense from the prior year as a result as sponsored research incurred in prior year related to creating a sustainable source of high quality thapsigargin, and a decrease in legal expenses as we resolved our outstanding patent litigation. These decreases were partially offset by an increase in compensation cost related to the appointment of our chief medical officer/senior vice president in August 2016.

Our research and development expenses consist primarily of expenditures related to manufacturing, clinical trials, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $1.6 and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of approximately $1.3 million, or 44%, for the nine months ended September 30, 2016 compared to the same period in 2015, was primarily the result of a decrease from prior year spending on corporate communication and business development costs. Additionally, compensation costs decreased as a result of our former CEO ceasing employment, and accordingly, the company is no longer accruing bonuses related thereto.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $424,000 for the nine months ended September 30, 2016, with none for the three months ended September 30, 2015.

	Nine months Ended September 30,			Change in 2016 Versus 2015
	2016	2015		$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$421	$	─	$421	100%
Interest income (expense), net	3		─	3	100%
Total other income (expense)	$424	$	─	$424	100%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of approximately $421,000 during the nine months ended September 30, 2016 compared to no gain or loss during the nine months ended September 30, 2015. The change in the fair value of our derivative liability from the prior year was the result of our private placement in December 2015, where we issued convertible preferred stock with 18-month anti-dilutive features and warrants. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Interest income (expense)

We had net interest income of approximately $3,000 for the nine months ended September 30, 2016, compared to none for the nine months ended September 30, 2015, respectively. The increase of $3,000 was attributable to an increase in interest earned on higher average outstanding cash balances during the period, as well as the conversion of outstanding notes payable into the company’s common stock in the prior year.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $47.5 million as of September 30, 2016 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of $34.9 million. Cash and cash equivalents at September 30, 2016 were $0.3 million.

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2016. This assumes that we spend minimally on general operations and only continue conducting our ongoing clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Nine months ended September 30,		Change in 2016 versus 2015
	2016	2015	$	%
	(amount in thousands)
Cash at beginning of period	$2,465	$2,316	$149	6%
Net cash used in operating activities	(2,135)	(3,620)	1,485	41%
Net cash used in investing activities	─	(4)	4	100%
Net cash provided by financing activities	─	2,548	(2,548)	(100)%
Cash at end of period	$330	$1,240	$(910)	(73)%

Cash totaled approximately $0.3 million and $1.2 million as of September 30, 2016 and 2015, respectively. The decrease of approximately $910,000 at September 30, 2016 compared to the same period in 2015 was primarily attributable to a 2015 private placement in which we raised approximately $2.2 million in net proceeds, together with proceeds of $287,000 from the exercise of warrants, with no cash provided by financing activities in 2016, partially offset by having $150,000 more in cash at the beginning of 2016 compared to the beginning of 2015, as well as a decrease in cash used in operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $2.1 million and $3.6 million for the nine months ended September 30, 2016 and 2015, respectively. Cash used for operations declined by approximately $1.5 million, or 41%, during the nine months ended September 30, 2016, compared to the same period in 2015, due to our net loss decreasing approximately $2.5 million compared to prior year as a result of a decrease in research and development related costs, as well as a decrease in general and administrative costs, as described above. This decrease in our net loss was partially offset by the gain recognized for our derivative liability during the current period.

Net Cash Provided by Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2016, compared to cash used in investing activities of $4,000 for the nine months ended September 30, 2015. The cash used in investing activities was due to purchases of office equipment in the prior year.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the nine months ended September 30, 2016, compared to approximately $2.5 million provided for the nine months ended September 30, 2015. The decrease of $2.5 million, or 100%, in cash provided by financing activities for the nine months ended September 30, 2016 compared to 2015 is attributable to a 2015 private placement in which we raised approximately $2.2 million in net proceeds, together with proceeds of $287,000 from the exercise of warrants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2016. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of September 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first nine months of 2016 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing during the fourth quarter of 2016.

Our cash and cash equivalents balance at September 30, 2016 was $0.3 million. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2016, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient financing to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed. In the event that we are not able to secure financing, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2015 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going past the fourth quarter of 2016. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

From inception through September 30, 2016, we have raised approximately $34.9 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $47.5 million. Our net losses for the two most recent fiscal years ended December 31, 2015 and 2014 were $5.9 million and $7.0 million, respectively. Our net loss for the nine months ended September 30, 2016, was approximately $1.2 million. None of our products in development have received approval from the FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. Currently, our only product candidate in clinical development is mipsagargin, which: (i) has completed an open label single arm Phase 2 clinical trial in refractory liver cancer, (ii) is being tested in an investigator lead open label single arm Phase 2 clinical trial in glioblastoma patients, and (iii) we have commenced enrollment in two Phase 2 pilot studies in prostate and clear cell renal cancer. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any revenue, the most likely sources of such additional capital includes the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We have a limited operating history as a company, and may not be able to effectively operate our business.

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

When making investment decisions, investors typically look at a company’s earnings and historical performance in evaluating the risks and operations of the business and our future prospects. Our history of losses and relatively limited management and operating history in our current stage of development makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are favorable or acceptable to us. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

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

Our business is dependent upon securing and importing sufficient quantities of seeds from the plant, Thapsia garganica , which grows in very specific locations outside of the United States.

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

We believe that we can satisfy our needs for the clinical development of mipsagargin, through completion of Phase III clinical studies and early commercialization from Thapsia garganica that grows naturally in the wild. In the event mipsagargin is approved for commercial marketing and is widely adopted by the medical community, our current supply of Thapsia garganica may not be sufficient. In order to secure sufficient quantities of Thapsia garganica , we would need to secure adequate acreage of land to cultivate and grow Thapsia garganica . We have not yet fully assessed the amount of land or other costs that would be associated with a full-scale farming operation. There can be no assurances that we will be able to secure sufficient acres of land, or the capital to purchase or lease such land, to grow sufficient quantities of Thapsia garganica to manufacture mipsagargin on a commercial scale. Our inability to secure adequate seeds could adversely impact our business.

The synthesis of our therapeutic compounds must be conducted in special facilities, which limits the locations where it may be manufactured.

We are required to manufacture our therapeutic compounds that are to be used in our clinical trials in FDA approved facilities. There are a limited number of manufacturing facilities qualified to handle and manufacture toxic therapeutic agents and compounds. This limits the number of potential manufacturing sites for our therapeutic compounds derived from Thapsia garganica . No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for the manufacturing of our therapeutic compounds, we may not be able to complete our clinical trials and our business and future prospects would be adversely affected.

Our therapeutic compounds may not be able to be manufactured profitably on a large enough scale to support commercialization.

To date, our therapeutic compounds have only been manufactured at a scale which is adequate to supply our research activities and early-stage clinical trials. There can be no assurance that the procedures currently used to manufacture our therapeutic compounds will work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient quantities for commercialization, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

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

We are conducting Phase 2 clinical trials in patients with glioblastoma, prostate cancer and clear cell renal cancer, and we anticipate commencing additional clinical trials in the future. The initiation, continuation and/or completion of these trials are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any ongoing or future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 "blank check" shares of preferred stock. Shares of our blank check preferred stock provide the board of directors' with broad authority to determine voting, dividend, conversion, and other rights. As of September 30, 2016, we have issued and outstanding 1,392,079 shares of common stock and 2,760,117 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities. As of September 30, 2016, we have issued and outstanding 1,853 shares of Series A 0% Cconvertible Ppreferred Sstock. Accordingly, we are entitled to issue up to 145,847,804 additional shares of common stock, and 29,998,147 additional shares of "blank check" preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of September 30, 2016, we had 1,392,079 shares of common stock and 1,853 shares of Series A 0% Convertible Preferred Stock issued and outstanding. Substantially all of the common shares and common shares underlying the preferred shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of September 30, 2016, we had reserved for issuance (i) 535,347 shares of our common stock issuable upon the conversion of 1,853 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 Offering; (ii) 1,530,437 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $19.80 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 Offering; and (iii) 265,863shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $26.40 per share. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

•	On August 2, 2016, as an inducement to Mr. Lowe’s employment, we granted an inducement option to purchase 72,155 shares of Common Stock. The option has a term of seven (7) years, an exercise price of $4.35 per share and vests as follows: (i) 25% of the options vest on over a one year period and (ii) 75% of the options vest upon achievements of certain milestones and time. The options were issued pursuant to our Inducement Award Stock Option Plan.

•	On August 9, 2016, as an inducement to Dr. Shazer’s employment, we granted an inducement option to purchase 32,470 shares of Common Stock. The option has a term of seven (7) years, an exercise price of $4.50 per share and vests as follows: (i) 25% of the options vest on over a one year period and (ii) 75% of the options vest upon achievements of certain milestones and time. The options were issued pursuant to our Inducement Award Stock Option Plan.

•	On October 1, 2016, as an inducement to employment for a new employee, we granted an inducement option to purchase 18,039 shares of Common Stock. The option has a term of seven (7) years, an exercise price of $4.20 per share and vests as follows: (i) 25% of the option vests monthly over 12 months, and (ii) 75% of the option vests upon the achievement of certain milestones and time. The options were issued pursuant to our Inducement Award Stock Option Plan.

•	On November 10, 2016, the Company issued 5,556 common shares to a shareholder pursuant to the conversion of 25.00005 shares of Series A 0% Convertible Preferred Stock at a conversion price of $4.50 per common share.

Use of Proceeds

On May 23, 2014, our registration statement on Form S-1 (File No. 333-194687) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 138,799 units at a public offering price of $24.00 per unit. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the Securities and Exchange Commission on May 30, 2014 pursuant to Rule 424(b).

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

INSPYR THERAPEUTICS, INC.

Date: November 18, 2016	/s/ Christopher Lowe
Christopher Lowe
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certification of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	3.01	000-55331	12/23/15

4.03**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.04**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.05	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.06	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.07	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.08**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.09	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.10	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.11	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.12**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.13	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.14**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.15	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.16**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.17	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.18	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.19	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.20	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.21	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/16/13

4.22	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.23	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.24	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.25	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.26	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.27	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.28	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.29	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.30	Form of Securities Purchase Agreement for December 2015 Private Placement		8-K	10.01	000-55331	12/23/15

4.31	Form of Registration Rights Agreement for December 2015 Private Placement		8-K	10.02	000-55331	12/23/15

4.32	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement		8-K	10.03	000-55331	12/23/15

4.33	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement		8-K	10.05	000-55331	12/23/15

4.34	Form of Amendment Agreement from December 2015 Private Placement		8-K	10.04	000-55331	12/23/15

4.35**	Inducement Stock Option Plan adopted 7/15/2016		8-K	4.01	000-55331	7/20/16

4.36**	Form of Inducement Award Non-Qualified Stock Option Grant		8-K	4.01	000-55331	7/20/16

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012		10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers		8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe Employment Agreement		8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions And Competition Agreement		8-K	10.02	000-55331	8/05/16

10.12**	Ronald Shazer Employment Agreement		8-K	10.01	000-55331	8/10/16

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	***

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein