Form 10-K
period 2016-12-31
Inspyr Therapeutics, Inc.
filed 2017-04-17
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

  or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 000-55331

INSPYR THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

31200 Via Colinas Suite 200 Westlake Village, CA	91365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 818-661-6302

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrants’ most recently completed second fiscal quarter was $134,206. As of March 31, 2017, there were 1,532,417 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INSPYR THERAPEUTICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Inspyr Therapeutics, Inc.” and “Registrant” refer to Inspyr Therapeutics, Inc. Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock and our $.0.0001 par value Series C preferred stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on November 17, 2016 as if it had taken place as of the beginning of the earliest period presented

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations), express, our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	attract, build and retain a senior management team;
•	manage our business given continuing operating losses and negative cash flows;
•	obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
•	build the infrastructure necessary to support the growth of our business;
•	manage competitive factors and developments beyond our control;
•	manage scientific and medical developments which may be beyond our control;
•	manage the governmental regulation of our business including state, federal and international laws;
•	successfully complete the clinical trials of our proposed drug candidates and gain regulatory approval to market such products;
•	maintain and protect our intellectual property;
•	obtain patents based on our current and/or future patent applications;
•	obtain and maintain other rights to technology required or desirable to conduct or expand our business;
•	achieve any potential strategic benefits of licensing transactions, collaborations, acquisitions, or in-licensing of new technologies, if any; and
•	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this annual report.

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

Overview

We are an early-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current cytotoxic chemotherapy treatments. Our lead drug candidate, mipsagargin, has completed an open label single arm Phase II clinical trial in patients with advanced hepatocellular carcinoma (HCC) or liver cancer.

Our major focus for the next twelve to eighteen months is the (i) development of a clinical protocol for and enrollment into a dose optimization trial of single-agent mipsagargin followed by a clinical trial in patients with advanced HCC, (ii) completion of the non-clinical study of mipsagargin in combination with Nexavar® in liver tumor models (iii) development of a Phase 1b clinical protocol of mipsagargin in combination with Nexavar® in patients with Nexavar® naïve HCC in anticipation of positive non-clinical data, (iv) completion of a nonclinical study of mipsagargin in combination with paclitaxel and in combination with DC101 (Cyramza surrogate antibody) in gastric cancer tumor models, (v) ongoing business development discussions with potential development partners, (vi) evaluation of mipsagargin (single agent and in combination with standard of care) in nonclinical models of other solid tumor types that express PSMA, (vii) evaluate our PSMA-peptide prodrug technology with new linkers and new payloads in non-clinical models, and (viii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field.

A review of ongoing investigator led clinical trials resulted in the discontinuation of studies to realign with our mipsagargin clinical strategy of prioritizing smaller, fast to market indications, pursuing mipsagargin combinations with standard of care, and conducting key clinical trials as company sponsored studies. Larger market indications will be pursued subsequently. The investigator led studies that were discontinued during the realignment were G202-004 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma), G202-005 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate) and G202-006 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 in Patients with Clear Cell Renal Cell Carcinoma that Expresses PSMA); all studies were closed December 2016

In January 2015, we presented preliminary results from our Phase II study of mipsagargin in advanced liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the results of the study to be positive, with 41% of evaluable patients demonstrating a reduction in tumor burden, 63% of treated patients having stable disease, and a median time to progression of 4.5 months. Additionally, the trial demonstrated that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our development strategy in other indications.

In January 2017, we announced the initiation of development programs focused on mipsagargin combination therapies with the start of the first nonclinical combination study of mipsagargin in combination with Nexavar® in HCC tumor models.

In February 2017, we announced the start of our second nonclinical combination study of mipsagargin in combination with paclitaxel in gastric cancer tumor models. In addition, the Company plans to evaluate Mipsagargin in combination with DC101 (Cyramza® surrogate antibody).

While we believe that the data from our nonclinical and completed clinical studies appear promising, the outcome of our ongoing or future studies may ultimately be unsuccessful.

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our business plan, our priority is the completion of the nonclinical studies of mipsagargin in HCC and gastric cancer and continuing business development discussions with potential development partners.

Going Concern

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, notwithstanding our recent financings, our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Recent Developments

•	On March 17, 2017, we completed the private placement of $200,000 of our securities

•	In January 2017, we further enhanced our management team with the appointments of David J. Maloney and Matthew Boxer, both of whom will serve as vice president & co-head of translational medicine.

•	On December 15, 2016, we completed the private placement of $1 million of our securities.

•	On November 17, 2016, we completed a 1:30 reverse stock split of our common stock.

•	In October 2016, we strengthened our board of directors with the appointment of Dr. Richard Buller and Dr. Clair Thom. Both Dr. Buller and Dr. Thom bring considerable oncology and drug development experience to our board of directors.

•	In October 2016, we further enhanced our management team with the appointment of Michael Elliott as Vice President of Clinical Operations.

•	Effective August 1, 2016, the Company initiated its corporate reorganization plan by changing its name from GenSpera, Inc. to Inspyr Therapeutics, Inc. and changing its ticker symbol from GNSZ to NSPX.

•	On August 2, 2016 and August 8, 2016, respectively, we entered into employment agreements with Christopher Lowe and Ronald Shazer to serve as our chief executive officer and chief medical officer, respectively. At such time, Mr. Lowe also joined the Company’s board of directors.

Product Development of Mipsagargin

Mipsagargin is a prodrug targeting the tumor vasculature that has therapeutic potential in a wide range of malignancies. However, hepatocellular carcinoma, with promising phase II study results, is our most advanced indication and our initial continued clinical focus. We are actively seeking a potential development and commercialization partner at both multi-national and regional levels to assist with the development of mipsagargin through clinical trials in liver cancer. Our current product development plan of mipsagargin contemplates the following major initiatives:

•	Initiation and completion of a clinical dose optimization study.

•	Initiation of our next clinical trial in patients with advanced HCC.

•	Completion of the nonclinical study of mipsagargin in combination with Nexavar in liver tumor models.

•	Development and enrollment into a Phase Ib clinical study of mipsagargin in combination with Nexavar® in patients with Nexavar® naïve HCC.

•	Completion of the nonclinical study of mipsagargin in combination with paclitaxel and in combination with DC101 (Cyramza surrogate antibody) in gastric cancer tumor models.

•	Continuation of ongoing business development discussions with potential development partners.

•	Continued evaluation of single agent mipsagargin and mipsagargin combinations in nonclinical and clinical studies of other PSMA expressing tumors.

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

Masking/Targeting Agent

We use peptides to mask the cytotoxin and target the tumor (masking/targeting agents). Peptides are short strings of amino-acids, the building blocks of many components found in cells. When attached to 12ADT, they have the potential to render the cytotoxin inactive and once the peptide is removed from 12ADT, the cytotoxin is active again. Our technology attempts to take advantage of the fact that the masking peptides can be removed by chemical reactors in the body called enzymes, and that the recognition of particular peptides by particular enzymes can be very specific. The peptides also make 12ADT soluble in blood. When the masking peptide is removed, 12ADT returns to its natural insoluble state and precipitates directly into nearby tumor cells.

Our Prodrug Therapies

Cancer chemotherapy involves treating patients with cytotoxic drugs (compounds or agents that are toxic to cells). Chemotherapy is often combined with surgery or radiation in the treatment of early-stage disease and it is the preferred, or only, treatment option for many forms of cancer in later stages of the disease. However, major drawbacks of cytotoxic chemotherapy include, but are not limited to:

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

Prodrug Candidate	Activating Enzyme	Target Location of Active Enzyme	Status/Developments
Mipsagargin	Prostate Specific Membrane Antigen (PSMA)	The blood vessels of most solid tumors	Completed patient enrollment in Phase II clinical trial of patients with liver cancer and presented data in January of 2015.

Orphan Drug designation in liver cancer granted.

Ongoing nonclinical study in HCC tumor models in combination with Nexavar®.

Ongoing nonclinical study in gastric cancer tumor models in combination with paclitaxel..

G-115	Prostate Specific Antigen (PSA)	Prostate cancers	Pilot toxicology completed.

Limited pre-clinical development.

G-114	Prostate Specific Antigen (PSA)	Prostate cancers	Validated efficacy in pre-clinical animal models (Johns Hopkins University).

G-301	Human glandular kallikrein 2 (hK2)	Prostate cancers	Validated efficacy in pre-clinical animal models (Johns Hopkins University).

Mipsagargin

The enzymes that we target with our prodrugs are found in very specific places within the body and within the tumors. Our lead drug candidate, mipsagargin, is activated by the enzyme Prostate Specific Membrane Antigen, or PSMA, which is found in prostate epithelial cells in the normal prostate, in prostate cancer cells, and in vascular endothelial cells (blood vessels) in most solid tumors. Thus, we expect that mipsagargin may be used in the treatment of many solid tumors. Importantly, we believe that mipsagargin may work by destroying the tumor vasculature, thus starving the tumor of required nutrients resulting in tumor death.

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

Therapeutic Opportunity for Our Drug Candidates and Market

We believe that current anti-angiogenesis drugs (drugs that disrupt the blood supply to tumors) validate the clinical approach and market potential of our drug candidate. Angiogenesis is the physiological process involving the growth of new blood vessels from pre-existing vessels and is a normal process in growth and development, as well as in wound healing. Angiogenesis is also a fundamental step in the development of tumors from a clinically insignificant size to a malignant state because no tumor can grow beyond a few millimeters in size without the nutrition and oxygenation that comes from an associated blood supply. Interrupting this process has been targeted as a point of intervention for slowing or reversing tumor growth. An example of an anti-angiogenic approach is the FDA approved drug, Avastin®, a monoclonal antibody that inhibits the activity of Vascular Endothelial Growth Factor, which is important for the growth and survival of endothelial cells. Avastin and other anti-angiogenic drugs have only a limited therapeutic effect with increased median patient survival times of only a few months. Antiangiogenic therapies target newly forming vessels but existing vasculature continues to feed the tumor. Our approach is designed to destroy both the existing and newly growing tumor vasculature, rather than just block new blood vessel formation. We anticipate that this approach will lead to a more immediate collapse of the tumor’s nutrient supply and consequently an enhanced rate and degree of tumor destruction. Additionally, there are opportunities to combine mipsagargin with anti-angiogenic agents to improve upon anti-tumor activity by targeting tumor vasculature through two different modes of action.

The table below summarizes estimates for potential U.S. target markets of PSMA expressing tumors:

	2016 Estimated Number of*
Cancer Type	New Cases	Deaths
Breast	249,000	41,000
Lung & bronchus	224,000	158,000
Prostate	180,000	26,000
Colon & rectum	134,000	49,000
Kidney	63,000	14,000
Liver & intrahepatic bile duct	39,000	27,000
Stomach	26,000	11,000
Brain & other nervous system	24,000	16,000
Ovary	22,000	14,000

Source: American Cancer Society 2016 Cancer Facts and Figures

*All numbers are approximated.

Clinical and Pre-Clinical Development Strategy

 Under the planning and direction of key personnel, we expect to continue to outsource all our nonclinical development (e.g., toxicology) and manufacturing, and the majority of our clinical development activities to contract research organizations (CROs) and contract manufacturing organizations (CMOs). Our contract CROs and CMOs are required to comply with federal, state and United States Food and Drug Administration or FDA regulations including Good Manufacturing Practices (cGMP), Good Clinical Practices (GCP), and Good Lab Practices (GLP).

We intend to conduct several clinical trials to determine the therapeutic efficacy of mipsagargin in cancer patients. We anticipate that mipsagargin will be therapeutically effective in a wide range of solid tumor types and have chosen to first evaluate the drug in liver cancer and gastric cancer.,. We believe this strategy will validate mipsagargin as a platform technology over multiple indications while at the same time diversifying the risk associated with any individual indication.

Clinical Development Summary

Indication	Status

Solid Tumors	Completed Phase I safety, tolerability and dosing refinement study.

Hepatocellular Carcinoma (liver cancer)	In 2012, we obtained clearance from the FDA to initiate our Phase II clinical trial entitled, “A Phase II, Multicenter, Single-Arm Study of G-202 as Second-Line Therapy Following Sorafenib for Adult Patients with Progressive Advanced Hepatocellular Carcinoma.” In October of 2014 we closed patient enrollment in the trial. In total, we treated 25 patients. We presented trial data at a poster session at the American Society for Clinical Oncology 2015 Gastrointestinal Cancers Symposium on January 2015 in San Francisco, CA and presented final data at the BIO International Convention 2015 held in Philadelphia, PA. in June of 2015.

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

In January 2015, we presented Phase II results that demonstrated that mipsagargin appears to be effective and is well-tolerated by HCC patients. Mipsagargin targets the enzyme prostate-specific membrane antigen (PSMA), which is highly expressed in tumor vasculature and prostate cancer cells. The Phase II study results (n=25) demonstrate that the prodrug effectively stabilizes progression of HCC by reducing blood flow within tumors while not affecting blood flow within normal tissues. Study participants experienced a median time to progression of 4.5 months, nearly twice the time demonstrated in prior studies with placebo or ineffective agents. Additionally, mipsagargin demonstrated decreased blood flow in liver tumors as measured by DCE-MRI.  We plan to develop subsequent studies to further advance mipsagargin ourselves and with a development partner with the ultimate goal of seeking regulatory approval to market our drug on a global basis. Notwithstanding that the data from our study appears promising, future trials may ultimately be unsuccessful.

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

Competition

The pharmaceutical and biotechnology industries are very competitive, fast moving and intense, and expected to be increasingly so in the future. Although we are not aware of any competitor who is developing a drug that is designed to destroy both the existing and newly growing tumor vasculature in a manner similar to our drug candidates, there are several marketed drugs and drugs in development that attack tumor-associated blood vessels to some degree. For example, Avastin ® is a marketed product that acts predominantly as an anti-angiogenic agent. Zybrestat ® is another drug in development that is described as a vascular-disrupting agent that inhibits blood flow to tumors. Nexavar ® and Sutent ® are two other approved drugs that appear to work in part through anti-angiogenic mechanisms. It is impossible to accurately ascertain how well our drugs will compete against these or other products that may be in the marketplace until we have more complete human patient data for comparison.

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

Our pipeline currently includes four drug product candidates: mipsagargin (solid tumors), G-114 (prostate cancer), G-115 (prostate cancer) and G-301 (prostate cancer). Our patent portfolio is currently composed of: 15 issued U.S. patents; 4 pending U.S. non-provisional patent applications; 1 pending Patent Cooperation Treaty, or PCT, application; and more than 30 pending applications throughout the world, including European, Japan, China and Hong Kong, among others.

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

In addition to and separate from patent protection, mipsagargin for the treatment of hepatocellular carcinoma has been granted orphan drug designation under the Orphan Drug Act of 1983, as amended, which was enacted to provide incentives to pharmaceutical companies who create treatments for rare diseases. It does so by granting seven years of exclusivity after approval of a drug in the rare disease, or "orphan" indication. During the seven-year period, the FDA may not grant marketing authorization (e.g. to a generic manufacturer) for the same drug for the orphan indication

Manufacturing and Supply

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

Employees

As of December 31, 2016 we employed four full-time individuals, three of whom are also our executive officers, all of whom hold advanced degrees. In addition, we contract with approximately 5 to 10 consultants to assist in activities related to our operations and research and development plan. In January 2017 we hired two full-time employees. On February 28, 2017, our chief operating officer resigned.

Corporate History

We were incorporated in the State of Delaware in November 2003 and our principal office is located in Westlake Village, California. On November 17, 2016, we completed a 1:30 reverse stock split of our common stock. Since our inception, we have invested a substantial portion of our efforts and financial resources in the development of mipsagargin (G-202). Mipsagargin is the only product candidate for which we have conducted clinical trials, and to date we have not marketed, distributed, or sold any products. We have generated no revenues from the sale of our product candidates and have experienced substantial net operating losses.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These materials are available on the Company’s website at www.genspera.com or on the SEC’s web site, http://www.sec.gov . You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These materials are available on the Company’s website at www.inspyrtx.com or on the SEC’s web site, http://www.sec.gov.

You may also read and copy any materials you file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet site is located at http://www.sec.gov. Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

INSPYR THERAPEUTICS

31200 Via Colinas Suite 200

Westlake Village, CA 91362

Attn: Chief Executive Officer

Tel: 818 661-6302

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing by April 30, 2017.

Since our inception, we have funded our operations through the sale of our securities. Our cash and cash equivalents balance at December 31, 2016 was $0.5 million. Although we raised approximately $850,000 in gross proceeds pursuant to our December 2016 private placement and $195,000 in gross proceeds pursuant to our March 2017 private placement, based on our current expected level of operating expenditures, we expect to only be able to fund our operations into the second quarter of 2017, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Risks Relating to Our Stage of Development and Business

Although, we have been able to secure a new executive management team, if we are unable to successfully integrate our new management team and secure additional members and employees, our business could be harmed.

On March 16, 2016, our former President, Chief Executive Officer, Chief Financial Officer and founder provided us his notice of termination thereby ceasing his employment. On August 2, 2016, we appointed Christopher Lowe as our new chief executive officer, president and principal accounting officer. On August 8, 2016, we appointed Ronald Shazer, MD, as our chief medical officer and senior vice president. Although we feel that we have been able to secure our core senior management team, we will need to continue to augment senior management as well as additional personnel to execute our business plan and grow our business. Our success depends largely on the development and execution of our business strategy by our senior management team. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of a limited number of individuals, the loss of these members of our senior management team or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event that we are unsuccessful, our business and prospects could be harmed.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through December 31, 2016, and not including our recent financing in March 2017 whereby we received gross proceeds of $195,000, we have raised approximately $35.8 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $48.8 million. Our net losses for the two most recent fiscal years ended December 31, 2016 and 2015 were $3.6 million and $5.9 million, respectively. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. Currently, our only product candidate in clinical development is mipsagargin, which: (i) has completed an open label single arm Phase II clinical trial in refractory liver cancer, and (ii) is being tested in investigator lead open label single arm Phase II clinical trials in patients with glioblastoma prostate and clear cell renal cancer. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

When making investment decisions, investors typically look at a company’s management, earnings and historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our history of losses, new senior management team and relatively limited operating history in our current stage of development makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are acceptable. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

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

We compete against numerous companies, many of which have substantially greater resources than we have. Several such competitors have research programs and/or efforts to treat the same diseases we target. Companies such as Roche, Novartis, Celgene, Merck & Co., Inc., Johnson & Johnson, and Sanofi S.A., as well as others, have substantially greater financial, research, manufacturing and marketing resources than we do. As a result, such competitors may find it easier to compete in our industry and bring competing products to market.

Risks Related to the Development and Manufacturing of Our Product Candidates

We intend to rely exclusively upon third-party FDA-regulated manufacturers and suppliers for our proposed products.

We currently have no internal manufacturing capability, and intend to rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, the failure of any of our third-party FDA regulated manufactures or suppliers to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development plans. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or secure third party suppliers for raw materials. In the event that we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event could materially impact our business prospects and could delay the development of our proposed products. Moreover, we cannot give any assurance that the contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our own specifications.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize our product candidates.

Our business plan relies heavily on third party collaborators, partners, licensees, clinical research organizations, clinical investigators, vendors or other third parties to support our research and development efforts and to conduct clinical trials for our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, these third parties on a commercially reasonable basis, if at all. Additionally, to commercialize our proposed products, we intend to rely on third party licensees or the outright sale of our proposed products to pharmaceutical partner(s). If we fail to establish or maintain such third-party relationships as anticipated, our business could be adversely effected.

We are dependent upon third parties to develop our product candidates, and such parties are, to some extent, outside of our control.

We depend upon independent contract research organizations, investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical studies. These individuals and/or entities are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If these third parties fail to devote sufficient time and resources to our programs, or if their performance is substandard, the development of our drug candidates and corresponding FDA approval could be delayed or fail entirely.

Our business is dependent upon securing and importing sufficient quantities of seeds from the Thapsia garganica plant, which plant grows in very specific locations outside of the United States.

The therapeutic component of mipsagargin, is derived from the seeds of the Thapsia garganica plant, which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that Thapsia garganica will continue to grow in sufficient quantities to produce a commercial supply or that the countries from which we can secure Thapsia garganica will continue to allow the collect and/or export of such seeds. The process of importing Thapsia garganica seeds is subject to U.S. import and export laws and controls. Our supply agreement with Thapsibiza, SL (our sole supplier) expires on April 6, 2017 or April 6, 2022 if extended. In the event that we are no longer able to obtain these seeds, we may not be able to produce our proposed drug and our business will be adversely affected.

We may be required to expend significant capital to locate, secure and finance land for the cultivation and harvesting of Thapsia garganica.

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

We rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others do not develop the same or similar technologies on their own. Additionally, research with regard to our technologies has been performed in countries outside of the United States, and we also anticipate conducting joint ventures, collaborations and future clinical trials outside the US. The laws in some of these countries may not provide protection for our trade secrets and intellectual property. We have taken steps, including entering into confidentiality agreements with our employees, consultants, service providers, and potential strategic partners to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us are our property. However, these agreements may not be honored, including in foreign countries in which we conduct research, and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may be subject to claims that our employees or consultants have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industries, we employ and hire individuals and/or entities who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these individuals, entities or that we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through expensive, lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. Our proposed products are subject to extensive regulation and/or acceptance by numerous governmental authorities in the United States, including the FDA, and authorities in other countries. Most of our proposed products will require governmental approval before they can be commercialized. Our failure to receive the regulatory approvals in the United States or foreign countries will materially impact our business.

Our proposed products may not have favorable results in clinical trials or receive regulatory approval.

Encouraging results from our pre-clinical and our clinical studies to date should not be relied upon as evidence that our clinical trials will ultimately be successful or our product approved for marketing. Even though the results of our pre-clinical and completed clinical studies to date seem promising, we will be required to demonstrate through further clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we could experience potentially significant delays in, or be required to abandon, development of that product candidate. While initial data from our completed trials appear promising, the outcome of the current trials is uncertain and these trials or future trials may ultimately be unsuccessful.

We may be unable to complete our planned clinical trials of mipsagargin if we do not have adequate enrollment or capital to finance the studies.

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

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the United States Securities and Exchange Commission, or SEC, and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, would be expected to materially increase the Company’s legal and financial compliance costs and make some activities more time-consuming and more burdensome. Presently we qualify as a non-accelerated filer. Accordingly, we are exempt from the requirements of Section 404(b) and our independent registered public accounting firm is not required to audit the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of such internal controls. In the event that we become an accelerated filer, we will be required to expend substantial capital in connection with compliance.

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

The market prices for the securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, such as ours, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

•	our ability retain and augment our current management team and workforce;
•	the development status of our drug candidates, particularly the results of our clinical trials;
•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;
•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;
•	disputes or other developments concerning our proprietary rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;
•	additions or departures of key personnel;
•	loss of any strategic relationship;
•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;
•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
•	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;
•	regulatory developments in the United States or foreign countries; and
•	economic, political and other external factors.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 "blank check" shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of March 31, 2017, we have issued and outstanding 1,532,417 shares of common stock and 16,184,928 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities. As of March 31, 2017, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 1,796.32 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 961 are outstanding and 200 shares of Series C 0% Convertible Preferred Stock, that are all outstanding. Accordingly, we are entitled to issue up to 132,282,655 additional shares of common stock, and 29,996,947 additional shares of "blank check" preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of March 31, 2017, we had 1,532,417 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 1,796.32 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 961 Series B 0% Convertible Preferred Stock outstanding and 200 shares of Series C 0% Convertible Preferred Stock issued and outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred and Series B 0% Convertible Preferred shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of March 31, 2017, we had reserved for issuance (i) 4,406,080 shares of our common stock issuable upon the conversion of 1,796.32 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 2,357,170 shares of our common stock issuable upon the conversion of 961 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 533,334 shares of our common stock issuable upon the conversion of 200 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 8,194,012 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $3.87 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering and (v) 439,879 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $7.17 per share. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

The market for our common stock has been illiquid and our investors may be unable to sell their shares.

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

Risks Related to Our Reverse Stock Split

On November 17, 2016, we completed a 1:30 reverse stock split and as a result, the liquidity of our common stock may be affected.

On November 17, 2016, we completed a 1:30 reverse stock split and as a result, the liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

The market price of our common stock may further decline.

Historically, after a reverse stock split, the market price of a company’s shares declines. On November 17, 2016 we completed a 1:30 reverse stock split. Immediately after the reverse stock split, the price of our common shares was $2.75. As of April 5, 2017, the price of our common stock had decreased to $0.44. There can be no assurance that the price of our common stock does not continue to decline.

Other Risks

We received a notice of termination from Dr. Craig Dionne, our former chief executive officer demanding certain payments pursuant to the termination of his employment agreement.

On March 16, 2016, Dr. Craig Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer. Dr. Dionne’s notice of termination alleges that such termination was for “Good Reason” as a result of a purported material change in his authority, functions, duties and responsibilities as chief executive officer. On April 11, 2016, we received a letter from Dr. Dionne demanding approximately $2.3 million as a result of the foregoing. The Company disputes such claims, and does not believe Dr. Dionne had “Good Reason” to terminate his employment. However, in the event of litigation, the outcome of such litigation, as well as the costs associated therewith, could have a material adverse effect on our operations. For a further discussion of this matter, please see the section of this annual report entitled “Legal Proceedings.”

We may be required to make significant payments to members of our management in the event their employment with us is terminated or if we experience a change of control.

We are a party to employment agreements with members of senior management that call for severance payments in the event certain conditions as further described in their respective employment agreements are met. In the event that (i) we terminate the employment of certain employees, (ii) we experience a change in control or, (ii) in certain cases, if certain employees terminate employment with us, certain of our employees will be entitled to receive certain severance and related payments. Additionally, in such instance, certain securities held by such employees shall become immediately vested and exercisable. Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and, accordingly, our ability to execute our business plan which could have a materially adverse effect to our business. Also, these provisions may discourage potential takeover attempts that could be beneficial to our stockholders.

If our management team is not effective or if we fail to attract, hire or retain qualified personnel, we may not be able to design, develop or commercialize our products successfully or manage our business.

While we have been able to secure certain core members of our management team, our anticipated growth and expansion may require the addition of new personnel and the development of additional expertise by existing management. There is intense competition for qualified personnel in such areas. Accordingly, there can be no assurances that we would be able to attract and retain the qualified personnel necessary for the successful development of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located at 31200 Via Colinas, Suite 200, Westlake Village, CA 91362. At present our employees work virtually from around the country. We currently pay no money for these facilities. We anticipate that as we execute our business plan we will establish permanent offices and relocate to another facility. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

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

Market Information

Our common shares are quoted on the OTCQB under the symbol NSPX. Although a market for our common stock exists, it is relatively illiquid. The prices reflect high and low inter-dealer bid prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The prices are adjusted to retroactively, where applicable, reflect the 1:30 reverse stock split that was effective on November 17, 2016.

Quarter Ended	High	Low
2016:
Fourth Quarter	$4.05	$0.475
Third Quarter	$4.74	$3.45
Second Quarter	$3.90	$3.30
First Quarter	$5.01	$3.30
2015:
Fourth Quarter	$13.50	$4.35
Third Quarter	$26.91	$10.59
Second Quarter	$24.60	$17.34
First Quarter	$30.60	$18.00

Holders

As of April 10, 2017, we had approximately 133 record holders of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2007 Stock Plan, as amended (1)	104,341	$34.82	89,991
Equity compensation plans not approved by security holders:
2009 Executive Compensation Plan	49,086	47.99	150,914
Inducement Stock Option Plan	115,450	$4.37	184,550
Total	268,877	$24.15	425,455

(1) Our 2007 Stock Plan, as amended, provides for the issuance of up to 50,000 common shares during any calendar year. The plan provides for the issuance of up to 200,000 common shares in the aggregate.

GenSpera 2007 Equity Compensation Plan

Our 2007 Equity Compensation Plan (“2007 Plan”) is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 50,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 200,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2016, we have granted awards under the 2007 Plan equal to approximately 171,862 shares of our common stock, and 61,853 shares have been cancelled or forfeited. Accordingly, there are 89,991 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

GenSpera 2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan, as amended (“2009 Plan”) is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2016, our 2009 Plan authorizes the issuance of up to 200,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to approximately 164,868 common shares, and 115,782 shares have been cancelled or forfeited. Accordingly, there are 150,914 shares of common stock available for future awards under the 2009 Plan.

GenSpera Inducement Award Stock Option Plan

Our Inducement Award Stock Option Plan (“Inducement Plan”) is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 300,000 shares of common stock to new employees of the Company. As of December 31, 2016, 115,450 grants have been made pursuant to the Plan. Accordingly, there are 184,550 shares of common stock available for future issuance under the Inducement Plan.

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

•

On August 2, 2016, as an inducement to Mr. Lowe’s employment, we granted an inducement option to purchase 72,155 shares of Common Stock, of which, Mr. Lowe received 64,940 options and we issued the balance of 7,216 options, in the form of a warrant, to a third party as a placement fee for Mr. Lowes employment.  The option has a term of seven (7) years, an exercise price of $4.35 per share and vests as follows: (i) 25% of the options vest monthly over a one year period and (ii) 75% of the options vest upon achievements of certain milestones and time. The options were issued pursuant to our Inducement Award Stock Option Plan.

On August 2, 2016, in connection with Mr. Lowe’s employment, we issued a warrant to a third party as a placement fee for Mr. Lowe’s employment. The warrant has substantially the same terms as the Mr. Lowe’s inducement option and vests based on the Mr. Lowe’s continued employment and the milestones contained in such inducement option.

•	On August 9, 2016, as an inducement to Dr. Shazer’s employment, we granted an inducement option to purchase 32,470 shares of Common Stock. The option has a term of seven (7) years, an exercise price of $4.50 per share and vests as follows: (i) 25% of the options vest monthly over a one year period and (ii) 75% of the options vest upon achievements of certain milestones and time. The options were issued pursuant to our Inducement Award Stock Option Plan.

•	On October 1, 2016, as an inducement to employment for a new employee, we granted an inducement option to purchase 18,039 shares of Common Stock. The option has a term of seven (7) years, an exercise price of $4.20 per share and vests as follows: (i) 25% of the option vests monthly over 12 months, and (ii) 75% of the option vests upon the achievement of certain milestones and time. The options were issued pursuant to our Inducement Award Stock Option Plan.

•	On November 10, 2016, we issued 5,556 shares of Common Stock to a shareholder pursuant to the conversion of 25.00005 shares of Series A 0% Convertible Preferred Stock at a conversion price of $4.50 per common share.

•	In December 2016, we offered and sold 1,000 units, in a private placement to certain accredited investors for gross proceeds of approximately $1 million. The Series B preferred stock has a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.75 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales and other price reset provisions. The warrants include (i) 1,333,336 Series J common stock purchase warrants with a price per share of $0.90 and a term of five years from the date of issuance, (ii) 1,333,336 Series K common stock purchase warrants with a price per share of $0.75 and a term of six months from the date of issuance, (iii) 1,333,336 Series L common stock purchase with a price per share of $0.75 and a term of six months from the date of issuance, and (iv) 133,334 placement agent warrants, with a price per share of $0.90 and a term of five years from the date of issuance. The common shares underlying the Series B preferred stock are subject to adjustment in the in the event of stock splits and dividends, subsequent equity sales, pro rata distributions and fundamental transactions. In the event that the shares underlying all of the warrants issued in the December 2016 Offering are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, fundamental transactions, and pro rata distributions. The warrants also contain anti-dilution protection and exercise price adjustments upon the occurrence of certain events

•	In January 2017, as an inducement to employment for two new employees, we granted two inducement options, each to purchase 47,955 shares of Common Stock (an aggregate of 95,910 shares). Both options have a term of seven (7) years, an exercise price of $0.55 per share and vest as follows: (i) 25% of the options vest monthly over a one year period and (ii) 75% vest monthly over the following thirty-six (36) months. The options were both issued pursuant to our Inducement Award Stock Option Plan.

•	In February 2017, we issued an aggregate of 60,000 shares of Common Stock to shareholders pursuant to the conversion of 31.8 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

•

On February 28, 2017, we issued Dr. Richerson, our former chief operating officer, a warrant to purchase 76,726 shares of Common Stock in connection with his release of claims and separation agreement. The warrant has an exercise price of $0.75 per share and a term of three and a half (3.5) years.

On February 28, 2017, in connection with Dr. Richerson’s release of claims and separation agreement, we also agreed to make any vested portion of Dr. Richerson’s outstanding options to purchase an aggregate of 64,155 shares of Common Stock, exercisable at any time during their remaining term regardless of any termination provisions contained in the equity compensation plans to which such awards were made as well as reduce the exercise price of such options to $0.75 per share.

•	In March 2017, we offered and sold 200 units, in a private placement to certain accredited investors for gross proceeds of approximately $200,000. The Series C preferred stock has a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.75 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales for a period of 12 months from the date of issuance. The warrants include (i) 266,673 Series M common stock purchase warrants with a price per share of $0.90 and a term of five years from the date of issuance, (ii) 266,673 Series N common stock purchase warrants with a price per share of $0.75 and a term of six months from the date of issuance and (iii) 266,673 Series O common stock purchase with a price per share of $0.75 and a term of six months from the date of issuance. The common shares underlying the Series C preferred stock are subject to adjustment in the in the event of stock splits and dividends, subsequent equity sales, pro rata distributions and fundamental transactions. In the event that the shares underlying all of the warrants issued in the March 2016 Offering are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, fundamental transactions, and pro rata distributions. The warrants also contain anti-dilution protection for a period of 12 months from the date of issuance.

Use of Proceeds

On May 23, 2014, our registration statement on Form S-1 (File No. 333-194687) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 4,163,961 units at a public offering price of $0.80 per unit. The information contained in the registration statement was amended pursuant to a post-effective amendment that was declared effective the By the Securities Exchange Commission on January 27, 2015. After giving effect to the reverse stock split, the units are convertible into 138,807 shares of common stock at the public offering price of $24.00 per unit. There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the Securities and Exchange Commission on May 30, 2014 pursuant to Rule 424(b).

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, pre-clinical and clinical studies, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this annual report. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this annual report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations - Analysis of our financial results comparing the year ended December 31, 2016 to the year ended December 31, 2015.

•	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

Company Overview

Business

We are an early-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current chemotherapy treatments. Our lead drug candidate, mipsagargin, has completed an open label single arm Phase II clinical trial in patients with advanced hepatocellular carcinoma (HCC) or liver cancer and is currently undergoing nonclinical combination studies in HCC and gastric cancer.

Our major focus for the next twelve to eighteen months is the (i) development of a clinical protocol for and enrollment into a dose optimization trial of single-agent mipsagargin followed by a clinical trial in patients with advanced HCC, (ii) completion of a non-clinical study of mipsagargin in combination with Nexavar® in liver tumor models (iii) development of a Phase 1b clinical protocol of mipsagargin in combination with Nexavar® in patients with Nexavar® naïve HCC in anticipation of positive non-clinical data, (iv) completion of a nonclinical study of mipsagargin in combination with paclitaxel and in combination with DC101 (Cyramza surrogate antibody) in gastric cancer tumor models, (v) ongoing business development discussions with potential development partners, and (vi) evaluation of mipsagargin (single agent and in combination with standard of care) in nonclinical models of other solid tumor types that express PSMA, vii) evaluate our PSMA-peptide prodrug technology with new linkers and new payloads in non-clinical models, and (viii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field. Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our business plan, our priority is the completion of the nonclinical combination studies of mipsagargin and continuing business development discussions with potential development partners.

In January 2015, we presented preliminary results from our Phase II study of mipsagargin in advanced liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the results of the study to be positive, with 42% of evaluable patients demonstrating a reduction in tumor burden, 63% of treated patients having stable disease, and a median time to progression of 4.5 months. Additionally, the trial demonstrated that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our clinical development strategy in other indications. We plan to develop subsequent studies to further advance mipsagargin, preferably with a development partner, with a goal of seeking marketing approval from the United States and European regulatory authorities or licensing mipsagargin to a pharmaceutical company. While data from our completed trials appear promising, the outcomes of our ongoing or future trials may ultimately be unsuccessful.

Financial

To date, we have devoted a substantially all of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and, as of December 31, 2016, we had an accumulated deficit of approximately $48.8 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at December 31, 2016 was approximately $0.5 million, representing 75% of total assets. In December of 2016 we completed a private placement of $1 million of our securities. In March of 2017 we completed an additional private placement of $200,000. Based on our current expected level of operating expenditures, we expect to be able to fund our operations, taking into account the December 2016 offering and March 2017 offering, into the second quarter of 2017. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

All of our significant accounting policies are discussed in Note 3, Summary of Critical Accounting Policies and Use of Estimates, to our financial statements, included elsewhere in this annual report. We have identified the following as our critical accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Actual results may differ from those estimates.

Cash and Equivalents - Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Research and Development Costs - Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

Stock-based Compensation - The Company measures the cost of employee services received in exchange for an equity award based on the grant-date fair value of the award. All grants under our stock-based compensation programs are accounted for at fair value and that cost is recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

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

Fair Value of Financial Instruments - Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Derivative liabilities consist of certain of our preferred stock and warrants with anti-dilution provisions, and are valued using option pricing models which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

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

Result of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2016 and 2015. We do not anticipate generating any revenues during 2017. Net loss for 2016 and 2015 were $3.6 million and $5.9 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $3.2 million and $6.1 million during 2016 and 2015, respectively.  The decrease in operating expenses is the result of the following factors.

	Year Ended		Change in 2016
	December 31,		Versus 2015
	2016	2015	$	%
	(amount in thousands)
Operating Expenses
Research and development	$1,101	$2,303	$(1,202)	(52)%
General and administrative	2,089	3,764	(1,675)	(45)
Total operating expense	$3,190	$6,067	$(2,877)	(47)%

Research and Development

Research and development expenses totaled $1.1 million and $2.3 million for the years ended 2016 and 2015, respectively. The decrease of $1.2 million, or 52%, in 2016 compared to 2015 was attributable to a number of factors, including a decline in costs related to manufacturing of approximately $0.3 million from prior year due to process development projects incurred in the prior year. Additionally, clinical trial expense decreased by approximately $0.4million in the current year due to our Phase II clinical trial closing enrollment to new patients during the prior year. Compensation and related costs declined by approximately $0.2 million, primarily as a result of no longer accruing bonuses, and legal costs declined by approximately $0.3 million.

Our research and development expenses consist primarily of expenditures related to toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

General and Administrative

General and administrative expenses totaled $2.1 million and $3.8 million during 2016 and 2015, respectively. The decrease of approximately $1.7 million, or 45%, in 2016 compared to 2015 was primarily the result of a decrease from prior year spending on corporate communication and business development costs. Additionally, compensation costs decreased as a result of our former CEO ceasing employment, and the company is no longer accruing bonuses related to his employment.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $365,000 of expense and $181,000 of income for 2016 and 2015, respectively.

	Year Ended		Change in 2016
	December 31,		Versus 2015
	2016	2015	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$2,523	$181	$2,342	1,293%
Interest income (expense), net	(2,888)	—	(2,888))	(100)%
Total other income (expense)	$(365)	$181	$(546)	(302)%

(Loss) gain on change in fair value of derivative liability

There was a gain on change in fair value of our derivative liability of approximately $2.5 million during the year ended December 31, 2016 compared to a gain of $181,000 during the year ended December 31, 2015. The change in the fair value of our derivative liability from the prior year was the result of our private placements in December 2015 and 2016, where we issued convertible preferred stock and warrants with anti-dilutive features. Refer to Note 8 in our Financial Statements for further discussion on our derivative liability.

Interest income (expense)

We had 2.9 million net interest expense in 2016, compared to no interest income or expense in 2015. The increase of $2.9 million was attributable to changes in the value of our derivative instruments due to modifications as well as new derivative instruments with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $48.8 million as of December 31, 2016 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2016, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of $35.9 million. Cash and cash equivalents at December 31, 2016 were $0.5 million.

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. In 2016, we completed financings resulting in gross proceeds of approximately $0.85 million. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the second quarter of 2017. This assumes that we spend minimally on general operations and only continue conducting our ongoing clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Year Ended
	Ended December 31,
	2016	2015
	(amounts in thousands)
Cash at beginning of period	$2,465	$2,316
Net cash used in operating activities	(2,733)	(4,633)
Net cash used in investing activities	—	(4)
Net cash provided by financing activities	815	4,786
Cash at end of period	$547	$2,465

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.7 million and $4.6 million during 2016 and 2015, respectively. The decrease of $1.9 million in cash used during 2016 compared to 2015 was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $2.7 million, partially offset by a decrease of $0.8 million in our change in prepaid expenses and accrued liabilities.

Net Cash Used in Investing Activities

Cash used in investing activities was $0 and $4,000 for 2016 and 2015, respectively. The cash used in investing activities was due to purchases of office equipment in 2015.

Net Cash Provided by Financing Activities

During 2016, we received net proceeds of $0.8 million from the sales of our securities and the exercise of warrants, compared to $4.8 million during 2015 in net proceeds from the sales of our securities in a registered offering and a private placement. We are actively seeking sources of financing to fund our continued operations and research and development programs.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Accounting Officer (who is also our Principal Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2016 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management, including the Company’s Principal Executive Officer and Principal Accounting Officer (who is also our Principal Executive Officer), does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The names of our directors and executive officers and their ages, positions, and biographies as of December 31, 2016, are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected, except in the case of death, resignation, or removal. On February 28, 2017, Russell Richerson, PhD, resigned as chief operating.

Name	Position	Age	Position Since
Executive Directors
Christopher Lowe	Chief Executive Officer, Chief Financial Officer, President and Director	46	08/2016
Russell Richerson, PhD	Chief Operating Officer and Secretary	65	11/2003
Ronald Shazer, MD, MBA	Chief Medical Officer and Senior Vice President	49	08/2016

Independent Directors
Peter E. Grebow, PhD	Director (Chairman)	70	05/2012
Bo Jesper Hansen, MD, PhD	Director	58	08/2010
Scott V. Ogilvie	Director	62	03/2008
Richard Buller, MD, PhD	Director	67	10/2016
Claire Thom, Pharm.D.	Director	61	10/2016

Christopher Lowe, serves as our Chief Executive Officer, Chief Financial Officer, President and a member of the Board of Directors. Mr. Lowe has over 15 years of senior management experience as President, Chief Business Officer and Chief Financial Officer of various private and public life sciences, medical technology and technology companies. Mr. Lowe has served as a partner of FLG Partners, LLC, a CFO consulting, services and board advisory firm since January 2014. Prior to that, Mr. Lowe was an independent consultant to life science companies. From February 2014 to until May 2014, Mr. Lowe served as interim Chief Executive Officer of Hansen Medical, Inc. (Nasdaq - HNSN). Mr. Lowe also served as Chief Financial Officer of Hansen Medical from June 2014 until its sale to Auris Surgical Robotics, Inc. in July 2016. Prior to that, Mr. Lowe served as Vice President, Administration and Chief Financial Officer of Anthera Pharmaceuticals, Inc. (Nasdaq – ANTH), a drug development company, from November 2007 through June 2013, and additionally served as its Chief Business Officer from January 2011 until June 2013. Mr. Lowe served as Vice President, Finance and Administration of Asthmatx, Inc., a medical device company, from September 2005 to December 2005 and as its Chief Financial Officer from January 2006 to November 2007. Mr. Lowe served as a member of the board of directors of Hansen Medical, Inc. (HNSN) from September 2006 until its sale in July 2016. Mr. Lowe also has served as a member of the board of directors of Pacific Pharmaceuticals, Inc., a private company from 2010 until 2014 and Career Closet, Inc., a non-profit private corporation from 2009 until 2014. Mr. Lowe holds a B.S. from California Polytechnic State University, San Luis Obispo and an M.B.A. from Saint Mary’s University, Texas. In evaluating Mr. Lowe’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations, including his experience in building biopharmaceutical organizations, his strong business development background and his past experience and relationships in life sciences companies.

Russell Richerson, PhD served as our Chief Operations Officer and Secretary until his resignation on February 28, 2017. Dr. Richerson has over 26 years of experience in the biotechnology/diagnostics industry, including 11 years at Abbott Laboratories in numerous management roles. Most recently, he has served as Vice President of Diagnostic Research and Development at Prometheus Laboratories (2001 - 2004) and then as Chief Operating Officer of the Molecular Profiling Institute (2005 - 2008). Dr. Richerson also served as Vice President of Operations of International Genomics Consortium (IGC) from 2005 to 2008. Between August of 2011 and March of 2015, Dr. Richerson served on the IGC board of directors. Dr. Richerson received his BS in 1974 from Louisiana State University, Baton Rouge, Louisiana and his PhD in 1983 from the University of Texas at Austin.

Ronald Shazer, MD, MBA, serves as our Chief Medical Officer and Senior Vice President. Dr. Shazer most recently served as Chief Medical Officer of Tracon Pharmaceuticals, Inc. (Nasdaq – TCON), from October 2015 until August 2016. Prior to that, Dr. Shazer was Senior Director, Clinical Lead Oncology at Pfizer, Inc. (NYSE – PFE) from September 2013 to September 2015. From August 2011 to August 2013, Dr. Shazer was Director, Clinical Research Oncology at Bristol-Myers Squibb (NYSE – BMY).  From December 2010 to August 2011 Dr. Shazer was Head of Clinical Development at Arena Pharmaceuticals, Inc. (Nasdaq – ARNA) and Director of Clinical Development from February 2009 to December 2010. From March 2007 to January 2009, Dr. Shazer was Director, Clinical Research at Exelixis, Inc. (Nasdaq – EXEL). Prior to that, Dr. Shazer held academic positions in the Department of Medicine at the University of California, San Diego, University of California, Los Angeles School of Medicine, and Cedars-Sinai Medical Center. Dr. Shazer earned his B.A. in Economics from the University of California, San Diego, and his M.D. from the New York Medical College, and M.B.A from the Anderson School of Management, University of California, Los Angeles. He completed his residency in internal medicine at Cedars-Sinai Medical Center in 2004.

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

Bo Jesper Hansen, MD, PhD joined our board in August of 2010. From January of 2010 until May 2016, Dr. Hansen was the Executive Chairman of the Board of Swedish Orphan Biovitrum AB (NASDAQ OMX, STO: SOBI), an international growth company specializing in the development, registration, marketing and distribution of pharmaceutical drugs for rare and life-threatening diseases. Dr. Hansen held the position since January 2010 as a result of the merger of Swedish Orphan International AB Group and Biovitrum. Prior to the merger, Dr. Hansen served in numerous positions with Swedish Orphan International AB Group, including, being co-founder, and from 1998 to 2010, CEO, President and Director of the Board. Dr. Hansen’s responsibilities at the company include establishment, development and expansion of the company’s operations in Europe, Japan, the Americas and Australia. Dr. Hansen holds a Doctor of Medicine degree from the University of Copenhagen with a specialty in urology. Dr. Hansen is Chairman of Karolinska Development AB (NASDAQ OMX, STO: KDEV), and Laborie Inc.; and also serves on the boards of CMC AB, Orphazyme ApS, Newron (SIX; NWRN), and Ablynx NV (ABLX). Dr. Hansen previously served on the boards of Onxeo SA and TopoTarget A/S (EURONEXT, PA: ONXEONASDAQ OMX:TOPO) until August of 2014, and on Hyperion Therapeutics until the acquisition by Horizon in 2015. In evaluating Dr. Hansen’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations, including his experience in building biopharmaceutical organizations, his strong business development background and experience with mergers and acquisitions and his past experience and relationships in the biopharma and biotech fields.

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

Richard Buller, MD, PhD joined our board in October 2016. Dr. Buller has over 25 years of experience leading the development of novel oncology products, resulting in 15 regulatory submissions for 8 oncology drug products as well as 2 premarketing approvals for companion diagnostics. Dr. Buller most recently served as vice president and head of clinical development oncology for Pfizer Inc. (NYSE: PFE) from January 2013 until July 2016. Prior to that, Dr. Buller served as vice president and interim head of late stage clinical development at Pfizer from August 2012 until January 2013. Prior to that, Dr. Buller served as Vice President of Translational Oncology from December 2009 to January 2013 at Pfizer.  Previously, he was Vice President, Translational Medicine for Exelixis, Inc. (NASDAQ: EXEL) and was a member of the Joint Development Committees with partners Bristol Myers Squibb (NYSE: BMY) and Sanofi Aventis.  Earlier, he was Director, Oncology Medicine Development Center at GlaxoSmithKline (NYSE: GSK). Dr. Buller also has 13 years of direct experience in clinical and laboratory oncology research, holding positions of increasing responsibility including 10 years as Division Director of Gynecologic Oncology at the University of Iowa Hospitals and Clinics.  Dr. Buller was awarded a Doctor of Medicine from Baylor College of Medicine, with honors.  He earned a Bachelor of Science from the University of California Los Angeles (UCLA), graduating summa cum laude with honors in chemistry, where he was selected to receive the 2016 UCLA Chemistry and Biochemistry Alumni Award. In evaluating Dr. Buller’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations, including his demonstrated leadership in his field, his knowledge of scientific and medical matters affecting our business and his understanding of our industry.

Claire Thom, Pharm.D. joined our board in October 2016.  Dr. Thom has two decades of experience in the pharmaceutical industry, with responsibilities including drug development, new product planning, and marketing.  Most recently, from July 2013 until June 2016, Dr. Thom was the Senior Vice President Global Therapeutic Head for Oncology at Astellas Pharma (TOKYO: ALPMY).  At Astellas, she developed and supervised the implementation of the company’s oncology strategy. In addition, she was appointed to serve on the Board of Directors for Agensys, a fully-owned subsidiary of Astellas. Prior to her roles at Astellas, Dr. Thom served as Senior Vice President of Portfolio Management, Drug Development Management and Strategic Business Operations at Millennium Pharmaceuticals, the Takeda Oncology Company, (TOKYO: TKPYY) from August 2008 until January 2013. Prior to her assignment at Millennium, she held several positions of increasing responsibility at Takeda to become the company’s Oncology Franchise Leader. Earlier, she worked at G.D. Searle and began her career as a clinical pharmacist. Ms. Thom was awarded a Doctor of Pharmacy and a Bachelor of Pharmacy, both with honors, from the University of Illinois.  In evaluating Dr. Thom’s specific experience, qualifications, attributes and skills in connection with her appointment to our board, we took into account her knowledge of scientific matters affecting our business and her understanding of our industry.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Diversity of Board of Directors

We do not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Nominating and Corporate Governance Committee strives to nominate Directors with a variety of complementary skills so that, as a group, the board of directors will possess the appropriate talent, skills, and expertise to oversee our businesses.

Code of Ethics

We have adopted a "Code of Ethics” that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code can be viewed on our website at www.inspyrtx.com.

Independent Directors

For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rule 5605(a)(2). Pursuant to the definition, the Company has determined that Drs. Grebow, Hansen, Buller and Thom and Mr. Ogilvie qualify as independent.

Committees

The board of directors has established three standing committees: (1) an Audit Committee, (2) a Nominating and Corporate Governance Committee, and (3) a Leadership Development and Compensation Committee. Each of the committees operates under a written charter adopted by the board of directors. A copy of each respective committee’s charter can be viewed on our website at www.inspyrtx.com under “Investors” under the “Corporate Governance” tab entitled “Governance Docs.”

The table below identifies the Board’s standing committees and committee membership as of December 31, 2016:

Director	Independent	Audit Committee	Nominating and Corporate Governance Committee	Leadership Development and Compensation Committee
Peter E. Grebow, PhD	Yes	Member	Chair	Member
Bo Jesper Hansen, MD, PhD	Yes	Member	Member	Chair
Scott Ogilvie	Yes	Chair	Member	Member
Richard Buller, MD, PhD	Yes	—	—	—
Claire Thom, Pharm.D.	Yes	—	—	—

Each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee is considered independent under the NASDAQ Market Place Rules.

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

Our Audit Committee is currently comprised of Peter E. Grebow, PhD, Bo Jesper Hansen, MD, PhD and Scott V. Ogilvie, each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the SEC and rule 5605(a)(2) of the Marketplace Rules of NASDAQ. Additionally, our board has determined that Bo Jesper Hansen, MD, PhD and Scott V. Ogilvie are audit committee financial experts as defined under the rules of the SEC. A copy of the charter is available on our website at www.inspyrtx.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee’s purpose is to assist our board of directors in identifying individuals qualified to become members of our board of directors consistent with criteria set by our board of directors and to develop our corporate governance principles. This committee’s responsibilities include:

•	Evaluating the composition, size, organization and governance of our board of directors and its committees, determining future requirements, and making recommendations regarding future planning, the appointment of directors to our committees and selection of chairs of these committees.
•	Reviewing and recommending to our board of directors, director independence determinations made with respect to continuing and prospective directors.
•	Establishing a policy for considering stockholder nominees for election to our board of directors.
•	Recommending ways to enhance communications and relations with our stockholders.
•	Evaluating and recommending candidates for election to our board of directors.
•	Overseeing our board of directors’ performance and self-evaluation process and developing continuing education programs for our directors.
•	Evaluating and recommending to the board of directors termination of service of individual members of the board of directors as appropriate, in accordance with governance principles, for cause or for other proper reasons.
•	Making regular written reports to the board of directors.
•	Reviewing and reexamining the committee’s charter and making recommendations to the board of directors regarding any proposed changes.
•	Reviewing annually the committee’s own performance against responsibilities outlined in its charter and as otherwise established by the board of directors.

Our Nominating and Corporate Governance Committee is currently comprised of Peter E. Grebow, PhD, Bo Jesper Hansen, MD, PhD and Scott V. Ogilvie, each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Nominating and Corporate Governance Committee is independent as defined in rule 5605(a)(2) of the Marketplace Rules of NASDAQ. The charter of the Nominating and Corporate Governance Committee is available on our website at www.inspyrtx.com.

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

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2016.

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late

Scott Ogilvie	Form 4 (1 filed late)	1
Peter E. Grebow, PhD	Form 4 (1 filed late)	1
Christopher Lowe	Form 3 (1 filed late)	1
Bo Jesper Hansen, MD, PhD	Form 4 (1 filed late)	1

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

 The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ended December 31, 2016 and 2015 provided by (i) each person serving as our principal executive officer, or PEO, or acting in a similar capacity during our fiscal year ended December 31, 2016; (ii) our most highly compensated executive officers other than our PEO who were serving as executive officers on December 31, 2016 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Principal Financial Officer.

Name & Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Lowe,	2016	114,583	‒	(1)	‒	122,630	(1)	‒	‒	‒	237,213
Chief Executive Officer
And Chief Financial Officer (2)	2015	‒	‒		‒	‒		‒	‒	‒	‒

Ronald Shazer, M.D.,	2016	138,542	‒	(1)	‒	66,589	(1)	‒	‒	8,210	213,341
Chief Medical And Senior Vice President (3)	2015	‒	‒		‒	‒		‒	‒	‒	‒

Russell Richerson, PhD	2016	324,685	‒	(1)	‒	‒	(1)	‒	‒	17,899	342,584
Chief Operating Officer (4)	2015	324,685	‒	(1)	‒	‒	(1)	‒	‒	17,524	342,209

Craig Dionne, PhD	2016	124,852	‒		‒	‒		‒	‒	25,147	149,999
Chief Executive Officer And Chief Financial Officer (5)	2015	381,150	‒		‒	‒		‒	‒	47,945	429,095

(1)	As of December 31, 2016, the executive’s bonus has not yet been determined for such time period.
(2)	On August 2, 2016, Mr. Lowe was appointed Chief Executive Officer and Chief Financial Officer.
(3)	On August 8, 2016, Dr. Shazer was appointed Chief Medical Officer and Senior Vice President.
(4)	On February 28, 2017, Dr. Richerson resigned as Chief Operating Officer.
(5)	On March 16, 2016, Dr. Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer.

Outstanding Executive Equity Awards at Fiscal Year-End 2016

The following table sets forth information concerning stock options held on December 31, 2016, the last day of our 2016 fiscal year, for each named executive officer.

	Number of Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date

Christopher Lowe,	5,412	59,528	4.35	8/3/2023
Chief Executive Officer and
Chief Financial Officer(1)

Ronald Shazer, M.D.	2,706	29,764	4.50	8/9/2023
Chief Medical Officer and
Senior Vices President (2)

Russell Richerson, Ph.D	8,560	—	0.75	7/1/2018
Chief Operating Officer (3)	9,765	—	0.75	1/2/2019
	1,553	—	0.75	1/2/2019
	11,438	—	0.75	3/25/2020
	5,773	—	0.75	3/25/2020
	7,017	—	0.75	1/7/2021
	20,049	—	0.75	1/7/2021

(1)	On August 2, 2016, Mr. Lowe was appointed Chief Executive Officer and Chief Financial Officer.
(2)	On August 8, 2016, Dr. Shazer was appointed Chief Medical Officer and Senior Vice President.
(3)	On February 28, 2017, Dr. Richerson resigned as Chief Operating Officer.

Employment Agreements and Change in Control

Christopher Lowe

In connection with Mr. Lowe’s employment, we entered into: (i) an employment agreement; (ii) a confidential information and invention assignment agreement; and (iii) an indemnification agreement.

Employment Agreement

We employ Christopher Lowe as our Chief Executive Officer and Chief Financial Officer pursuant to a written contract that until such time that either the Company or Mr. Lowe terminates the agreement. Mr. Lowe receives a base salary of $316,250, of which we deduct $41,250 during the first year and pay such amount to a third party as a placement fee for Mr. Lowe’s employment. As a result, Mr. Lowe receives a net base salary of $275,000. Mr. Lowe’s base salary may be adjusted on a periodic basis at the sole discretion of the board of directors pursuant to the Company’s review of the compensation of other senior executives. Notwithstanding the foregoing, in the event that the Company receives $25,000,000 in proceeds from one or more series of transactions (“Funding Requirement”), Mr. Lowe’s base salary will be adjusted to no less than the 50th percentile of base compensation for a similar executive at a comparable Company as determined by the compensation committee in consultation with a nationally recognized compensation consultant. Commencing the year after the Funding Requirement is achieved, Mr. Lowe will also be eligible to receive an annual cash bonus based on achievement of certain performance goals with a target cash bonus being no less than the 50th percentile of compensation for a similar executive at a comparable Company as determined by the compensation committee. Also, commencing one year after the date of his employment, Mr. Lowe will be eligible to receive an annual market based stock option grant at the discretion of the board. In addition, as an inducement to Mr. Lowe’s employment, we issued him an inducement option to purchase 72,156 shares of common stock, of which, Mr. Lowe received 64,940 options and we issued the balance of 7,216 options, in the form of a warrant, to a third party as a placement fee for Mr. Lowes employment. The Inducement Option has an exercise price of $4.35 per share, a term of seven (7) years, and vests as follows: (i) 25% vests monthly over a one-year period commencing on the date employment began and (ii) 75% vests upon time and milestones to be mutually agreed upon by Mr. Lowe and the board (or a committee thereof). Notwithstanding the foregoing, if the Company receives gross proceeds of $10,000,000 in the initial 12 month period from the date Mr. Lowe’s employment began (“Qualifying Financing”) and the securities are sold in such Qualifying Financing at a price per share less than the exercise price of Mr. Lowe’s inducement option, then the number of shares underlying such inducement option will be increased by such number of shares as required to make such inducement option equal to the same percentage of ownership of the Company that it represented immediately prior to such Qualifying Financing. In addition, pursuant Mr. Lowe’s employment agreement, upon the Funding Requirement being met, Mr. Lowe will be eligible to earn a funding bonus. Such Funding Bonus will be a one-time payment equal to two percent (2%) of the net funding received by the Company to be paid (i) 25% in cash and (ii) 75% in equity securities (to be mutually agreed upon by Mr. Lowe and the Company).

In the event that Mr. Lowe is terminated without Cause or Mr. Lowe resigns with Good Reason, as each term is defined in the employment agreement, Mr. Lowe will be eligible to receive: the payment of his accrued but unpaid base salary, any unpaid or unreimbursed expenses and any accrued but unused vacation through the date of termination. In the event that the Company terminates Mr. Lowe’s employment without Cause or Mr. Lowe resigns Good Reason, as each term is defined in the employment agreement, and the Funding Requirement has been met and Mr. Lowe has been employed for at least six (6) months, he will be eligible to receive the continued payment of his base salary for (i) 6 months following the termination date if termination occurs within 12 months of the date his employment began, (ii) 12 months following the termination date if termination occurs within between 12 and 24 months of the date his employment began, or (iii) 18 months following the termination date if termination occurs after 24 months after the date his employment began. Further, if within 12 months following a Sale Event (as defined in Inspyr Therapeutics Inducement Award Stock Plan) Mr. Lowe’s employment is (a) terminated by the Company for any reason (other than as a result of his death or disability or a with Cause termination) or (b) terminated by Mr. Lowe with Good Reason, then Mr. Lowe will be eligible to receive, in lieu of such severance benefits: (i) 18 months of base salary, (ii) acceleration of the vesting of 100% of Mr. Lowe’s then outstanding unvested equity awards and (iii) payment of a pro rata portion of Mr. Lowe’s target annual bonus for the year in which the termination of employment occurs.

Confidential Information and Invention Assignment Agreement

The confidential information and invention assignment agreement requires Mr. Lowe to maintain the confidentiality of the Company’s intellectual property as well as the assignment of any inventions made by Mr. Lowe during his employment. The agreement also limits Mr. Lowe’s ability to solicit certain employees, consultants, and other personnel of the Company for a period of 24 months following the end of his employment.

Indemnification Agreement

The indemnification agreement provides for the indemnification and defense of Mr. Lowe, in the event of litigation, to the fullest extent permitted by law.

The foregoing summaries of Mr. Lowe’s: (i) employment agreement; (ii) confidential information and inventions assignment agreement; and (iii) indemnification agreement are qualified in their entirety by reference to the full text of the agreements which have been filed with the SEC as exhibits to our public filings.

Ronald Shazer, M.D.

Employment Agreement

We employ Ronald Shazer, M.D. as our Chief Medical Officer and Executive Vice President pursuant to a written contract that until such time that either the Company or Dr. Shazer terminates the agreement. Dr. Shazer receives a base salary of $350,000, which may be adjusted on a periodic basis at the sole discretion of the board of directors pursuant to the Company’s review of the compensation of other senior executives. Dr. Shazer will also be eligible, upon the Company achieving the Funding Requirement, to receive an annual bonus of up to 30% of his base salary, in cash or securities at the discretion of the Company’s board of directors, based on the Company’s and Dr. Shazer’s performance. Also, commencing a year after the date his employment began, Dr. Shazer will be eligible to receive an annual market based stock option grant at the discretion of the Board. In addition, as an inducement to Dr. Shazer’s employment, we issued him an inducement option to purchase 32,470 shares of Common Stock on August 9, 2016. The Inducement Option has an exercise price of $4.50 per share, a term of seven (7) years, and vests as follows: (i) 25% vests monthly over a one-year period commencing on the date employment began and (ii) 75% vests upon time and milestones to be mutually agreed upon by Dr. Shazer and the board (or a committee thereof). Notwithstanding the foregoing, if the Company completes a Qualified Financing within the initial 12 month period from the date his employment, and the securities are sold in such Qualifying Financing at a price per share less than the exercise price of Dr. Shazer’s inducement option, then the number of shares underlying such inducement option will be increased by such number of shares as required to make such inducement option equal to the same percentage of ownership of the Company that it represented immediately prior to such Qualifying Financing.

In addition, pursuant to Dr. Shazer’s employment agreement, upon the first patient in a multicenter Phase II clinical trial being dosed, Dr. Shazer will receive a one-time bonus of 6,667 restricted stock units, which shall be fully vested upon the grant date.

In the event that Dr. Shazer is terminated without Cause or Dr. Shazer resigns with Good Reason, as each term is defined in the employment agreement, Dr. Shazer will be eligible to receive: the payment of his accrued but unpaid base salary, any unpaid or unreimbursed expenses, any accrued but unused vacation through the date of termination, and the acceleration of vesting of all outstanding equity awards and grants held by Dr. Shazer through his applicable severance term. In the event that the Company terminates Dr. Shazer’s employment without Cause or Dr. Shazer resigns with Good Reason, as each term is defined in the employment agreement, and the Funding Requirement has been met and Dr. Shazer has been employed for at least six (6) months, he will be eligible to receive the continued payment of his base salary for (i) 6 months following the termination date if termination occurs within 12 months of the date his employment began or (ii) 12 months following the termination date if termination occurs after 12 months of the date his employment began. Further, if within 12 months following a Sale Event (as defined in Inspyr Therapeutics Inducement Award Stock Plan) Dr. Shazer’s employment is (a) terminated by the Company for any reason (other than as a result of his death or disability or a with Cause termination) or (b) terminated by Dr. Shazer with Good Reason, then Dr. Shazer will be eligible to receive, in lieu of such severance benefits: (i) 12 months of base salary, (ii) acceleration of the vesting of 100% of Dr. Shazer’s then outstanding unvested equity awards and (iii) payment of a pro rata portion of Dr. Shazer’s target annual bonus for the year in which the termination of employment occurs.

Confidential Information and Invention Assignment Agreement

The confidential information and invention assignment agreement requires Dr. Shazer to maintain the confidentiality of the Company’s intellectual property as well as the assignment of any inventions made by Dr. Shazer during his employment. The agreement also limits Dr. Shazer’s ability to solicit certain employees, consultants, and other personnel of the Company for a period of 24 months following the end of his employment.

Indemnification Agreement

The indemnification agreement provides for the indemnification and defense of Dr. Shazer, in the event of litigation, to the fullest extent permitted by law.

The foregoing summaries of Dr. Shazer’s: (i) employment agreement; (ii) confidential information and inventions assignment agreement; and (iii) indemnification agreement are qualified in their entirety by reference to the full text of the agreements which have been filed with the SEC as exhibits to our public filings.

Russell Richerson

In connection with Dr. Richerson’s employment, we have entered into: (i) an employment agreement; (ii) a proprietary information, inventions and competition agreement; and (iii) an indemnification agreement.

Employment Agreement

Dr. Richerson was employed by the Company until February 28, 2017 when he resigned as Chief Operating Officer. During his employment as our Chief Operating Officer, Dr. Richerson had a written contract that automatically extended for successive one year term on September 2, of each year. Such base salary was reviewed yearly with regard to possible increase. In addition, Dr. Richerson was eligible to receive annual discretionary and long term incentive bonuses as determined by the board. Dr. Richerson was also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated. In the event that Dr. Richerson was terminated without cause or if he resigns for good reason, he will be entitled to eighteen (18) months of salary continuation (payable in monthly installments), eighteen (18) months of continued medical insurance coverage for Dr. Richerson and his family at a cost no less favorable than the premium co-pay charged to active employees, the acceleration of outstanding equity awards and any accrued obligations. In the event that Dr. Richerson is terminated as a result of his disability, he will be entitled to twelve (12) months of salary continuation plus any accrued obligations. Any termination payments that may become due to Dr. Richerson were contingent upon his execution of a timely separation agreement in a form acceptable to us, which shall include a release of claims against us and his resignation from the board, if applicable. On February 28, 2017, Dr. Richerson entered into a release of claims and separation agreement with the Company whereby Dr. Richerson (i) received a warrant to purchase 76,726 shares of Common Stock at an exercise price of $0.75, with a term of three and a half (3.5) years and (ii) received a modification to his outstanding options whereby all vested portions were made exercisable at any time during their remaining terms and all exercises prices were reduced to $0.75 per share.

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

Craig Dionne

In connection with Dr. Dionne’s employment, we entered into: (i) an employment agreement; (ii) a severance agreement; (iii) a proprietary information, inventions and competition agreement; and (iv) an indemnification agreement. On March 16, 2016 Dr. Dionne provided us with his notice of termination, for Good Reason and has demanded certain payments. The Company vigorously disputes that the termination of his employment was for “Good Reason,” as that term is defined in his employment agreement and under applicable law. For a further discussion, please refer to the section of this annual report entitled “Legal Proceedings.”

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

Severance Agreement

Craig Dionne was employed until he tendered his notice of termination on March 16, 2016. Notwithstanding the foregoing, we previously entered into a severance agreement with Dr. Dionne. The severance agreement provided for certain payments, as described below, in the event Dr. Dionne’s employment was terminated in connection with a change in control. In the event that Dr. Dionne is terminated without cause or resigns for good reason within a period of two (2) months before or two (2) years following the consummation of a change of control, the Company would have be required to pay him (i) 100% of his then annual target bonus, pro-rated by the number of calendar days in which he was employed during that particular year, and (ii) a lump sum payment in an amount equal to three (3) times his then annual salary. These payments are subject to Dr. Dionne’s execution of a release of claims against us and shall be made on the tenth business day following the effective date of the release. If any payment under the severance agreement, when combined with any other payment, would constitute a “parachute payment” within the meaning of Code Section 280G then such payment shall be either the full amount or such lesser amount that would not result in an excise tax under Code Section 280G, based upon which interpretation yields the greater after-tax amount for Dr. Dionne.

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

Potential Payments Upon Termination or Change- in-Control

The following table sets forth the payments that would be made to Russell Richerson, Ph.D if his employment in accordance with his employment agreement had been terminated by us without cause, termination as a result of disability on December 31, 2016 or in the event a change in control of our Company occurred on December 31, 2016, as applicable. On February 28, 2017, Dr. Richerson provided us with his resignation as the Company’s Chief Operating Officer.

Name	Terminated without cause	Terminated, change of control	Termination as a result of Disability

Russell Richerson, PhD
Salary	487,027	$—	$324,685
Bonus (1)	454,559	—	—
Health	29,100	—	—
Total:	$970,686	$—	$324,685

(1)	Assumes all annual bonus milestones have been attained prior to termination.

The following table sets forth the payments that would be made to Christopher Lowe or Ronald Shazer, M.D. if their respective employment in accordance with their employment agreements had been terminated by us without cause or by the employee with good reason, or upon a sale event on December 31, 2016, as applicable.

Name	Terminated without cause / Resign for Good Reason		Terminated, within 12 months of a Sale Event
Christopher Lowe
Salary (1)	$0	(1)	$0	(2)
Bonus (1)	0	(1)	0	(2)
Health (1)	0	(1)	0	(2)
Total:	$0	(1)	$0	(2)

Ronald Shazer, M.D.
Salary	0	(1)	$0	(2)
Bonus (1)	0	(1)	0	(2)
Health	0	(1)	0	(2)
Total:	$0	(1)	$0	(2)

(1)	Severance Provisions are not applicable to Mr. Lowe’s and Dr. Shazer’s employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions.
(2)	Severance Provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of December 31, 2016, as no Sale Event has occurred prior to such date.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter E. Grebow,	43,252	—	3,476	(1)	—	—	—	46,728

Bo Jesper Hansen	43,252	—	3,262	(2)	—	—	—	46,514

Scott Ogilvie	44,502	—	3,568	(3)	—	—	—	48,070

Claire Thom	8,804	—	4,487	(4)	—	—	—	13,291

Richard Buller	8,696	—	4,321	(5)	—	—	—	13,017

(1)	Represents an option to purchase 1,767 common shares with a fair market value on May 23, 2016, the grant date, of $3.90 per share. The option vests quarterly over a one-year period and has a term of five years.

(2)	Represents an option to purchase 1,767 common shares with a fair market value on August 13, 2016, the grant date, of $4,80 per share. The option vests quarterly over a one-year period and has a term of five years.

(3)	Represents an option to purchase 1,767 common shares with a fair market value on March 1, 2016, the grant date, of $4.20 per share. The option vests quarterly over a one-year period and has a term of five years.

(4)	Represents an option to purchase 2,500 common shares with a fair market value on October 12, 2016, the grant date, of $4.05 per share. The option vests fully on November 1, 2017 and has a term of five years.

(5)	Represents an option to purchase 2,500 common shares with a fair market value on October 13, 2016, the grant date, of 3.90 per share. The option vests fully on November 1, 2017 and has a term of five years.

Legacy Outside Director Compensation Plan

Prior to October 12, 2016, our non-employee directors are entitled to the following compensation for service on our Board:

Inducement/First Year Grant. Upon joining the board, board members receive options to purchase 1,667 shares of our common stock.  The options vest as follows: (i) 833 immediately upon appointment to the board; and (ii) 834 quarterly over the following 12 months.

  Annual Grant. Subject to the shareholder’s rights to elect any individual director, starting on the first year anniversary of service, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 1,334 shares of common stock or restricted stock units of equivalent value. The annual grants vest quarterly during the grant year.

Committee and Committee Chairperson Grant. Each director will receive options to purchase an additional 133 shares of common stock, or restricted stock units of equivalent value, for each committee on which he or she serves. Chairpersons of each committee will receive options to purchase an additional 34 shares of common stock, or restricted stock units of equivalent value.  The committee grants vest quarterly during the grant year.

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

Amended Outside Director Compensation Plan

On October 12, 2016, the Company’s board of directors, upon the recommendation of the Leadership Development and Compensation Committee, amended the Company’s non-executive Board compensation policy. The terms of the amended policy are as follows:

Inducement/First Year Grant. Upon joining the Board, a director receives an option to purchase 2,500 shares of the Company’s common stock. The option vests on the first year anniversary of the first day of the month after the director’s service on the Board begins, provided the director has continuously provided services to the Company during that time.

Annual Grant. Subject to the shareholder’s rights to elect any individual director, starting on the first year anniversary of service, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 1,667 shares of common stock or restricted stock units of equivalent value. The annual grants vest quarterly during the grant year provided the director has continuously provided services to the Company during that time.

Committee and Committee Chairperson Grant. Each director will receive options to purchase an additional 167 shares of common stock, or restricted stock units of equivalent value, for each committee on which he or she serves. Chairpersons of each committee will receive options to purchase an additional 167 shares of common stock, or restricted stock units of equivalent value.  The committee grants vest quarterly during the grant year provided the director has continuously provided services to the Company during that time.

Special Committee Grants. From time to time, individual directors may be requested by the Board to provide extraordinary services.  These services may include such items as the negotiation of key contracts, assistance with scientific issues, or such other items as the Board deems necessary and in the best interest of the company and its shareholders.  In such instances, the board shall have the flexibility to issue special committee grants.   The amount of such grants and terms will vary based on the tasks of the special committee.

Exercise Price and Term. All options issued pursuant to the non-executive director compensation policy will have an exercise price equal to the fair market value of our common stock at close of market on the grant date and will have a term of five years.   All restricted stock unit and option grants and issuance of shares are subject to satisfaction of all applicable state and federal securities laws. The determination with regard to whether awards will be made in options or restricted stock units will be at the sole discretion of the director.

Cash Compensation. Each director will also receive cash compensation equal to: (i) an annual cash retainer of $40,000, and (ii) quarterly payments of $1,000 per committee for non-chairperson committee members. In addition, committee chairpersons receive an additional: (a) $10,000 for chairing the audit committee, (b) $5,000 for chairing the leadership development and compensation committee, and (c) $5,000 for chairing the nomination and corporate governance committee.

Expenses. The Company will reimburse directors for all reasonable travel expenses incurred in connection with their attendance at meetings of the Board, in accordance with the Company's expense reimbursement policy as is in effect from time to time. Moreover, certain directors will be reimbursed for expenses related to education or the attendance at industry conferences, including travel, lodging and meals, up to a maximum of $10,000 per calendar year.

Indemnification. The Company shall indemnify all directors to the fullest extent permitted by law if the director was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, any threatened, pending or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, inquiry or investigation that indemnitee in good faith believes might lead to the institution of any such action, suit, proceeding or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other as a result of their service on the Board as provided for in the Company's bylaws and standard indemnification agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item are incorporated by reference from Item 5 of this Annual Report from the section entitled “Equity Compensation Plan Information ”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2017, information regarding beneficial ownership of our capital stock by:

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

		Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Christopher Lowe	—	12,176	12,176	*
Ronald Shazer	—	6,088	6,088	*
Russell B. Richerson, PhD	31,414	140,881	172,295	10.3%
Bo Jesper Hansen, MD, PhD	—	7,393	7,393	*
Scott Ogilvie	—	10,402	10,402	*
Peter E. Grebow, PhD	—	8,669	8,669	*
Claire Thom	—	—	—
Richard Buller	—	—	—

All directors and executive officers as a group (8 persons)	31,414	185,609	217,023	12.6%

Kihong Kwon, MD(3)	81,886	—	81,886	5.3%

Alpha Capital Anstalt (4)(9)	59,606	104,022	163,628	9.99%
Sabby Healthcare Master Fund, Ltd. (5)(7)	28,956	138,080	167,036	9.99%
Sabby Volatility Warrant Master Fund, Ltd. (6)(7)	19,134	148,992	168,126	9.99%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 31200 Via Colinas #200, Westlake Village, CA 91362.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There were 1,532,417 shares of common stock issued and outstanding as of March 31, 2017.

(3)	1015 E. Chapman, Suite 201, Fullerton, CA 92831. Does not include 60,149 warrants or convertible securities subject to exercise conditions based on percentage ownership.

(4)	510 Madison Ave. Suite 1400, New York, NY 10022. Does not include 260,604 warrants or preferred stock convertible into common stock securities subject to exercise conditions based on percentage ownership.

(5)	89 Nexus Way, Camana Bay, Grand Cayman Ky1-9007, Cayman Islands. Does not include 4,280,136 warrants or preferred stock convertible into common stock subject to 4.99% and 9.99% ownership limitations as contained in certain of the securities.

(6)	89 Nexus Way, Camana Bay, Grand Cayman Ky1-9007, Cayman Islands. Does not include 2,862,205 warrants or preferred stock convertible into common stock subject to 4.99% and 9.99% ownership limitations as contained in certain of the securities.

(7)	Share ownership and percentage calculation made pursuant to disclosure made to the Company by reporting person on or about December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding disclosure of an employment relationship or transaction involving an executive officer and any related compensation solely resulting from that employment relationship or transaction is incorporated by reference from the section of this annual report entitled “Executive Compensation.”

Information regarding disclosure of compensation to a director is incorporated by reference from the section of this annual report entitled “Director Compensation.”

Related Party Transactions

•	We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. The indemnification agreements are substantially similar to those entered into with our executive officers and as a more fully described in the section of this annual report entitled “Employment Agreements and Change in Control.”

•	On January 7, 2014, we granted each of Drs. Isaacs and Denmeade, in their respective capacities as our Scientific Advisors, common stock purchase options to purchase 667 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $38.70 per share. The options vest quarterly over the year beginning on March 31, 2014 and lapse if unexercised on January 7, 2019.

•	On January 8, 2014, we issued Dr. Dionne, or former CEO, options to purchase an aggregate of 37,899 in connection with his 2013 long term and annual bonus. The options have a term of seven years, an exercise price of $42.60 and are fully vested on the grant date.

•	On January 8, 2014, we issued Dr. Richerson, our former COO, options to purchase an aggregate of 27,066 in connection with his 2013 long term and annual bonus. The options have a term of seven years, an exercise price of $38.70 and are fully vested on the grant date.

•	On March 1, 2014 we granted Scott V. Ogilvie, one of our outside directors, options to purchase 1,267 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $40.80 per share. The options vest quarterly over the year and have a term of five years.

•	On May 24, 2014, we granted Peter E. Grebow, PhD, one of our outside directors, options to purchase 1,267 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $36.00 per share. The options vest quarterly over the year and have a term of five years.

•	In June of 2014, our Leadership Development and Compensation Committee recommended, and our board of directors approved, an amendment to non-executive director compensation policy. The amendment was made effective January 1, 2014. For a further discussion of the amended plan, see the section of this prospectus entitled “Director Compensation.”

•	On June 27, 2014 we granted Scott V. Ogilvie, one of our outside directors, options to purchase 500 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $28.20 per share. The options have a term of five years, and 125 shares are fully vested on the grant date, with the balance vesting quarterly over the year.

•	On June 27, 2014, we granted Peter E. Grebow, PhD, one of our outside directors, options to purchase 500 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $28.20 per share. The options vest quarterly over the year and have a term of five years.

•	On August 13, 2014, we granted Bo Jesper Hansen, M.D., one of our outside directors, options to purchase 1,767 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Hansen’s service on our board and related committees. The options have an exercise price of $21.00 per share. The options vest quarterly over the year and have a term of five years.

•	On March 2, 2015 we granted Scott V. Ogilvie, one of our outside directors, options to purchase 1,767 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $28.50 per share. The options vest quarterly over the year and have a term of five years.

•	On May 26, 2015, we granted Peter E. Grebow, PhD, one of our outside directors, options to purchase 1,767 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $19.50 per share. The options vest quarterly over the year and have a term of five years.

•	On July 5, 2015, we entered into securities purchase agreements with certain institutional accredited investors. One such investor, Alpha Capital Anstalt was determined to be a related party by virtue of its greater than 5% ownership of the Company’s securities. Alpha Capital Anstalt purchased $425,000 worth of our securities at a price per unit of $21.00 with each unit consisting of (i) one share of the Company’s common stock (ii) one Series D common stock purchase warrant and (iii) one Series E common stock purchase warrant. The Series D and Series E warrants both have exercise prices of $21.00 per share. The Series D warrants have a term of five years and the Series E warrants have a term of eighteen months.

•	On August 13, 2015, we granted Bo Jesper Hansen, M.D., one of our outside directors, options to purchase 1,767 shares of common stock. The options were granted pursuant to our legacy director compensation plan as compensation for Dr. Hansen’s service on our board and related committees. The options have an exercise price of $22.50 per share. The options vest quarterly over the year and have a term of five years.

•	In November 2015, Dr. Dionne, our former chief executive officer, converted three promissory notes with an aggregate principal balance of $105,000 into 8,750 shares of common stock. Dr. Dionne waived all interest under the notes in exchange for a reduction from the conversion price of $15.00 per share to $12.00 per share.

•	In December 2015, we entered into securities purchase agreements with Sabby Healthcare Master Fund, Ltd., Sabby Warrant Volatility Warrant Master Fund, Ltd. and Alpha Capital Anstalt, among other investors. Each of the Sabby entities and Alpha were determined to be a related party by virtue of their greater than 5% ownership of the Company’s securities. The investors purchased Series A 0% Convertible Preferred Stock with a price per share of $1,000, and exercised certain outstanding warrants in exchange for an aggregate of $2,492,500.05 worth of our securities. The investors additionally received (i) 1,853.12505 shares of Series A 0% Convertible Preferred Stock convertible into 411,806 common shares at a conversion price of $4.50 per share, subject to adjustment (Note – the exercise price has been adjusted to $0.53 per share pursuant to the registration of securities underlying our December 2016 Offering), (ii) 205,904 Series F common stock purchase warrants with a price per share of $9.00 and a term of five years January 29, 2016, (iii) 205,904 Series G common stock purchase warrants with a price per share of $9.00 and a term of eighteen months from January 29, 2016, (iv) 119,051 Series H common stock purchase warrants issued pursuant to a contractually obligated exercise of prior outstanding warrants, with a price per share of $9.00 and a term of five years from the issuance date, and (v) 119,051 Series I common stock purchase warrants issued pursuant to a contractually obligated exercise of prior outstanding warrants, with a price per share of $9.00 and a term of eighteen months from the issuance date.

•	On January 11, 2016, we granted each of Drs. Isaacs and Denmeade, in their respective capacities as our Scientific Advisors, common stock purchase options to purchase 1,334 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $4.80 per share. The options vest quarterly beginning on March 31, 2016 and lapse if unexercised on January 11, 2021.

•	On October 12, 2016, we amended our legacy outside director compensation plan. For a discussion of our outside director compensation plan, please see the section of this annual report entitled “Director Compensation.”

•	In December 2016, we entered into securities purchase agreements with certain investors, including Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., who we determined are related parties by virtue of their greater than 5% ownership of the Company’s securities. The investors purchased an aggregate of $1,000,000 worth of our securities at a price per share of Series B 0% Convertible Preferred Stock of $1,000. The investors additionally received (i) 1,000 shares of Series B 0% Convertible Preferred Stock convertible into 1,333,336 common shares at a conversion price of $0.75 per share, subject to adjustment, (Note – the conversion price has been adjusted to $0.53 per share pursuant to the registration of the securities underlying this offering as contractually obligated under a registration rights agreement entered into in connection with the offering.) (ii) 1,333,336 Series J common stock purchase warrants with a price per share of $0.90 and a term of five years from the date of issuance, (iii) 1,333,336 Series K common stock purchase warrants with a price per share of $0.75 and a term of six months from the date of issuance and (iv) 1,333,336 Series L common stock purchase warrants with a price per share of $0.75 and a term of twelve months from the date of issuance. The exercise price of all of the warrants in the offering have subsequently been adjusted to $0.53 per share pursuant to the registration of the securities underlying this offering as contractually obligated under a registration rights agreement entered into in connection with the offering.

46

•

On February 28, 2017, we issued Dr. Richerson, our former chief operating officer, a warrant to purchase 76,726 shares of Common Stock in connection with his release of claims and separation agreement. The warrant has an exercise price of $0.75 per share and a term of three and a half (3.5) years.

On February 28, 2017, in connection with Dr. Richerson’s release of claims and separation agreement, we also agreed to make any vested portion of Dr. Richerson’s outstanding options to purchase an aggregate of 64,155 shares of Common Stock, exercisable at any time during their remaining term regardless of any termination provisions contained in the equity compensation plans to which such awards were made as well as reduce the exercise price of such options to $0.75 per share.

•	On March 3, 2017, we granted Scott V. Ogilvie, one of our outside directors, options to purchase 2,335 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $0.54 per share. The options vest quarterly over the grant year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2016 and 2015 fiscal years:

Type of Fees	2016	2015

Audit Fees
Liggett & Webb, P.A.	$57,500	$50,000
Audit Related Fees
Liggett & Webb, P.A.	6,000	3,500
RBSM, LLP	‒	5,000
Tax Fees	4,500	4,500
All Other Fees	‒	‒
Total Fees	$68,000	$63,000

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2016 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Neither of the firms which we engaged during 2016 provided any services, other than those listed above.

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

INSPYR THERAPEUTICS, INC.

Date: April 17, 2017	/s/ Christopher Lowe
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Lowe	Principal Executive Officer, Principal Accounting Officer	April 17, 2017
Christopher Lowe	(Principal Executive Officer and Principal Accounting Officer)

/s/ Peter E. Grebow, PhD	Director	April 17, 2017
Peter E. Grebow, PhD

/s/ Bo Jesper Hansen MD PhD	Director	April 17, 2017
Bo Jesper Hansen MD PhD

/s/ Scott Ogilvie	Director	April 17, 2017
Scott Ogilvie

/s/ Richard Buller, MD, PhD	Director	April 17, 2017
Richard Buller, MD, PhD

/s/ Claire Thom, Pharm.D	Director	April 17, 2017
Claire Thom, Pharm.D

INSPYR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Inspyr Therapeutics, Inc.

Westlake Village, CA

We have audited the accompanying balance sheets of Inspyr Therapeutics, Inc. as of December 31, 2016 and 2015, and the related statements of losses, statement of stockholders' (deficit), and cash flows for each of the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inspyr Therapeutics, Inc. at December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $48.8 million as of December 31, 2016, and will require additional cash to fund and continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett & Webb, P.A.

April 17, 2017

New York, New York

INSPYR THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$547	$2,465
Prepaid expenses	112	114
Total current assets	659	2,579
Office equipment, net of accumulated depreciation of $0 and $27	4	12
Intangible assets, net of accumulated amortization of $144 and $128	68	84
Other assets	3	3
Total assets	$734	$2,678

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,238	$977
Accrued expenses	384	2,432
Derivative liability	2,541	1,177
Total current liabilities	4,163	4,586
Total liabilities	4,163	4,586

Commitments and contingencies (Note 9)

Stockholders' deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 2,828 and 1,853 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 1,398,832 and 1,392,079 shares issued and outstanding, respectively	-	-
Additional paid-in capital	45,391	43,357
Accumulated deficit	(48,820)	(45,265)

Total stockholders' deficit	(3,429)	(1,908)

Total liabilities and stockholders' deficit	$734	$2,678

See accompanying notes to audited financial statements.

INSPYR THERAPEUTICS, INC.

STATEMENTS OF LOSSES

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015

Operating expenses:
Research and development	$1,101	$2,303
General and administrative	2,089	3,764
Total operating expenses	3,190	6,067

Loss from operations	(3,190)	(6,067)

Other income (expense):
Gain on change in fair value of derivative liability	2,523	181
Interest income (expense), net	(2,888)	-

Loss before provision for income taxes	(3,555)	(5,886)

Provision for income taxes	-	-

Net loss	$(3,555)	$(5,886)

Net loss per common share, basic and diluted	$(2.55)	$(4.99)

Weighted average shares outstanding	1,394,065	1,179,278

See accompanying notes to audited financial statements.

INSPYR THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	-	$-	1,106,040	-	$39,476	$(39,379)	$97

Stock-based compensation	-	-	-	-	138	-	138

Common stock and warrants issued as payment of services and consulting fees	-	-	4,257	-	175	-	175

Common stock issued upon conversion of note payable	-	-	8,750	-	139	-	139

Sale of common stock and warrants at $21.00 per share	-	-	119,709	-	2,514	-	2,514

Exercise of warrants	-	-	153,323	-	926	-	926

Sale of preferred stock and warrants at $4.50 per share	1,853	-	-	-	1,853	-	1,853

Issuance cost of sales of common stock and warrants	-	-	-	-	(506)	-	(506)

Derivative liability	-	-	-	-	(1,358)	-	(1,358)

Net loss	-	-	-	-	-	(5,886)	(5,886)

Balance, December 31, 2015	1,853	-	1,392,079	-	43,357	(45,265)	(1,908)

Stock-based compensation	-	-	-	-	113	-	113

Adjustment for reverse split	-	-	1,197	-	-	-	-

Conversion of preferred stock	(25)	-	5,556	-	-	-	-

Reeclasification of derivative liability	-	-	-	-	3	-	3

Reversal of prior year accrued officer compensation	-	-	-	-	2,053	-	2,053

Sale of preferred stock and warrants at $0.75 per share	1,000	-	-	-	900	-	900

Cost of preferred stock sale	-	-	-	-	(35)	-	(35)

Derivative liability	-	-	-	-	(1,000)	-	(1,000)

Net loss	-	-	-	-	-	(3,555)	(3,555)

Balance, December 31, 2016	2,828	$-	1,398,832	$-	$45,391	$(48,820)	$(3,429)

See accompanying notes to audited financial statements.

INSPYR THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,555)	$(5,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	21
Loss on sale of assets	4	-
Stock-based compensation	113	313
Gain on change in fair value of derivative liability	(2,523)	(181)
Finance cost	2,891	-
Increase in operating assets:
Prepaid expenses	2	83
Increase in operating liabilities:
Accounts payable and accrued expenses	314	1,017
Cash used in operating activities	(2,733)	(4,633)

Cash flows from investing activities:
Proceeds from sale of office equipment	4	-
Acquisition of office equipment	(4)	(4)
Cash used in investing activities	-	(4)

Cash flows from financing activities:
Proceeds from sale of stock and warrants	850	4,367
Proceeds from exercise of warrants	-	925
Cost of common stock and warrants sold	(35)	(506)
Cash provided by financing activities	815	4,786

Net (decrease) increase in cash	(1,918)	149
Cash, beginning of period	2,465	2,316

Cash, end of period	$547	$2,465

See accompanying notes to audited financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BACKGROUND

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

Effective November 17, 2016 at 5:00 p.m. Eastern Time, we effected a one (1) for thirty (30) reverse stock split of our common stock. Accordingly, each of our shareholders received one (1) new share of common stock for every thirty (30) shares of common stock such shareholder held immediately prior to the effective time of the reverse split. The reverse stock split affected all of our issued and outstanding shares of common stock as well as the number of shares of common stock underlying stock options, warrants and other exercisable or convertible instruments outstanding at the effective time of the reverse split. The reverse split also has the effect of proportionately increasing the applicable conversion or exercise price of such convertible securities. The shareholders received no fractional shares and instead had every fractional share rounded up to the next whole number.

All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split as if it had taken place as of the beginning of the earliest period presented.

We are an early-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current cytotoxic chemotherapy treatments. Our lead drug candidate, mipsagargin, has completed an open label single arm Phase II clinical trial in patients with advanced hepatocellular carcinoma (HCC) or liver cancer.

Our major focus for the next twelve to eighteen months is the (i) development of a clinical protocol for and enrollment into a dose optimization trial of single-agent mipsagargin followed by a clinical trial in patients with advanced HCC, (ii) completion of the non-clinical study of mipsagargin in combination with Nexavar® in liver tumor models (iii) development of a Phase 1b clinical protocol of mipsagargin in combination with Nexavar® in patients with Nexavar® naïve HCC in anticipation of positive non-clinical data, (iv) completion of a nonclinical study of mipsagargin in combination with paclitaxel and in combination with DC101 (Cyramza surrogate antibody) in gastric cancer tumor models, (v) ongoing business development discussions with potential development partners, (vi) evaluation of mipsagargin (single agent and in combination with standard of care) in nonclinical models of other solid tumor types that express PSMA, (vii) evaluate our PSMA-peptide prodrug technology with new linkers and new payloads in non-clinical models, and (viii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field.

A review of ongoing investigator led clinical trials resulted in the discontinuation of studies to realign with our mipsagargin clinical strategy of prioritizing smaller, fast to market indications, pursuing mipsagargin combinations with standard of care, and conducting key clinical trials as company sponsored studies. Larger market indications will be pursued subsequently. The investigator led studies that were discontinued during the realignment were G202-004 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma), G202-005 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate) and G202-006 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 in Patients with Clear Cell Renal Cell Carcinoma that Expresses PSMA); all studies were closed December 2016.

In January 2015, we presented preliminary results from our Phase II study of mipsagargin in advanced liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the results of the study to be positive, with 41% of evaluable patients demonstrating a reduction in tumor burden, 63% of treated patients having stable disease, and a median time to progression of 4.5 months. Additionally, the trial demonstrated that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our development strategy in other indications.

While we believe that the data from our nonclinical and completed clinical studies appear promising, the outcome of our ongoing or future studies may ultimately be unsuccessful.

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our business plan, our priority is the completion of the nonclinical studies of mipsagargin in HCC and gastric cancer and continuing business development discussions with potential development partners.

Note 2 — Management’s Plans to Continue as a Going Concern

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have an accumulated deficit of $48.8 million as of December 31, 2016. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at December 31, 2016 was $0.5 million, representing 75% of our total assets. Based on our current expected level of operating expenditures, and a financing completed in the first quarter of 2017, we expect to be able to fund our operations into the second quarter of 2017. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

Our auditors’ report issued in connection with our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past second quarter of 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

We incurred research and development expenses of $1.1 and $2.3 million for the years ended December 31, 2016 and 2015, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and cash equivalents were $0.5 million and $2.5 million at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, there was approximately $0.3 million and $2.1 million in cash over the federally insured limit, respectively.

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

Depreciation expense was approximately $4,000 for each of the years ended December 31, 2016 and 2015, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2016 and 2015, as they would be anti-dilutive:

	Year Ended December 31,
	2016	2015
Shares underlying options outstanding	268,876	292,172
Shares underlying warrants outstanding	5,203,436	1,409,248
Shares underlying convertible preferred stock outstanding	3,770,833	411,806
	9,243,145	2,113,226

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

The Company has recorded a derivative liability for convertible preferred stock with anti-dilution provisions, and related warrants, as of December 31, 2016 and 2015. The tables below summarize the fair values of our financial liabilities as of December 31, 2016 and 2015 (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2016	Level 1	Level 2	Level 3

Derivative liability	$2,541	$—	$—	$2,541

	Fair Value at December 31,	Fair Value Measurement Using
	2015	Level 1	Level 2	Level 3

Derivative liability	$1,177	$—	$—	$1,177

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Balance, January 1, 2015	$—
Additions to derivative instruments	1,358
Loss (gain) on change in fair value of derivative liability	(181)
Balance, December 31, 2015	1,177
Additions to derivative instruments	3,890
Reclassification on conversion	(3)
Loss (gain) on change in fair value of derivative liability	(2,523)
Balance, December 31, 2016	$2,541

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year Ended December 31,
	2016	2015
Non-cash financial activities:
Reversal of accrued prior year compensation credited to paid-in capital	$2,053	$—
Derivative liability issued	2,845	—
Common/Preferred stock and warrants issued for fees	50	175
Common stock issued on conversion of notes payable	—	139

There was no cash paid for interest and income taxes for the years ended December 31, 2016 and 2015.

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

Amortization expense recorded during the years ended December 31, 2016 and 2015 was approximately $17,000 for both years. Amortization expense is estimated to be approximately $17,000 for each one of the next four fiscal years.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015

Accrued compensation and benefits	$62	$2,134
Accrued research and development	126	152
Accrued other	196	146
Total accrued expenses	$384	$2,432

During 2016 we have reversed approximately $2 million of prior year accrued bonus compensation. It has been determined that attainment of milestones and goals was not met and that the bonuses have not been earned. The reversal of the prior year accrual has been credited to additional paid in capital.

NOTE 7 — CONVERTIBLE NOTES PAYABLE

We issued convertible notes to our former chief executive officer pursuant to which we borrowed an aggregate of $0.2 million, with an interest rate of 4.2%, and maturities at various dates through December 6, 2011. The notes and accrued interest were convertible, at the option of the holder, into shares of our common stock at a conversion price of $15.00 per share.

In October 2015, the board of directors approved amending the conversion price of the convertible notes from a price of $15.00 per share to $12.00 per share, in exchange for our chief executive officer waiving approximately $33,000 of outstanding accrued interest. Accordingly, our former chief executive elected to convert the outstanding notes into 8,750 shares of common stock.

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

In December 2016, we issued additional shares of convertible preferred stock which contain anti-dilution protection and other conversion price adjustment provisions, and related warrants which contain anti-dilution protection and other exercise price adjustment provisions. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that this series of preferred stock, and related warrants, is subject to derivative accounting. The fair value of these shares is classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations.

During the year ended December 31, 2016, we recorded a gain of approximately $2.5 million related to the change in fair value of the derivative liabilities during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at December 31, 2016 are as follows:

2016
Volatility	97%-215%
Expected term (years)	2 - 60 months
Risk-free interest rate	0.62% -1.93%
Dividend yield	None

During the year ended December 31, 2015, we recorded a gain of approximately $0.2 million related to the change in fair value of the derivative liability during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at December 31, 2015 are as follows:

2015
Volatility	84%-85%
Expected term	18 months
Risk-free interest rate	0.75%
Dividend yield	None

As of December 31, 2016 and 2015, the derivative liability recognized in the financial statements was approximately $2.5 million and $1.2 million, respectively.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis.  Its employees work on a remote basis. Rent expense for office space amounted to approximately $49,000 and $57,000 for the years ended December 31, 2016 and 2015, respectively.

Employment Agreements

We employ our Chief Executive Officer, our Chief Operating Officer and our Chief Medical Officer pursuant to written employment agreements. The employment agreements contain severance provisions and indemnification clauses. The indemnification agreement provides for the indemnification and defense of the executive officers, in the event of litigation, to the fullest extent permitted by law.

On February 28, 2017, Russell Richerson, PhD, resigned as chief operating officer of the Company, effective immediately. Dr. Richerson entered into a separation release of claims agreement (“Separation Agreement”) pursuant to which the Company: (i) issued Dr. Richerson a warrant to purchase 76,726 shares of Common Stock with an exercise price of $0.75 per share and a term of three and a half (3.5) years, (ii) agreed to make the vested portion of any options held by Dr. Richerson, exercisable at any time during their remaining term regardless of any termination provisions contained in the applicable equity compensation plans pursuant to which such awards were made (collectively, the “Awards”) and (iii) agreed to reduce the exercise prices of such Awards to $0.75 per share for the duration of their respective terms. In consideration of the foregoing, Dr. Richerson agreed to release the Company from any and all claims, including any rights or obligations as contained in his prior employment agreement, as amended.

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of December 31, 2016, as no Sale Event has occurred prior to such date.

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

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 10 — CAPITAL STOCK AND STOCKHOLDER’S EQUITY

Preferred Stock

In December 2016, we issued 1,000 shares of our Series B 0% Convertible Preferred Stock, with a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.75 per share, subject to beneficial ownership limitations and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to anti-dilution protection for subsequent equity sales and other conversion price adjustments. See “December 2016 Offering” below for further discussion.

In December 2015, we issued 1,853 shares of our Series A 0% Convertible Preferred Stock, with a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $4.50 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to anti-dilution protection for subsequent equity sales for a period of 18 months from the effective date of this registration statement. See “December 2015 Offering” below for further discussion.

On November 10, 2016, the Company issued 5,556 common shares to a shareholder pursuant to the conversion of 25.00005 shares of Series A 0% Convertible Preferred Stock at a conversion price of $4.50 per common share.

On December 15, 2016, the conversion price of the Series A Preferred Stock was reset to $0.75 per share, resulting from the December 2016 Offering.

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

During 2016 we have reversed approximately $2 million of prior year accrued bonus compensation. It has been determined that attainment of milestones and goals was not met and that the bonuses have not been earned. The reversal of the prior year accrual has been credited to additional paid in capital.

In July 2015, we granted an aggregate of 4,167 shares of common stock, valued at approximately $95,000, to a consultant for business advisory services to be provided to the Company. In March 2015, we granted an aggregate of 1,000 shares of common stock, valued at approximately $27,000, to a consultant for business advisory services to be provided to the Company. In August 2015, we cancelled and retired an aggregate of 910 shares of common stock, with a value of approximately $25,000, upon the termination of an agreement for business advisory services.

During the year ended December 31, 2015, 11,239 warrants were exercised into an equivalent number of common shares for which we received approximately $287,000 in proceeds. During the year ended December 31, 2016, no warrants were exercised into common shares.

Equity Financings

December 2016 Offering

In December, 2016, we sold $1,000,000 of the Company’s securities consisting of 1,000 shares of Series B 0% Convertible Preferred Stock and an aggregate of 4,000,008 common stock purchase warrants as described below. The Series B Preferred Stock has a stated value of $1,000 and is immediately convertible into 1,333,336 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $0.75, subject to adjustment. The Conversion Price is subject to certain reset adjustments as more fully described in the Certificate of Designation (as defined below), including (a) the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split, (b) the effective dates of the initial registration statement registering the common shares underlying the Series B Preferred Stock as required under the Registration Rights Agreement (defined below) and (c) in certain cases, the six (6) and twelve (12) month anniversaries of the closing of this offering if certain registration and public information requirements are not met. The Series B Preferred Stock also has a liquidation preference ahead of the Company’s common stock and has anti-dilution protection until such time that the Series B Preferred Stock is no longer outstanding.

The Investors also received an aggregate of approximately: (i) 1,333,336 Series J common stock purchase warrants (“Series J Warrants”), (ii) 1,333,336 Series K common stock purchase warrants (“Series K Warrants”) and (iii) 1,333,336 Series L common stock purchase warrants (“Series L Warrants”) (collectively, the “Warrants”). The Series J Warrants have an exercise price of $0.90 per share, subject to adjustment, and a term of five (5) years from the date of issuance, the Series K Warrants have an exercise price of $0.75 per share, subject to adjustment, and a term of six (6) months from the date of issuance and the Series L warrants have an exercise price of $0.75, subject to adjustment, and a term of twelve (12) months from the date of issuance. The Warrants are immediately exercisable and separately transferable from the Series B Preferred Stock. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Warrants may be exercised on a cashless basis after 6 months from the issuance date. The exercise price of the Warrants is subject to certain reset adjustments as more fully described in the form of Warrants, including (i) the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split, (ii) the effective dates of the initial registration statement registering the common shares underlying the Warrants as required under the Registration Rights Agreement (defined below) and (iii) in certain cases, the six (6) and twelve (12) month anniversaries of the date of issuance of the Warrants if certain registration and public information requirements are not met. The Warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. Additionally, the Warrants contain anti-dilution protection until such time that the Warrants are no longer outstanding.

In connection with the Offering, the Investors also entered in a registration rights agreement (“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“the Commission”) within 30 days from the date of the Registration Rights Agreement to register the resale of 200% of the shares of common stock underlying the Series B Preferred Stock and 100% of the shares of common stock underlying the Warrants and to maintain the effectiveness thereunder. The Company also agreed to have the registration statement declared effective within 60 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the Investors, as partial liquidated damages, a fee of 1.5% of each Investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time provided. The registration statement was filed on January 13, 2017 and was declared effective on January 31, 2017

Our placement agent for the Offering received an aggregate commission of $100,000 and a non-accountable expense allowance of $10,000 and a management fee of $10,000. The Placement Agent has agreed to take $100,000 worth of compensation in securities, upon the same terms as the Investors are purchasing in the Offering. The Placement Agent also received 133,334 common stock purchase warrants with substantially the same terms as the Series J Warrants (“PA Warrants”). The Placement Agent will also receive a cash fee of 10% of gross proceeds received from the exercise of the Warrants. The Placement Agent shall further have a right of first refusal for a twelve (12) month period to act as lead underwriter, placement agent or manager with respect to a public offering transaction of debt or equity of the Company’s securities.

Proceeds from the December 2016 offering consisted of $850,000 in cash and the satisfaction of $150,000 of obligations, including the placement agent commission.

The Investors were additionally given a right of participation in future offerings for a period of up to eighteen (18) months from the date in which the shares underlying the Series B Preferred Stock and Warrants are registered as contemplated in the Registration Rights Agreement. The Securities Purchase Agreement also prohibits the Company from issuing any common stock, subject to certain exemptions, for a period of 90 days following the effectiveness of the registration statement as contemplated in the Registration Rights Agreement without the written approval of the Investors owning at least 51% of the securities issued in the Offering. Additionally, until the twelve (12) month anniversary of such effectiveness of the registration statement, the Company is prohibited from entering into any agreement to effect any issuance of common stock in a variable rate transaction.

December 2015 Offering

In December 2015, we offered and sold 1,853 shares of our Series A 0% Convertible Preferred Stock and 649,901 common stock purchase warrants to certain accredited investors with whom we had a prior relationship or who were shareholders. From this sale and the exercise of 153,322 outstanding warrants, we received gross proceeds of approximately $2.5 million. The warrants include (i) 205,903 Series F common stock purchase warrants with a price per share of $9.00 and a term of five years from the date in which the shares underlying the warrants are registered, (ii) 205,903 Series G common stock purchase warrants with a price per share of $9.00 and a term of eighteen months from the date in which the shares underlying the warrants are registered, (iii) 119,048 Series H common stock purchase warrants issued pursuant to a contractually obligated exercise of prior outstanding warrants, with a price per share of $9.00 and a term of five years from the issuance date, and (iv) 119,048 Series I common stock purchase warrants issued pursuant to a contractually obligated exercise of prior outstanding warrants, with a price per share of $9.00 and a term of eighteen months from the issuance date. The preferred stock has a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $4.50 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales for a period of 18 months from the effective date of this registration statement. In connection with the offering, we issued our placement agent 32,944 common stock purchase warrants with substantially the same terms as our Series F warrants, except that they have an expiration date of December 29, 2020.

July 2015 Offering

In July 2015, we offered and sold 119,709 units, in a private placement to certain accredited investors with whom we had a prior relationship or who were shareholders. Each unit consists of: (i) one share of common stock, (ii) one Series D common stock purchase warrant, and (iii) one Series E common stock purchase warrant. The price was $21.00 per unit, and resulted in gross proceeds of approximately $2.5 million. The Series D warrants have a term of five years and entitle the holder to purchase our common stock at a price per share of $24.00 per share. The Series E warrants have a term of eighteen months and entitle the holder to purchase our common stock at a price per share of $21.00 per share. In the event that the shares underlying the warrants are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 30 days from the issuance date. In connection with the offering, we issued our placement agent 9,577 common stock purchase warrants with substantially the same terms as our Series D warrants.

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

GenSpera’s Compensation Plans

The Company’s 2007 Equity Compensation Plan (2007 Plan), 2009 Executive Compensation Plan (2009 Plan), and the Inducement Award Stock Option Plan (Inducement Plan) (together, the Plans) provide for the awarding of stock grants, nonqualified and incentive stock options, restricted stock units, performance units or other stock-based awards to officers, directors, employees and consultants of the Company. The purpose of the Plans is to advance the interests of GenSpera and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. Our Plans are administered by a committee of non-employee directors (the Committee). The Committee determines: who shall be granted awards; the vesting periods; the exercise price; and any other terms deemed appropriate for any award.

Our 2007 Plan is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 50,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 200,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2016, we have granted awards under the 2007 Plan equal to approximately 171,862 shares of our common stock, and 61,853 shares have been cancelled or forfeited. Accordingly, there are 89,991 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

Our 2009 Plan, as amended is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2016, our 2009 Plan authorizes the issuance of up to 200,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to approximately 164,868 common shares, and 115,782 shares have been cancelled or forfeited. Accordingly, there are 150,914 shares of common stock available for future awards under the 2009 Plan.

Our Inducement Plan is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 300,000 shares of common stock to new employees of the Company. As of December 31, 2016, 115,450 grants have been made pursuant to the Plan.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of losses (in thousands):

	Year Ended December 31,
	2016	2015
Research and development	$41	$45
General and administrative	72	93
Total stock-based compensation expense	$113	$138

As of December 31, 2016, there was $186,000 of total unrecognized compensation cost related to non-vested stock options which vest over time, and is expected to be recognized $129,000 in 2017 and $57,000 in 2018.

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2014	289,535	$48.60
Granted	12,553	$23.70
Exercised	—	—
Forfeited	(9,916)	$62.40
Outstanding at December 31, 2015	292,172	$48.00	3.2	$—
Granted	139,253	$4.37
Forfeited	(162,549)	$49.92
Outstanding at December 31, 2016	268,876	$24.15	4.6	$—

Exercisable at December 31, 2016	151,313	$39.54	3.1	$—

During 2016 and 2015, the Company issued options to purchase 127,417 and 5,300 shares of common stock, respectively, to employees, and non-employee directors under the Plans. The weighted-average fair value of the options granted to employees and non-employee directors during 2016 and 2015 was estimated at $1.93 and $9.00 per share, respectively, on the date of grant.

During 2016 and 2015, the Company issued options to purchase 11,836 and 7,253 shares of common stock, respectively, to consultants under the Plan. The per-share weighted-average fair value of the options granted to consultants during 2016 and 2015 was estimated at $2.33 and $10.20, respectively, on the date of grant.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Volatility	90.6%	58.4%
Expected term (years)	1.9	3.4
Risk-free interest rate	0.77%	1.0%
Dividend yield	None	None

No options were exercised during the years ended December 31, 2016 and 2015.

NOTE 12 — WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2014	663,383	$48.30
Granted	941,841	$8.10
Exercised	(153,322)	5.70
Forfeited	(42,535)	$93.60
Outstanding at December 31, 2015	1,409,367	$23.70	2.8	$8.4
Granted	4,140,557	$0.81
Exercised	-	$-
Forfeited	(346,488)	$37.89
Outstanding at December 31, 2016	5,203,436	$4.56	2.25	$-

Exercisable at December 31, 2016	5,196,822	$4.56	2.25	$-

During the year ended December 31, 2016, no warrants were exercised into common shares. During the year ended December 31, 2015, 153,322 warrants were exercised into an equivalent number of common shares for which we received approximately $926,000 in proceeds.

The following table summarizes outstanding warrants to purchase common stock as of December 31, 2016:

	Number of shares	Weighted Average Exercise price	Expiration
Issued to consultants	28,087	$26.45	June 2017 through August 2023
Issued pursuant to 2013 financings	155,819	$61.11	December 2017 through August 2018
Issued pursuant to 2014 financings	96,412	$34.50	June 2019
Issued pursuant to 2015 financings	789,776	$8.63	January 2017 through January 2021
Issued pursuant to 2016 financings	4,133,342	$0.80	June 2017 through December 2021
	5,203,436

During 2016, the Company issued warrants to a consultant to purchase 7,215 common shares at a fair value of $1.89 per share on the date of grant. The common stock purchase warrants have an exercise price of $4.35 per share, vest over a two year period and expire on the seven-year anniversary of the date of issuance. During 2016, total stock-based compensation expense of approximately $1,500 was recognized using the straight-line method in the statement of losses for warrants issued to consultants.

During 2015, the Company issued warrants to consultants to purchase 10,000 at a weighted-average fair value of $7.80 per share on the date of grant. The common stock purchase warrants have exercise prices of between $10.50 and $19.50 per share, are immediately exercisable and expire on the five-year anniversary of the date of issuance. During 2015, total stock-based compensation expense of approximately $78,000, was recognized using the straight-line method in the statement of losses for warrants issued to consultants.

	Year Ended December 31,
	2016	2015
Volatility	77%	72.6%
Expected term (years)	6.7	1.8
Risk-free interest rate	1.87%	0.6%
Dividend yield	None	None

In December 2016, in connection with a private placement, we issued an aggregate of 4,133,342 common stock purchase warrants, including 4,000,008 to investors; and 133,334 to placement agents. The warrants were issued with exercise prices of $0.75 - $0.90 per share. The Company assessed these outstanding equity-linked financial instruments and concluded that the warrants are subject to derivative accounting (see Note 8).

In December 2015, in connection with a private placement, we issued an aggregate of 682,845 common stock purchase warrants, including 649,901 to investors; and 32,944 to placement agents. The warrants were issued with an exercise price of $9.00 per share. The Company assessed these outstanding equity-linked financial instruments and concluded that the warrants are subject to derivative accounting (see Note 8).

In July 2015, also in connection with a private placement, we issued an aggregate of 248,995 common stock purchase warrants, including 239,419 to investors; and 9,577 to placement agents. The warrants were issued with exercise prices between $21.00 and $24.00 per share.

NOTE 13 — INCOME TAXES

The Company had, subject to limitation, $37.6 million of net operating loss carryforwards at December 31, 2016, which will expire at various dates beginning in 2016 through 2026. In addition, the Company has research and development tax credits of approximately $458,000 at December 31, 2016 available to offset future taxable income, which will expire from 2028 through 2036. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $1.2 million and $2.0 million for the year ended December 31, 2016 and 2015, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryover	$12,798	$11,066
Stock-based compensation	3,109	3,768
Other	75	(60)
Tax credits	458	456
Total deferred tax assets	16,440	15,230
Less: valuation allowance	(16,440)	(15,230)
Net deferred tax assets	$—	$—

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2016 and 2015 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2016	2015
Statutory federal income tax rate	-34.0%	-34.0%
Non-deductible items	0.0%	0.1%
Adjustment for R&D Credit	-0.0%	-0.2%
Valuation allowance	34.0%	34.1%
Effective income tax rate	—%	—%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 14 ‒ SUBSEQUENT EVENTS

In March, 2017, we sold $200,000 of the Company’s securities consisting of 200 shares of Series C 0% Convertible Preferred Stock and an aggregate of 800,019 common stock purchase warrants as described below. The Series C Preferred Stock has a stated value of $1,000 and is immediately convertible into 266,673 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $0.75, subject to adjustment. The Conversion Price is subject to certain reset adjustments as more fully described in the Certificate of Designation (as defined below), including (a) the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split. The Series C Preferred Stock has anti-dilution protection until such the twelve (12) month anniversary of the issuance of the Series C Preferred Stock.

The Investors also received an aggregate of approximately: (i) 266,673 Series M common stock purchase warrants (“Series M Warrants”), (ii) 266,673 Series N common stock purchase warrants (“Series N Warrants”) and (iii) 266,673 Series O common stock purchase warrants (“Series O Warrants”) (collectively, the “Warrants”). The Series M Warrants have an exercise price of $0.90 per share, subject to adjustment, and a term of five (5) years from the date of issuance, the Series N Warrants have an exercise price of $0.75 per share, subject to adjustment, and a term of six (6) months from the date of issuance and the Series O warrants have an exercise price of $0.75, subject to adjustment, and a term of twelve (12) months from the date of issuance. The Warrants are immediately exercisable and separately transferable from the Series C Preferred Stock. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Warrants may be exercised on a cashless basis after 6 months from the issuance date. The Warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. Additionally, the Warrants contain anti-dilution protection until the twelve (12) month anniversary of the issuance date.

On February 28, 2017, Russell Richerson, PhD, resigned as chief operating officer of the Company, effective immediately. In connection with his resignation and in consideration of his years of service, the Company and Dr. Richerson entered into a separation release of claims agreement (“Separation Agreement”) pursuant to which the Company: (i) issued Dr. Richerson a warrant to purchase 76,726 shares of Common Stock with an exercise price of $0.75 per share and a term of three and a half (3.5) years, (ii) agreed to make the vested portion of any options held by Dr. Richerson, exercisable at any time during their remaining term regardless of any termination provisions contained in the applicable equity compensation plans pursuant to which such awards were made (collectively, the “Awards”) and (iii) agreed to reduce the exercise prices of such Awards to $0.75 per share for the duration of their respective terms. In consideration of the foregoing, Dr. Richerson agreed to release the Company from any and all claims, including any rights or obligations as contained in his prior employment agreement, as amended.

Between January 1 and April 5, 2017, we issued a total of 133,585 shares of common stock upon the conversion of 31.8 shares of Series A Preferred Stock and 39 shares of Series B Preferred Stock.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation for dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.05(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	3.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.07	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.08	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.09	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.10**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.11	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.12	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.13	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.14**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.15	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.16**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.17	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.18**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.19	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.20	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.21	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.22	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.23	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/16/13

4.24	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.25	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.26	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.27	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.28	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.29	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.30	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.31	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.32	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.33	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.34	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.35	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.35	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.36**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.37**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.01	000-55331	7/20/16

4.38	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.39	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.40	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.41	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.42	Form of Securities Purchase Agreement for March 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.43	Form of Series M, N and O warrants for March 2017 Private Placement	8-K	10.02	000-55331	3/20/16

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.01	000-55331	8/10/16

10.12**	Ronald Shazer Employment Agreement	8-K	10.01	000-55331	8/10/16

10.13**	Form of Separation Agreement with Russell Richerson dated February 28, 2017	8-K	10.01	000-55331	3/03/17

23.01	Consent of Liggett & Webb, P.A.	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	***

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

***	Furnished herein

