Form 10-Q
period 2017-03-31
Inspyr Therapeutics, Inc.
filed 2017-05-15
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55331

INSPYR THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

31200 Via Colinas, Suite 200
Westlake Village, CA	91362
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (818) 661-6302

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of May 9 2017, the issuer had 1,582,417 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on April 17, 2017. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2017), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock and our $.0.0001 par value Series C preferred stock unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on November 17, 2016 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three month period ended March 31, 2017 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2017. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, pre-clinical studies and potential clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations), express, our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	attract, build and retain a senior management team;
•	manage our business given continuing operating losses and negative cash flows;
•	obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
•	build the infrastructure necessary to support the growth of our business;
•	manage competitive factors and developments beyond our control;
•	manage scientific and medical developments which may be beyond our control;
•	manage the governmental regulation of our business including state, federal and international laws;

•	successfully complete our anticipated clinical trials and pre-clinical studies of our proposed drug candidates and gain regulatory approval to market such product;
•	maintain and protect our intellectual property;
•	obtain patents based on our current and/or future patent applications;
•	obtain and maintain other rights to technology required or desirable to conduct or expand our business;
•	achieve any potential strategic benefits of licensing transactions, collaborations, acquisitions, or in-licensing of new technologies, if any; and
•	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this Quarterly Report.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$33	$547
Receivable for sale of preferred stock	10	-
Prepaid expenses	132	112
Total current assets	175	659
Office equipment, net of accumulated depreciation of $1 and $0	6	4
Intangible assets, net of accumulated amortization of $149 and $144	63	68
Other assets	3	3
Total assets	$247	$734

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,330	$1,238
Accrued expenses	436	384
Derivative liability	2,419	2,541
Total current liabilities	4,185	4,163
Total liabilities	4,185	4,163

Commitments and contingencies (Note 7)	-	-

Stockholders' deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 2,957 and 2,828 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 1,532,417 and 1,398,832 shares issued and outstanding, respectively	-	-
Additional paid-in capital	45,541	45,391
Accumulated deficit	(49,479)	(48,820)

Total stockholders' deficit	(3,938)	(3,429)

Total liabilities and stockholders' deficit	$247	$734

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016

Operating expenses:
Research and development	$465	$323
General and administrative	460	707
Total operating expenses	925	1,030

Loss from operations	(925)	(1,030)

Other income (expense):
Gain on change in fair value of derivative liability	1,683	538
Interest income (expense), net	(1,417)	2

Loss before provision for income taxes	(659)	(490)

Provision for income taxes	-	-

Net loss	$(659)	$(490)

Net loss per common share, basic and diluted	$(0.45)	$(0.35)

Weighted average shares outstanding	1,464,490	1,392,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	2,828	$-	1,398,832	$-	$45,391	$(48,820)	$(3,429)

Stock-based compensation	-	-	-	-	94	-	94

Conversion of preferred stock	(71)	-	133,585	-	-	-	-

Reclasification of derivative liability	-	-	-	-	56	-	56

Sale of preferred stock and warrants	195	-	-	-	195	-	195

Preferred stock and warrants issued for services	5	-	-	-	5	-	5

Derivative liability	-	-	-	-	(200)	-	(200)

Net loss	-	-	-	-	-	(659)	(659)

Balance, March 31, 2017 (unaudited)	2,957	$-	1,532,417	$-	$45,541	$(49,479)	$(3,938)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(659)	$(490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	5
Stock-based compensation	99	23
Gain on change in fair value of derivative liability	(1,683)	(538)
Finance cost	1,417	-
Increase in operating assets:
Receivable for sale of preferred stock	(10)
Prepaid expenses	(20)	(2)
Increase in operating liabilities:
Accounts payable and accrued expenses	144	95
Cash used in operating activities	(706)	(907)

Cash flows from investing activities:
Acquisition of office equipment	(3)	-
Cash used in investing activities	(3)	-

Cash flows from financing activities:
Proceeds from sale of stock and warrants	195	-
Cash provided by financing activities	195	-

Net decrease in cash	(514)	(907)
Cash, beginning of period	547	2,465

Cash, end of period	$33	$1,558

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPYR THERAPEUTICS, INC.

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

A review of ongoing investigator led clinical trials resulted in the discontinuation of studies to realign with our mipsagargin clinical strategy of prioritizing smaller, potentially faster to market indications, pursuing mipsagargin combinations with standard of care, and conducting key clinical trials as company sponsored studies. Larger market indications will be pursued subsequently. The investigator led studies that were discontinued during the realignment were G202-004 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma), G202-005 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate) and G202-006 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 in Patients with Clear Cell Renal Cell Carcinoma that Expresses PSMA); all studies were closed December 2016

In January 2015, we presented preliminary results from our Phase II study of mipsagargin in advanced liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the results of the study to be positive, with 41% of evaluable patients demonstrating a reduction in tumor burden, 63% of treated patients having stable disease, and a median time to progression of 4.5 months. Additionally, the trial demonstrated that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our development strategy in other indications.

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have an accumulated deficit of $49.5 million as of March 31, 2017. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at March 31, 2017 was $0.03 million, representing 13% of our total assets. Based on our current expected level of operating expenditures, and financings completed in the first and second quarters of 2017, we expect to be able to fund our operations into the second quarter of 2017. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

Our auditors’ report issued in connection with our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past second quarter of 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operations which means that our shareholders will lose their entire investment.

NOTE 3 – SUMMARY OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Basis of Presentation

The accompanying condensed financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim financial statements as of and for the three months ended March 31, 2017 and 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future period. All references to March 31, 2017 and 2016 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2016, included in the Company's annual report on Form 10-K filed with the SEC on April 17, 2017.

The condensed balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

We incurred research and development expenses of approximately $0.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2017 and 2016, as they would be anti-dilutive:

	Three months ended March 31,
	2017	2016
Shares underlying options outstanding	363,152	301,940
Shares underlying warrants outstanding	6,075,744	1,363,272
Shares underlying convertible preferred stock outstanding	5,469,167	411,806
	11,908,063	2,077,018

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for convertible preferred stock with anti-dilution provisions, and related warrants, as of March 31, 2017. The table below summarizes the fair values of our financial liabilities as of March 31, 2017 (in thousands):

	Fair Value at March 31,	Fair Value Measurement Using
	2017	Level 1	Level 2	Level 3

Derivative liability	$2,419	$—	$—	$2,419

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended March 31,
	2017	2016

Balance at beginning of year	$2,541	$1,177
Additions to derivative instruments	1,617	─
Reclassification on conversion	(56)	─
Gain on change in fair value of derivative liability	(1,683)	(538)
Balance at end of period	$2,419	$639

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

Recent Accounting Pronouncements

There are various recently issued accounting updates, most of which represented technical corrections to the accounting literature or application to specific industries, which are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Three Months Ended March 31,
	2017	2016
Non-cash financial activities:
Derivative liability issued	1,417	—
Preferred stock and warrants issued for fees	5	—

There was no cash paid for interest and income taxes for the three months ended March 31, 2017 and 2016.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued compensation and benefits	$69	$62
Accrued research and development	126	126
Accrued other	241	196
Total accrued expenses	$436	$384

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

In March 2017, we issued shares of Series C convertible preferred stock which contain anti-dilution protection and other conversion price adjustment provisions, and related warrants which contain anti-dilution protection and other exercise price adjustment provisions. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that this series of preferred stock, and related warrants, is subject to derivative accounting. The fair value of these shares is classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations. We have recorded a finance cost of approximately $0.1 million due to the excess of the liability over the proceeds received.

As a result of recent equity financings, the conversion prices of our Series A Preferred Stock and our Series B preferred stock has been reduced to $0.53 per share. The exercise prices of the warrants issued in conjunction with the Series B preferred stock have also been reduced to $0.53 per share. As a result, we have recorded a finance cost of approximately $1.3 million due to the repricing during the three months ended March 31, 2017.

During the three months ended March 31, 2017, we recorded a gain of approximately $1.7 million related to the change in fair value of the derivative liabilities during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at March 31, 2017 are as follows:

2017
Volatility	102%-269%
Expected term (years)	3 - 60 months
Risk-free interest rate	0.76% -1.93%
Dividend yield	None

During the three months ended March 31, 2016, we recorded a gain of approximately $0.5 million related to the change in fair value of the derivative liability during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

2016
Volatility	68%
Expected term (years)	15 months
Risk-free interest rate	0.63%
Dividend yield	None

As of March 31, 2017 and December 31, 2016, the derivative liability recognized in the financial statements was approximately $2.4 million and $2.5 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis. Rent expense for office space amounted to $0 and approximately $15,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of March 31, 2017, as no Sale Event has occurred prior to such date.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

In March, 2017, we sold 200 shares of Series C 0% Convertible Preferred Stock. The Series C Preferred Stock has a stated value of $1,000 and is immediately convertible into 266,673 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $0.75, subject to adjustment. The Conversion Price is subject to certain reset adjustments as more fully described in the Certificate of Designation (as defined below), including (a) the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split. The Series C Preferred Stock has anti-dilution protection until such the twelve (12) month anniversary of the issuance of the Series C Preferred Stock. See “March 2017 Offering” below for further discussion.

Between January 1 and March 31, 2017, 31.8 shares of Series A Preferred Stock and 39 shares of Series B Preferred Stock were converted into a total of 133,585 shares of common stock.

Common Stock

Between January 1 and April 5, 2017, we issued a total of 133,585 shares of common stock upon the conversion of 31.8 shares of Series A Preferred Stock and 39 shares of Series B Preferred Stock.

Equity Financings

March 2017 Offering

In March, 2017, we sold $200,000 of the Company’s securities consisting of 200 shares of Series C 0% Convertible Preferred Stock and an aggregate of 800,019 common stock purchase warrants as described below. The Series C Preferred Stock has a stated value of $1,000 and is immediately convertible into 266,673 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $0.75, subject to adjustment. The Conversion Price is subject to certain reset adjustments including the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split. The Series C Preferred Stock has anti-dilution protection until the twelve month anniversary of the issuance of the Series C Preferred Stock.

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

NOTE 9 – STOCK OPTIONS

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of operations for the three months ended March 31, 2017 and 2016 was as follows:

	Three months ended March 31,
	2017	2016

Research and development	$70	$5
General and administrative	24	18
	$94	$23

The following table summarizes stock option activity for the three months ended March 31, 2017:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	268,876	$24.15
Granted	98,245	$0.55
Forfeited	(3,969)	$69.95
Outstanding at March 31, 2017	363,152	$8.52	5.1	$—

Exercisable at March 31, 2017	160,023	$16.06	3.3	$—

As of March 31, 2017, there was approximately $201,000 of total unrecognized compensation cost related to non-vested stock options which vest which vest over time, and is estimated to be recognized $109,000 in 2017, $68,000 in 2018, $12,000 in 2019 and $12,000 in 2020.

During the three months ended March 31, 2017, we issued options to purchase 2,335 shares of common stock to a non-employee director. Additionally, we issued options to purchase 95,910 shares of common stock to employees. During the three months ended March 31, 2016, we issued options to purchase 1,767 shares of common stock to a non-employee director. Additionally, we issued options to purchase 10,167 shares of common stock to consultants and advisors. The weighted-average fair value of the options granted during 2017 and 2016 was estimated at $0.59 and $2.10 per share, respectively, on the date of grant. During the three months ended March 31, 2017 and 2016, no options were exercised.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Volatility	127.2%	76.0%
Expected term (years)	3.2	2.7
Risk-free interest rate	1.42%	1.1%
Dividend yield	0%	0%

NOTE 10 – WARRANTS

On February 28, 2017, Russell Richerson, PhD, resigned as chief operating officer of the Company, effective immediately. Dr. Richerson entered into a separation release of claims agreement (“Separation Agreement”) pursuant to which we issued Dr. Richerson a warrant to purchase 76,726 shares of Common Stock with an exercise price of $0.75 per share and a term of 3.5 years.

In connection with the sale of our Series C Preferred Stock in March 2017, we issued an aggregate of: (i) 266,673 Series M common stock purchase warrants (“Series M Warrants”), (ii) 266,673 Series N common stock purchase warrants (“Series N Warrants”) and (iii) 266,673 Series O common stock purchase warrants (“Series O Warrants”) (collectively, the “Warrants”). The Series M Warrants have an exercise price of $0.90 per share, subject to adjustment, and a term of five (5) years from the date of issuance, the Series N Warrants have an exercise price of $0.75 per share, subject to adjustment, and a term of six (6) months from the date of issuance and the Series O warrants have an exercise price of $0.75, subject to adjustment, and a term of twelve (12) months from the date of issuance. The Warrants are immediately exercisable and separately transferable from the Series C Preferred Stock. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Warrants may be exercised on a cashless basis after 6 months from the issuance date. The Warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. Additionally, the Warrants contain anti-dilution protection until the twelve (12) month anniversary of the issuance date.

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	5,203,436	$4.56
Issued	876,745	0.80
Expired	(4,437)	$4.50
Outstanding at March 31, 2017	6,075,744	$3.83	2.0	$—

Exercisable at March 31, 2017	6,069,581	$3.83	2.0	$—

The following table summarizes outstanding common stock purchase warrants as of March 31, 2017:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	104,813	$7.64	June 2017 through August 2020
Issued pursuant to 2013 financings	155,819	$61.11	December 2017 through August 2018
Issued pursuant to 2014 financings	96,412	$34.50	June 2019
Issued pursuant to 2015 financings	785,339	$8.65	July 2017 through January 2021
Issued pursuant to 2016 financings	4,133,342	$0.53	June 2017 through December 2021
Issued pursuant to 2017 financings	800,019	$0.80	September 2017 through March 2022
	6,075,744

Total stock-based compensation expense of approximately $30,000 and $0 was recognized for warrants and included in the statement of operations for the three months ended March 31, 2017 and 2016, respectively.

NOTE 11 – SUBSEQUENT EVENTS

In April 2017, we offered and sold 90.43148 units, in a private placement to certain accredited investors for gross proceeds of approximately $90,000. The Series C preferred stock has a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.75 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales for a period of 12 months from the date of issuance. The warrants include (i) 120,578 Series M common stock purchase warrants with a price per share of $0.90 and a term of five years from the date of issuance, (ii) 120,578 Series N common stock purchase warrants with a price per share of $0.75 and a term of six months from the date of issuance and (iii) 120,578 Series O common stock purchase with a price per share of $0.75 and a term of six months from the date of issuance. The common shares underlying the Series C preferred stock are subject to adjustment in the in the event of stock splits and dividends, subsequent equity sales, pro rata distributions and fundamental transactions. In the event that the shares underlying all of the warrants issued in the March through April 2017 Offering are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, fundamental transactions, and pro rata distributions. The warrants also contain anti-dilution protection for a period of 12 months from the date of issuance.

In April 2017, we issued an aggregate of 50,000 shares of common stock to shareholders pursuant to the conversion of 26.5 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, capital raising, pre-clinical studies and clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on several assumptions and currently available information and are subject to several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements because of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 17, 2017.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

•	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Results of Operations - Analysis of our financial results comparing the three months ended March 31, 2017 to the comparable period of 2016.

•	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

A review of ongoing investigator led clinical trials resulted in the discontinuation of studies to realign with our mipsagargin clinical strategy of prioritizing smaller, potentially faster to market indications, pursuing mipsagargin combinations with standard of care, and conducting key clinical trials as company sponsored studies. Larger market indications will be pursued subsequently. The investigator led studies that were discontinued during the realignment were G202-004 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Efficacy, Safety and CNS Exposure of G-202 in Patients with Recurrent or Progressive Glioblastoma), G202-005 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 Administered in the Neoadjuvant Setting Followed by Radical Prostatectomy in Patients with Adenocarcinoma of the Prostate) and G202-006 (An Open-Label, Single-Arm, Phase II Study to Evaluate the Safety and Activity of G-202 in Patients with Clear Cell Renal Cell Carcinoma that Expresses PSMA); all studies were closed December 2016

In January 2015, we presented preliminary results from our Phase II study of mipsagargin in advanced liver cancer patients, and these data were updated in May 2015 when we received a final clinical study report. We consider the results of the study to be positive, with 41% of evaluable patients demonstrating a reduction in tumor burden, 63% of treated patients having stable disease, and a median time to progression of 4.5 months. Additionally, the trial demonstrated that mipsagargin is effective at destroying the vascularity of solid tumors thereby starving the tumor. These results support our plans to continue the development of mipsagargin for patients with liver cancer, as well as proceed with our development strategy in other indications.

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

Recent Developments

•	On April 24, 2017, April 18, 2017 and March 17, 2017, we completed the private placement of an aggregate of approximately $290,000 of our securities.

•	In January 2017, we further enhanced our management team with the appointments of David J. Maloney and Matthew Boxer, both of whom will serve as vice president & co-head of translational medicine.

•	On December 15, 2016, we completed the private placement of $1 million of our securities.

•	On November 17, 2016, we completed a 1:30 reverse stock split of our common stock.

•	In October 2016, we strengthened our board of directors with the appointment of Dr. Richard Buller and Dr. Clair Thom. Both Dr. Buller and Dr. Thom bring considerable oncology and drug development experience to our board of directors.

•	In October 2016, we further enhanced our management team with the appointment of Michael Elliott as Vice President of Clinical Operations.

•	Effective August 1, 2016, the Company initiated its corporate reorganization plan by changing its name from GenSpera, Inc. to Inspyr Therapeutics, Inc. and changing its ticker symbol from GNSZ to NSPX.

•	On August 2, 2016 and August 8, 2016, respectively, we entered into employment agreements with Christopher Lowe and Ronald Shazer to serve as our chief executive officer and chief medical officer, respectively. At such time, Mr. Lowe also joined the Company’s board of directors.

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of March 31, 2017 we had an accumulated deficit of approximately $49.5 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at March 31, 2017 was approximately $0.03 million, representing 13% of total assets. In December of 2016 we completed a private placement of $1 million of our securities. In March of 2017 we completed an additional private placement of $200,000. Based on our current expected level of operating expenditures, we expect to be able to fund our operations, taking into account the December 2016 offering and March 2017 offering, into the second quarter of 2017. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

We anticipate raising additional cash through the private or public sales of equity or debt securities, collaborative arrangements, licensing agreements or a combination thereof, to continue to fund our operations and the development of our product candidates. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing pre-clinical studies and potential clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2016 Annual Report on Form 10-K.

Result of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended March 31, 2017 and 2016, and we do not anticipate generating any revenues during 2017. Net losses for the three months ending March 31, 2017 and 2016 were approximately $0.7 million and $0.5 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.9 million and $1.0 million during the three months ended March 31, 2017 and 2016, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended March 31,		Change in 2017 versus 2016
	2017	2016	$	%
	(amount in thousands)
Operating Expenses
Research and development	$465	$323	$142	44%
General and administrative	460	707	(247)	(35)%
Total operating expenses	$925	$1,030	$(105)	(10)%

Research and Development Expenses

Research and development expenses totaled approximately $0.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The increase of approximately $0.2 million, or 67%, for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an increase in compensation cost related to the employment of new personnel and an increase in research activities, partially offset by a decrease in legal expense.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.5 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. The decrease of approximately $0.2 million, or 29%, for the three months ended March 31, 2017 compared to the same period in 2016, was primarily as a result of a decrease from prior year spending related to corporate communication and business development costs.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.3 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,		Change in 2017 Versus 2016
	2017	2016	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$1,683	$538	$1,145	213%
Interest income (expense), net	(1,417)	2	(1,419)	(100)%
Total other income (expense)	$266	$540	$(274)	(51)%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of $1,683 during the three months ended March 31, 2017 compared to a gain in the fair value of our derivative liability of $538,000 during the three months ended March 31, 2016. The change in the fair value of our derivative liability results from our private placements in March 2017 and December 2015 and 2016, when we issued convertible preferred stock and warrants with anti-dilutive features. Refer to Note 6 in our financial statements for further discussion on our derivative liability.

Interest income (expense)

We had net interest expense of $1.4 million in the three months ended March 31, 2017 compared to a net interest income of approximately $2,000 for the three months ended March 31, 2016. The increase of $1.4 million was attributable to changes in the value of our derivative instruments due to modifications as well as new derivative instruments with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $49.5 million as of March 31, 2017 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of $36.1 million. Cash and cash equivalents at March 31, 2017 were $0.03 million.

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the second quarter of 2017. This assumes that we spend minimally on general operations and only continue conducting our ongoing pre-clinical studies, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Three months ended March 31,		Change in 2017 versus 2016
	2017	2016	$	%
	(amount in thousands)
Cash at beginning of period	$547	$2,465	$(1,918)	(78)%
Net cash used in operating activities	(706)	(907)	201	22%
Net cash used in investing activities	(3)	─	(3)	(100)%
Net cash provided by financing activities	195	─	195	100%
Cash at end of period	$33	$1,558	$(1,525)	(98)%

Cash totaled approximately $0.03 million and $1.6 million as of March 31, 2017 and 2016, respectively. The decrease of approximately $1.5 million at March 31 2017 compared to the same period in 2016 was primarily attributable to a reduction in cash raised through private placements, which resulted in less cash available to offset operating losses.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.7 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. Cash used for operations declined by approximately $0.2 million, or 22%, during the three months ended March 31, 2017, compared to the same period in 2016. The decrease in cash used was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $0.2 million.

Net Cash Provided by Investing Activities

There was $3,000 used in investing activities for the three months ended March 31, 2017 compared to no cash used in investing activities for the three months ended March 31, 2016. The cash used in investing activities was due to purchases of office equipment in 2017.

Net Cash Provided by Financing Activities

There was $195,000 provided by financing activities for the three months ended March 31, 2017 compared to no cash provided by financing activities for the three months ended March 31, 2016. The increase of $0.2 million, or 100%, in cash provided by financing activities for the three months ended March 31, 2017 compared to 2016 is attributable to a 2017 private placement in which we raised approximately $0.2 million in net proceeds.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2017. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of March 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2017 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing by the third quarter of 2017.

Since our inception, we have funded our operations through the sale of our securities. Our cash and cash equivalents balance at March 31, 2017 was $0.03 million. Although we raised approximately $850,000 in gross proceeds pursuant to our December 2016 private placement and approximately $285,000 in gross proceeds pursuant to our March 2017 – April 2017 private placement, based on our current expected level of operating expenditures, we expect to only be able to fund our operations into the second quarter of 2017, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing preclinical studies or planned clinical trials, cease operations altogether or file for bankruptcy.

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

Risks Relating to Our Stage of Development and Business

Although, we have been able to attract a new executive management team, if we are unable to successfully integrate our new management team and secure additional members and employees, our business could be harmed.

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

From inception through April 30, 2017, and including our recent financing in March and April 2017 whereby we received gross proceeds of approximately $285,000, we have raised approximately $36.1 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $49.5 million. Our net losses for the two most recent fiscal years ended December 31, 2016 and 2015 were $3.6 million and $5.9 million, respectively. Our net loss for the three months ended March 31, 2017 was approximately $0.7 million. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. Currently, our only product candidate in clinical development is mipsagargin, which has completed an open label single arm Phase II clinical trial in refractory liver cancer. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

Our product candidates are at various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval to market and sell such products. To date, we have dedicated substantially all of our efforts and financial resources to the development of mipsagargin and depend heavily on its success. We will need to devote significantly more research and development efforts, financial resources and personnel to develop commercially viable products and obtain regulatory approvals. We may encounter hurdles and unexpected issues as we proceed in the development of mipsagargin and our other product candidates. While initial data from our completed pre-clinical studies and clinical trials appear promising, the outcome of the current trials is uncertain and these trials or future trials may ultimately be unsuccessful. If we fail to develop and successfully commercialize our product candidates, our business may be materially harmed and could fail.

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

We currently have no internal manufacturing capability, and intend to rely exclusively on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, the failure of any of our third-party FDA regulated manufactures or suppliers to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our pre-clinical studies and proposed clinical trials and product development plans. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or secure third party suppliers for raw materials. In the event that we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event could materially impact our business prospects and could delay the development of our proposed products. Moreover, we cannot give any assurance that the contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our own specifications.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize our product candidates.

Our business plan relies heavily on third party collaborators, partners, licensees, clinical research organizations, clinical investigators, vendors or other third parties to support our research and development efforts and to conduct pre-clinical studies and clinical trials for our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, these third parties on a commercially reasonable basis, if at all. Additionally, to commercialize our proposed products, we intend to rely on third party licensees or the outright sale of our proposed products to pharmaceutical partner(s). If we fail to establish or maintain such third-party relationships as anticipated, our business could be adversely effected.

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

The therapeutic component of mipsagargin, is derived from the seeds of the Thapsia garganica plant, which grows along the coastal regions of the Mediterranean Sea. We currently secure the seeds from Thapsibiza, SL, a third-party supplier. There can be no assurances that Thapsia garganica will continue to grow in sufficient quantities to produce a commercial supply or that the countries from which we can secure Thapsia garganica will continue to allow the collect and/or export of such seeds. The process of importing Thapsia garganica seeds is subject to U.S. import and export laws and controls. Our supply agreement with Thapsibiza, SL (our sole supplier) expires on April 6, 2022. In the event that we are no longer able to obtain these seeds, we may not be able to produce our proposed drug and our business will be adversely affected.

We may be required to expend significant capital to locate, secure and finance land for the cultivation and harvesting of Thapsia garganica.

We believe that we can satisfy our needs for the clinical development of mipsagargin, through completion of a Phase III clinical study from Thapsia garganica that grows naturally in the wild. In the event mipsagargin is approved for commercial marketing and is widely adopted by the medical community, our current supply of Thapsia garganica may not be sufficient. In order to secure sufficient quantities of Thapsia garganica, we would need to secure adequate acreage of land to cultivate and grow Thapsia garganica . We have not yet fully assessed the amount of land or other costs that would be associated with a full-scale farming operation. There can be no assurances that we will be able to secure sufficient acres of land, or the capital to purchase or lease such land, to grow sufficient quantities of Thapsia garganica to manufacture mipsagargin on a commercial scale. Our inability to secure adequate seeds could adversely impact our business.

The synthesis of our therapeutic compounds must be conducted in special facilities, which limits the locations where it may be manufactured.

We are required to manufacture our therapeutic compounds that are to be used in our pre-clinical studies and clinical trials in FDA approved facilities. There are a limited number of manufacturing facilities qualified to handle and manufacture toxic therapeutic agents and compounds. This limits the number of potential manufacturing sites for our therapeutic compounds derived from Thapsia garganica. No assurances can be provided that these facilities will be available for the manufacture of our therapeutic compounds under our time schedules or within the parameters of our manufacturing budget. In the event facilities are not available for the manufacturing of our therapeutic compounds, we may not be able to complete our pre-clinical studies and clinical trials and our business and future prospects would be adversely affected.

Our therapeutic compounds may not be able to be manufactured profitably on a large enough scale to support commercialization.

To date, our therapeutic compounds have only been manufactured at a scale which is adequate to supply our research activities and potentially, our early-stage clinical trials. There can be no assurance that the procedures currently used to manufacture our therapeutic compounds will work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient quantities for commercialization, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

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

The design of our clinical trials will be based on many assumptions about the expected effect of our product candidate and if those assumptions are incorrect, our clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of early pre-clinical studies and clinical trials. Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that may be obtained from later trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. Our products may not prove to be safe and effective in clinical trials and may not meet all regulatory requirements needed to receive regulatory approval. While data from our completed trials appear promising, the outcome of the current trials is uncertain and these trials or future trials may ultimately be unsuccessful. Our clinical trials may among other things, not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

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

We are currently conducting pre-clinical combination studies with mipsagargin for the treatment of hepatocellular carcinoma and we anticipate commencing clinical trials thereafter. The initiation, continuation and/or completion of these studies are dependent on a number of factors, including adequate capital to fund the clinical trials and patient enrollment at the trial sites. At present, we have limited capital resources and require significant additional capital to complete any future clinical trials that we may initiate. Our failure to enroll sufficient patients or to finance our clinical trials could materially harm our business.

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

The market prices for the securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, such as ours, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

•	our ability retain and augment our current management team and workforce;
•	the development status of our drug candidates, particularly the results of our anticipated clinical trials;
•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;
•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;
•	disputes or other developments concerning our proprietary rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;
•	additions or departures of key personnel;
•	loss of any strategic relationship;
•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;
•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
•	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;
•	regulatory developments in the United States or foreign countries; and
•	economic, political and other external factors.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 "blank check" shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of April 30, 2017, we have issued and outstanding 1,582,417 shares of common stock and 16,799,538 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities. As of April 30, 2017, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 1,769.825 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 961 are outstanding and 290.4318 shares of Series C 0% Convertible Preferred Stock, that are all outstanding. Accordingly, we are entitled to issue up to 131,618,045 additional shares of common stock, and 29,996,856 additional shares of "blank check" preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of April 30, 2017, we had 1,582,417 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 1,769.825 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 961 Series B 0% Convertible Preferred Stock outstanding and 290.4318 shares of Series C 0% Convertible Preferred Stock issued and outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred and Series B 0% Convertible Preferred shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of April 30, 2017, we had reserved for issuance (i) 4,341,080 shares of our common stock issuable upon the conversion of 1,769.825 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 2,357,170 shares of our common stock issuable upon the conversion of 961 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 774,484 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March - April 2017 offering, (iv) 8,632,472 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $3.66 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March - April 2017 offering and (v) 363,152 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $8.52 per share. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

Historically, after a reverse stock split, the market price of a company’s shares declines. On November 17, 2016 we completed a 1:30 reverse stock split. Immediately after the reverse stock split, the price of our common shares was $2.75. As of April 30, 2017, the price of our common stock had decreased to $0.52. There can be no assurance that the price of our common stock does not continue to decline.

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

Recent Sale of Unregistered Securities

The following information is given with regard to unregistered securities sold since January 1, 2017. The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering.

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

•	In March through April 2017, we offered and sold 290.43148 units, in a private placement to certain accredited investors for gross proceeds of approximately $290,000. The Series C preferred stock has a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.75 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales for a period of 12 months from the date of issuance. The warrants include (i) 387,251 Series M common stock purchase warrants with a price per share of $0.90 and a term of five years from the date of issuance, (ii) 387,251 Series N common stock purchase warrants with a price per share of $0.75 and a term of six months from the date of issuance and (iii) 387,251 Series O common stock purchase with a price per share of $0.75 and a term of six months from the date of issuance. The common shares underlying the Series C preferred stock are subject to adjustment in the in the event of stock splits and dividends, subsequent equity sales, pro rata distributions and fundamental transactions. In the event that the shares underlying all of the warrants issued in the March through April 2017 Offering are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, fundamental transactions, and pro rata distributions. The warrants also contain anti-dilution protection for a period of 12 months from the date of issuance.

•	In April 2017, we issued an aggregate of 50,000 shares of Common Stock to shareholders pursuant to the conversion of 26.5 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

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

INSPYR THERAPEUTICS, INC.

Date: May 15, 2017	/s/ Christopher Lowe
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation for dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.05(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	3.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant		8-K	4.02	333-153829	9/09/09

4.07	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.08	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.09	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.10**	Amended and Restated 2009 Executive		10-K	4.11	333-153829	3/29/13
	Compensation Plan amended on March 25, 2013

4.11	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.12	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.13	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.14**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.15	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.16**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.17	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.18**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.19	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.20	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.21	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.22	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.23	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/16/13

4.24	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.25	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.26	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.27	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.28	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.29	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.30	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.31	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.32	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.33	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.34	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.35	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.35	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.36**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.37**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.01	000-55331	7/20/16

4.38	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.39	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.40	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.41	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.42	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.43	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.01	000-55331	8/10/16

10.12**	Ronald Shazer Employment Agreement	8-K	10.01	000-55331	8/10/16

10.13**	Form of Separation Agreement with Russell Richerson dated February 28, 2017	8-K	10.01	000-55331	3/03/17

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	***

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

