Form 10-Q
period 2017-06-30
Inspyr Therapeutics, Inc.
filed 2017-08-14
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒  No

As of August 5, 2017, the issuer had 8,744,589 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on April 17, 2017. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2017), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock and our $.0.0001 par value Series C preferred stock unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on November 17, 2016 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and six month periods ended June 30, 2017 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2017. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, pre-clinical studies and potential clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations), express, our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	attract, build and retain a senior management team;
●	manage our business given continuing operating losses and negative cash flows;
●	obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
●	build the infrastructure necessary to support the growth of our business;
●	manage competitive factors and developments beyond our control;
●	manage scientific and medical developments which may be beyond our control;
●	manage the governmental regulation of our business including state, federal and international laws;

●	successfully complete our anticipated clinical trials and pre-clinical studies of our proposed drug candidates and gain regulatory approval to market such product;
●	maintain and protect our intellectual property;
●	obtain patents based on our current and/or future patent applications;
●	obtain and maintain other rights to technology required or desirable to conduct or expand our business;
●	achieve any potential strategic benefits of licensing transactions, collaborations, acquisitions, or in-licensing of new technologies, if any; and
●	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this Quarterly Report.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6	$547
Prepaid expenses	31	112
Total current assets	37	659
Office equipment, net of accumulated depreciation of $2 and $0	5	4
Intangible assets, net of accumulated amortization of $152 and $145	60	68
Other assets	3	3
Total assets	$105	$734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,602	$1,238
Accrued expenses	709	384
Derivative liability	2,227	2,541
Total current liabilities	4,538	4,163
Total liabilities	4,538	4,163

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 3,000 and 2,828 shares issued and outstanding, respectively	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 1,622,417 and 1,398,832 shares issued and outstanding, respectively	—	—
Additional paid-in capital	45,597	45,391
Accumulated deficit	(50,030)	(48,820)

Total stockholders’ deficit	(4,433)	(3,429)

Total liabilities and stockholders’ deficit	$105	$734

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$500	$323	$965	$646
General and administrative	321	384	781	1,091
Total operating expenses	821	707	1,746	1,737

Loss from operations	(821)	(707)	(1,746)	(1,737)

Other income (expense):
Gain on change in fair value of derivative liability	315	217	1,998	755
Interest income (expense), net	(45)	—	(1,462)	2

Loss before provision for income taxes	(551)	(490)	(1,210)	(980)

Provision for income taxes	—	—	—	—

Net loss	$(551)	$(490)	$(1,210)	$(980)

Net loss per common share, basic and diluted	$(0.35)	$(0.35)	$(0.79)	$(0.70)

Weighted average shares outstanding	1,589,890	1,392,079	1,527,536	1,392,079

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	2,828	$—	1,398,832	$—	$45,391	$(48,820)	$(3,429)

Stock-based compensation	—	—	—	—	138	—	138

Conversion of preferred stock	(118)	—	223,585	—	—	—	—

Reclasification of derivative liability	—	—	—	—	68	—	68

Sale of preferred stock and warrants at $1.00 per share	285	—	—	—	285	—	285

Preferred stock and warrants issued for services	5	—	—	—	5	—	5

Derivative liability	—	—	—	—	(290)	—	(290)

Net loss	—	—	—	—	—	(1,210)	(1,210)

Balance, June 30, 2017 (unaudited)	3,000	$—	1,622,417	$—	$45,597	$(50,030)	$(4,433)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,210)	$(980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	11
Stock-based compensation	143	38
Gain on change in fair value of derivative liability	(1,998)	(755)
Finance cost	1,462	—
Decrease in operating assets:
Prepaid expenses	81	46
Increase in operating liabilities:
Accounts payable and accrued expenses	689	101
Cash used in operating activities	(823)	(1,539)

Cash flows from investing activities:
Acquisition of office equipment	(3)	—
Cash used in investing activities	(3)	—

Cash flows from financing activities:
Proceeds from sale of stock and warrants	285	—
Cash provided by financing activities	285	—

Net decrease in cash	(541)	(1,539)
Cash, beginning of period	547	2,465

Cash, end of period	$6	$926

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

We are a clinical stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current cytotoxic chemotherapy treatments. Our lead drug candidate, mipsagargin, has completed an open label single arm Phase II clinical trial in patients with advanced hepatocellular carcinoma (HCC) or liver cancer.

Our major focus for the next twelve to eighteen months is the (i) development of a clinical protocol for and enrollment into a dose optimization trial of single-agent mipsagargin followed by a clinical trial in patients with advanced HCC, (ii) completion of the non-clinical study of mipsagargin in combination with Nexavar ® in liver tumor models (iii) development of a Phase 1b clinical protocol of mipsagargin in combination with Nexavar ® in patients with Nexavar ® naïve HCC in anticipation of positive non-clinical data, (iv) completion of a nonclinical study of mipsagargin in combination with paclitaxel and in combination with DC101 (Cyramza surrogate antibody) in gastric cancer tumor models, (v) ongoing business development discussions with potential development partners, (vi) evaluation of mipsagargin (single agent and in combination with standard of care) in nonclinical models of other solid tumor types that express PSMA, (vii) evaluate our PSMA-peptide prodrug technology with new linkers and new payloads in non-clinical models, and (viii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field.

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

In February 2017, we announced the start of our second nonclinical combination study of mipsagargin in combination with paclitaxel in gastric cancer tumor models. In addition, the Company plans to evaluate Mipsagargin in combination with DC101 (Cyramza® surrogate antibody). This study is on hold.

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

The opinion of our independent registered accounting firm on our December 31, 2016 financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have an accumulated deficit of $50 million as of June 30, 2017. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at June 30, 2017 was $6,000, representing 6% of our total assets. Based on our current expected level of operating expenditures, and financings completed in the first and second quarters of 2017, we expect to be able to fund our operations into the third quarter of 2017. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

Our auditors’ report issued in connection with our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operations which means that our shareholders will lose their entire investment.

NOTE 3 – SUMMARY OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Basis of Presentation

The accompanying condensed financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim financial statements as of and for the three and six months ended June 30, 2017 and 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future period. All references to June 30, 2017 and 2016 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2016, included in the Company’s annual report on Form 10-K filed with the SEC on April 17, 2017.

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

We incurred research and development expenses of approximately $0.5 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. We incurred research and development expenses of approximately $1.0 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of June 30, 2017 and 2016, as they would be anti-dilutive:

	Six months ended June 30,
	2017	2016
Shares underlying options outstanding	363,387	187,171
Shares underlying warrants outstanding	5,103,542	1,336,300
Shares underlying convertible preferred stock outstanding	5,499,742	411,806
	10,966,671	1,935,277

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for convertible preferred stock with anti-dilution provisions, and related warrants, as of June 30, 2017. The table below summarizes the fair values of our financial liabilities as of June 30, 2017 (in thousands):

	Fair Value at June 30,	Fair Value Measurement Using
	2017	Level 1	Level 2	Level 3

Derivative liability	$2,227	$—	$—	$2,227

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the six months ended June 30, 2017 (in thousands):

Balance at beginning of period	$2,541
Additions to derivative instruments	1,752
Reclassification on conversion	(68)
Gain on change in fair value of derivative liability	(1,998)
Balance at end of period	$2,227

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2017 that are of significance or potential significance to the Company.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Six Months Ended June 30,
	2017	2016
Non-cash financial activities:
Derivative liability issued	1,462	—
Preferred stock and warrants issued for fees	5	—

There was no cash paid for interest and income taxes for the six months ended June 30, 2017 and 2016.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued compensation and benefits	$326	$62
Accrued research and development	126	126
Accrued other	257	196
Total accrued expenses	$709	$384

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

In March and April 2017, we issued shares of Series C convertible preferred stock which contain anti-dilution protection and other conversion price adjustment provisions, and related warrants which contain anti-dilution protection and other exercise price adjustment provisions. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that this series of preferred stock, and related warrants, is subject to derivative accounting. The fair value of these shares is classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations. We have recorded a finance cost of approximately $0.2 million due to the excess of the liability over the proceeds received.

As a result of recent equity financings, the conversion prices of our Series A Preferred Stock and our Series B preferred stock has been reduced to $0.53 per share. The exercise prices of the warrants issued in conjunction with the Series B preferred stock have also been reduced to $0.53 per share. As a result, we have recorded a finance cost of approximately $1.3 million due to the repricing during the six months ended June 30, 2017.

During the six months ended June 30, 2017, we recorded a gain of approximately $2.0 million related to the change in fair value of the derivative liabilities during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at June 30, 2017 are as follows:

2017
Volatility	111%-254%
Expected term (years)	1 - 58 months
Risk-free interest rate	0.84% -1.89%
Dividend yield	None

During the six months ended June 30, 2016, we recorded a gain of approximately $0.8 million related to the change in fair value of the derivative liability during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

2016
Volatility	68%
Expected term (years)	12 months
Risk-free interest rate	0.48%
Dividend yield	None

As of June 30, 2017 and December 31, 2016, the derivative liability recognized in the financial statements was approximately $2.2 million and $2.5 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis. Rent expense for office space amounted to $0 and approximately $30,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of June 30, 2017, as no Sale Event has occurred prior to such date.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

In March and April, 2017, we sold 290.4 shares of Series C 0% Convertible Preferred Stock. The Series C Preferred Stock has a stated value of $1,000 and is immediately convertible into 387,251 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $0.75, subject to adjustment. The Conversion Price is subject to certain reset adjustments as more fully described in the Certificate of Designation (as defined below), including (a) the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split. The Series C Preferred Stock has anti-dilution protection until such the twelve (12) month anniversary of the issuance of the Series C Preferred Stock. See “March 2017 Offering” and “April 2017 Offering” below for further discussion.

Between January 1 and June 30, 2017, 79.5 shares of Series A Preferred Stock and 39 shares of Series B Preferred Stock were converted into a total of 223,585 shares of common stock.

Common Stock

Between January 1 and June 30, 2017, we issued a total of 223,585 shares of common stock upon the conversion of 79.5 shares of Series A Preferred Stock and 39 shares of Series B Preferred Stock.

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

April 2017 Offering

In April, 2017, we sold $90,431 of the Company’s securities consisting of 90.4 shares of Series C 0% Convertible Preferred Stock and an aggregate of 361,734 common stock purchase warrants as described below. The Series C Preferred Stock has a stated value of $1,000 and is immediately convertible into 120,578 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $0.75, subject to adjustment. The Conversion Price is subject to certain reset adjustments including the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split. The Series C Preferred Stock has anti-dilution protection until the twelve month anniversary of the issuance of the Series C Preferred Stock.

The Investors also received an aggregate of approximately: (i) 120,578 Series M common stock purchase warrants (“Series M Warrants”), (ii) 120,578 Series N common stock purchase warrants (“Series N Warrants”) and (iii) 120,578 Series O common stock purchase warrants (“Series O Warrants”) (collectively, the “Warrants”). The Series M Warrants have an exercise price of $0.90 per share, subject to adjustment, and a term of five (5) years from the date of issuance, the Series N Warrants have an exercise price of $0.75 per share, subject to adjustment, and a term of six (6) months from the date of issuance and the Series O warrants have an exercise price of $0.75, subject to adjustment, and a term of twelve (12) months from the date of issuance. The Warrants are immediately exercisable and separately transferable from the Series C Preferred Stock. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Warrants may be exercised on a cashless basis after 6 months from the issuance date. The Warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. Additionally, the Warrants contain anti-dilution protection until the twelve (12) month anniversary of the issuance date.

NOTE 9 – STOCK OPTIONS

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of operations for the six months ended June 30, 2017 and 2016 was as follows:

	Six months ended June 30,
	2017	2016

Research and development	$91	$10
General and administrative	47	28
	$138	$38

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	268,877	$24.15
Granted	100,580	$0.55
Forfeited	(6,070)	$73.67
Outstanding at June 30, 2017	363,387	$8.05	4.9	$—

Exercisable at June 30, 2017	172,738	$14.13	3.3	$—

As of June 30, 2017, there was approximately $158,000 of total unrecognized compensation cost related to non-vested stock options which vest which vest over time, and is estimated to be recognized $66,000 in 2017, $68,000 in 2018, $12,000 in 2019 and $12,000 in 2020.

During the six months ended June 30, 2017, we issued options to purchase 4,670 shares of common stock to non-employee directors. Additionally, we issued options to purchase 95,910 shares of common stock to employees. During the six months ended June 30, 2016, we issued options to purchase 3,533 shares of common stock to non-employee directors. Additionally, we issued options to purchase 10,167 shares of common stock to consultants and advisors. The weighted-average fair value of the options granted during 2017 and 2016 was estimated at $0.59 and $2.10 per share, respectively, on the date of grant. During the six months ended June 30, 2017 and 2016, no options were exercised.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
Volatility	128.5%	76.3%
Expected term (years)	3.2	2.8
Risk-free interest rate	1.41%	1.1%
Dividend yield	0%	0%

NOTE 10 – WARRANTS

On February 28, 2017, Russell Richerson, PhD, resigned as chief operating officer of the Company, effective immediately. Dr. Richerson entered into a separation release of claims agreement (“Separation Agreement”) pursuant to which we issued Dr. Richerson a warrant to purchase 76,726 shares of Common Stock with an exercise price of $0.75 per share and a term of 3.5 years.

In connection with the sale of our Series C Preferred Stock in March and April 2017, we issued an aggregate of: (i) 387,251 Series M common stock purchase warrants (“Series M Warrants”), (ii) 387,251Series N common stock purchase warrants (“Series N Warrants”) and (iii) 387,251 Series O common stock purchase warrants (“Series O Warrants”) (collectively, the “Warrants”). The Series M Warrants have an exercise price of $0.90 per share, subject to adjustment, and a term of five (5) years from the date of issuance, the Series N Warrants have an exercise price of $0.75 per share, subject to adjustment, and a term of six (6) months from the date of issuance and the Series O warrants have an exercise price of $0.75, subject to adjustment, and a term of twelve (12) months from the date of issuance. The Warrants are immediately exercisable and separately transferable from the Series C Preferred Stock. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Warrants may be exercised on a cashless basis after 6 months from the issuance date. The Warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. Additionally, the Warrants contain anti-dilution protection until the twelve (12) month anniversary of the issuance date.

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	5,203,436	$4.56
Issued	1,238,479	0.80
Expired	(1,338,373)	$0.58
Outstanding at June 30, 2017	5,103,542	$4.47	2.2	$—

Exercisable at June 30, 2017	5,097,829	$4.47	2.2	$—

The following table summarizes outstanding common stock purchase warrants as of June 30, 2017:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	104,213	$7.24	January 2018 through August 2023
Issued pursuant to 2013 financings	155,819	$61.11	December 2017 through August 2018
Issued pursuant to 2014 financings	96,412	$34.50	June 2019
Issued pursuant to 2015 financings	785,339	$8.65	July 2017 through January 2021
Issued pursuant to 2016 financings	2,800,006	$0.53	December 2017 through December 2021
Issued pursuant to 2017 financings	1,161,753	$0.80	September 2017 through April 2022
	5,103,542

Total stock-based compensation expense of approximately $30,000 and $0 was recognized for warrants and included in the statement of operations for the six months ended June 30, 2017 and 2016, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On July 31, 2017, we completed a share exchange agreement whereby we acquired 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc. in exchange for 7,122,172 shares of our common stock (50% of our issued and outstanding common stock, including common shares issuable upon conversion of all of our preferred stock). Certain of the common shares we issued to the shareholders of Lewis & Clark are escrowed, subject to certain indemnification provisions.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and six months ended June 30, 2017 to the comparable periods of 2016.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

Company Overview

Business

We are a clinical-stage, pre-revenue, pharmaceutical company focused on the development of prodrug cancer therapeutics for the treatment of solid tumors. A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. Our technology platform combines a powerful cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current cytotoxic chemotherapy treatments. Our lead drug candidate, mipsagargin, has completed an open label single arm Phase II clinical trial in patients with advanced hepatocellular carcinoma (HCC) or liver cancer.

Our major focus for the next twelve to eighteen months is the (i) development of a clinical protocol for and enrollment into a dose optimization trial of single-agent mipsagargin followed by a clinical trial in patients with advanced HCC, (ii) completion of the non-clinical study of mipsagargin in combination with Nexavar® in liver tumor models (iii) development of a Phase 1b clinical protocol of mipsagargin in combination with Nexavar® in patients with Nexavar® naïve HCC, (iv) completion of a nonclinical study of mipsagargin in combination with paclitaxel and in combination with DC101 (Cyramza surrogate antibody) in gastric cancer tumor models, (v) ongoing business development discussions with potential development partners, (vi) evaluation of mipsagargin (single agent and in combination with standard of care) in nonclinical models of other solid tumor types that express PSMA, (vii) evaluate our PSMA-peptide prodrug technology with new linkers and new payloads in non-clinical models, and (viii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field.

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

In February 2017, we announced the start of our second nonclinical combination study of mipsagargin in combination with paclitaxel in gastric cancer tumor models. This study is on hold.

While we believe that the data from our nonclinical and completed clinical studies appear promising, the outcome of our ongoing or future studies may ultimately be unsuccessful.

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our business plan, our priority is the completion of the nonclinical studies of mipsagargin in HCC and continuing business development discussions with potential development partners.

Recent Developments

●	On July 31, 2017, we completed a share exchange agreement whereby we acquired 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc. in exchange for 7,122,172 shares of our common stock (50% of our issued and outstanding common stock, including common shares issuable upon conversion of our preferred stock).

●	In July 2017, we further enhanced our management team with the appointments of Larry E. Rodman and Robert D. Thompson, both of whom will serve as vice president of pre-clinical development.

●	In July 2017, we strengthened our board of directors with the appointment of John Montgomery. Mr. Montgomery, a former director of Lewis & Clark Pharmaceuticals, has considerable experience in finance and capital markets.

●	Effective June 1, 2017, we reconstituted the committees of our board of directors whereby; (i) the Audit Committee consists of Scott Ogilvie (Chair), Peter Grebow, PhD, and Claire Thom, Pharm.D, (ii) the Leadership Development and Compensation Committee consists of Peter Grebow, PhD (Chair), Scott Ogilvie and Richard Buller, PhD, MD, and (iii) the Nominating and Corporate Governance Committee consists of Claire Thom, Pharm.D (Chair), and Richard Buller, PhD, MD.

●	On April 24, 2017, April 18, 2017 and March 17, 2017, we completed the private placement of an aggregate of approximately $290,000 of our securities.

●	In January 2017, we further enhanced our management team with the appointments of David J. Maloney and Matthew Boxer, both of whom will serve as vice president & co-head of translational medicine.

Product Development of Mipsagargin

Mipsagargin is a prodrug targeting the tumor vasculature that has therapeutic potential in a wide range of malignancies. However, hepatocellular carcinoma, with promising phase II study results, is our most advanced indication and our initial continued clinical focus. We are actively seeking a potential development and commercialization partner at both multi-national and regional levels to assist with the development of mipsagargin through clinical trials in liver cancer. Our current product development plan of mipsagargin contemplates the following major initiatives:

●	Initiation and completion of a clinical dose optimization study.

●	Initiation of our next clinical trial in patients with advanced HCC.

●	Completion of the nonclinical study of mipsagargin in combination with Nexavar in liver tumor models.

●	Development and enrollment into a Phase Ib clinical study of mipsagargin in combination with Nexavar® in patients with Nexavar® naïve HCC.

●	Continuation of ongoing business development discussions with potential development partners.

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of June 30, 2017 we had an accumulated deficit of approximately $50 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at June 30, 2017 was approximately $6,000, representing 6% of total assets. In December of 2016 we completed a private placement of $1 million of our securities. In March and April of 2017 we completed additional private placements of an aggregate of $290,000. Based on our current expected level of operating expenditures, we expect to be able to fund our operations, taking into account the December 2016 offering and March / April 2017 offerings, into the third quarter of 2017. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Result of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended June 30, 2017 and 2016, and we do not anticipate generating any revenues during 2017. Net losses for the three months ending June 30, 2017 and 2016 were approximately $0.6 million and $0.5 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.8 million and $0.7 million during the three months ended June 30, 2017 and 2016, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended June 30,		Change in 2017 versus 2016
	2017	2016	$	%
	(amount in thousands)
Operating Expenses
Research and development	$500	$323	$177	55%
General and administrative	321	384	(63)	(16)%
Total operating expenses	$821	$707	$114	16%

Research and Development Expenses

Research and development expenses totaled approximately $0.5 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. The increase of approximately $0.2 million, or 55%, for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase in compensation cost related to the employment of new personnel and an increase in research activities, partially offset by a decrease in legal expense.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.3 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively. The decrease of approximately $0.1 million, or 16%, for the three months ended June 30, 2017 compared to the same period in 2016, was primarily as a result of a decrease from prior year spending related to corporate communication and business development costs and professional and consulting fees, partially offset by an increase in compensation

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Change in 2017 Versus 2016
	2017	2016	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$315	$217	$98	45%
Interest income (expense), net	(45)	—	(45)	(100)%
Total other income (expense)	$270	$217	$53	24%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of $0.3 million during the three months ended June 30, 2017 compared to a gain in the fair value of our derivative liability of $0.2 million during the three months ended June 30, 2016. The change in the fair value of our derivative liability results from our private placements in March 2017 and December 2015 and 2016, when we issued convertible preferred stock and warrants with anti-dilutive features. Refer to Note 6 in our financial statements for further discussion on our derivative liability.

Interest income (expense)

We had net interest expense of $0.05 million in the three months ended June 30, 2017 compared to no net interest expense for the three months ended June 30, 2016. The increase of $0.05 million was attributable to new derivative instruments with a value in excess of proceeds received.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the six months ended June 30, 2017 and 2016, and we do not anticipate generating any revenues during 2017. Net losses for the six months ending June 30, 2017 and 2016 were approximately $1.2 million and $1.0 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $1.7 million and $1.7 million during the six months ended June 30, 2017 and 2016, respectively. Operating expenses are comprised of the following factors.

	Six months ended June 30,		Change in 2017 versus 2016
	2017	2016	$	%
	(amount in thousands)
Operating Expenses
Research and development	$965	$646	$319	49%
General and administrative	781	1,091	(310)	(28)%
Total operating expenses	$1,746	$1,737	$9	1%

Research and Development Expenses

Research and development expenses totaled approximately $1.0 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively. The increase of approximately $0.3 million, or 49%, for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase in compensation cost related to the employment of new personnel and an increase in research activities, partially offset by a decrease in legal expense.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.8 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively. The decrease of approximately $0.3 million, or 28%, for the six months ended June 30, 2017 compared to the same period in 2016, was primarily as a result of a decrease from prior year spending related to corporate communication and business development costs and professional and consulting fees, partially offset by an increase in compensation.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.5 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,		Change in 2017 Versus 2016
	2017	2016	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$1,998	$755	$1,243	165%
Interest income (expense), net	(1,462)	2	(1,464)	(100)%
Total other income (expense)	$536	$757	$(221)	(29)%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of $2.0 million during the six months ended June 30, 2017 compared to a gain in the fair value of our derivative liability of $0.8 million during the six months ended June 30, 2016. The change in the fair value of our derivative liability results from our private placements in March 2017 and December 2015 and 2016, when we issued convertible preferred stock and warrants with anti-dilutive features. Refer to Note 6 in our financial statements for further discussion on our derivative liability.

Interest income (expense)

We had net interest expense of $1.5 million in the six months ended June 30, 2017 compared to a net interest income of approximately $2,000for the six months ended June 30, 2016. The increase of $1.5 million was attributable to changes in the value of our derivative instruments due to modifications as well as new derivative instruments with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $50 million as of June 30, 2017 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of $36.1 million. Cash and cash equivalents at June 30, 2017 were $0.01 million.

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the third quarter of 2017. This assumes that we spend minimally on general operations and only continue conducting our ongoing pre-clinical studies, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Six months ended June 30,		Change in 2017 versus 2016
	2017	2016	$	%
	(amount in thousands)
Cash at beginning of period	$547	$2,465	$(1,918)	(78)%
Net cash used in operating activities	(823)	(1,539)	716	47%
Net cash used in investing activities	(3)	—	(3)	(100)%
Net cash provided by financing activities	285	—	285	100%
Cash at end of period	$6	$926	$(920)	(100)%

Cash totaled approximately $0.01 million and $0.9 million as of June 30, 2017 and 2016, respectively. The decrease of approximately $0.09 million at June 30, 2017 compared to the same period in 2016 was primarily attributable to a reduction in cash raised through private placements, which resulted in less cash available to offset operating losses.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.8 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively. Cash used for operations declined by approximately $0.7 million, or 47%, during the six months ended June 30, 2017, compared to the same period in 2016. The decrease in cash used was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $0.09 million and to an increase in accounts payable and accrued expenses of approximately $0.6 million.

Net Cash Provided by Investing Activities

There was $3,000 used in investing activities for the six months ended June 30, 2017 compared to no cash used in investing activities for the six months ended June 30, 2016. The cash used in investing activities was due to purchases of office equipment in 2017.

Net Cash Provided by Financing Activities

There was $285,000 provided by financing activities for the six months ended June 30, 2017 compared to no cash provided by financing activities for the six months ended June 30, 2016. The increase of $0.3 million, or 100%, in cash provided by financing activities for the six months ended June 30, 2017 compared to 2016 is attributable to a 2017 private placement in which we raised approximately $0.3 million in net proceeds.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of June 30, 2017. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of June 30, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending June 30, 2017 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing by the second quarter of 2017.

Since our inception, we have funded our operations through the sale of our securities. Our cash and cash equivalents balance at June 30, 2017 was $0.01 million. Although we raised approximately $850,000 in gross proceeds pursuant to our December 2016 private placement and approximately $285,000 in gross proceeds pursuant to our March 2017 – April 2017 private placement, based on our current expected level of operating expenditures, we expect to only be able to fund our operations into the third quarter of 2017, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing preclinical studies or planned clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

From inception through July 31, 2017, and including our recent financing in March and April 2017 whereby we received gross proceeds of approximately $285,000, we have raised approximately $36.1 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $50 million. Our net losses for the two most recent fiscal years ended December 31, 2016 and 2015 were $3.6 million and $5.9 million, respectively. Our net loss for the six months ended June 30, 2017 was approximately $1.2 million. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. Currently, our only product candidate in clinical development is mipsagargin, which has completed an open label single arm Phase II clinical trial in refractory liver cancer. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We have a limited operating history as a company, and may not be able to effectively operate our business.

Our limited staff and operating history means that there is a high degree of uncertainty regarding our ability to:

●	develop and commercialize our technologies and proposed products;
●	obtain regulatory approval to commence the marketing of our products;
●	identify, hire and retain the needed personnel to implement our business plan;
●	manage growth;
●	achieve market acceptance or insurance reimbursement for any of our proposed products, if successfully developed; or
●	respond to competition.

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

Our proposed products, if approved for marketing, may not achieve market acceptance by the healthcare community since hospitals, physicians, patients or the medical community in general may decide not to utilize them. We are attempting to develop products that are likely to be first approved for marketing as a treatment for late stage cancer where there is no truly effective standard of care. If approved for use in late stage cancer, our proposed products might then be evaluated in earlier stages where they could represent a substantial departure from established treatment methods and would most likely compete with a number of more conventional drugs and therapies which are manufactured and marketed by major pharmaceutical companies. It is too early in the development cycle of our proposed products for us to predict our major competitors. The degree of market acceptance of our products, if developed, will depend on a number of factors, including but not limited to:

●	our ability to demonstrate the clinical efficacy and safety of our proposed products to the medical community;
●	our ability to create products that are superior to alternative products;
●	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and
●	the reimbursement policies of government and third-party payors.

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

Risks Related to the Development and Manufacturing of Our Product Candidates

We intend to rely materially upon third-party FDA-regulated manufacturers and suppliers for our proposed products.

We currently have no material internal manufacturing capability, and intend to rely materially on FDA-approved licensees, strategic partners or third party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, the failure of any of our third-party FDA regulated manufactures or suppliers to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our pre-clinical studies and proposed clinical trials and product development plans. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or secure third party suppliers for raw materials. In the event that we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event could materially impact our business prospects and could delay the development of our proposed products. Moreover, we cannot give any assurance that the contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our own specifications.

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

The market prices for the securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, such as ours, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

●	our ability retain and augment our current management team and workforce;
●	the development status of our drug candidates, particularly the results of our anticipated clinical trials;
●	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;
●	announcements of technological innovations, new commercial products, or other material events by our competitors or us;
●	disputes or other developments concerning our proprietary rights;
●	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;
●	additions or departures of key personnel;

●	loss of any strategic relationship;
●	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;
●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
●	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;
●	regulatory developments in the United States or foreign countries; and
●	economic, political and other external factors.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of August 5, 2017, we have issued and outstanding 8,744,589 shares of common stock and 14,952,894 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities. As of August 5, 2017, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 1,748.625 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 961 are outstanding and 290.4318 shares of Series C 0% Convertible Preferred Stock, that are all outstanding. Accordingly, we are entitled to issue up to 126,302,517 additional shares of common stock, and 29,996,856 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of August 5, 2017, we had 8,744,589 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 1,748.625 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 961 Series B 0% Convertible Preferred Stock outstanding and 290.4318 shares of Series C 0% Convertible Preferred Stock issued and outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred and Series B 0% Convertible Preferred shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of August 5, 2017, we had reserved for issuance (i) 4,289,080 shares of our common stock issuable upon the conversion of 1,780.425 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 2,357,170 shares of our common stock issuable upon the conversion of 961 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 774,484 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March - April 2017 offering, (iv) 6,837,828 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $4.16 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March - April 2017 offering and (v) 363,387 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $8.05 per share. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s assets unless:

●	the Board of Directors approved the transaction in which the stockholder acquired 15% or more of the corporation’s assets;
●	after the transaction in which the stockholder acquired 15% or more of the corporation’s assets, the stockholder owned at least 85% of the corporation’s outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or
●	on or after this date, the merger or sale is approved by the Board of Directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

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

Historically, after a reverse stock split, the market price of a company’s shares declines. On November 17, 2016 we completed a 1:30 reverse stock split. Immediately after the reverse stock split, the price of our common shares was $2.75. As of August 3, 2017, the price of our common stock had decreased to $0.33 There can be no assurance that the price of our common stock does not continue to decline.

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

●	In January 2017, as an inducement to employment for two new employees, we granted two inducement options, each to purchase 47,955 shares of Common Stock (an aggregate of 95,910 shares). Both options have a term of seven (7) years, an exercise price of $0.55 per share and vest as follows: (i) 25% of the options vest monthly over a one year period and (ii) 75% vest monthly over the following thirty-six (36) months. The options were both issued pursuant to our Inducement Award Stock Option Plan.

●	In February 2017, we issued an aggregate of 60,000 shares of Common Stock to shareholders pursuant to the conversion of 31.8 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

●	On February 28, 2017, we issued Dr. Richerson, our former chief operating officer, a warrant to purchase 76,726 shares of Common Stock in connection with his release of claims and separation agreement. The warrant has an exercise price of $0.75 per share and a term of three and a half (3.5) years.

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

●	In March through April 2017, we offered and sold 290.43148 units, in a private placement to certain accredited investors for gross proceeds of approximately $290,000. The Series C preferred stock has a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.75 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales for a period of 12 months from the date of issuance. The warrants include (i) 387,251 Series M common stock purchase warrants with a price per share of $0.90 and a term of five years from the date of issuance, (ii) 387,251 Series N common stock purchase warrants with a price per share of $0.75 and a term of six months from the date of issuance and (iii) 387,251 Series O common stock purchase with a price per share of $0.75 and a term of six months from the date of issuance. The common shares underlying the Series C preferred stock are subject to adjustment in the in the event of stock splits and dividends, subsequent equity sales, pro rata distributions and fundamental transactions. In the event that the shares underlying all of the warrants issued in the March through April 2017 Offering are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, fundamental transactions, and pro rata distributions. The warrants also contain anti-dilution protection for a period of 12 months from the date of issuance.

●	In April 2017, we issued an aggregate of 50,000 shares of Common Stock to shareholders pursuant to the conversion of 26.5 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

●	In May 2017, we issued an aggregate of 20,000 shares of Common Stock to shareholders pursuant to the conversion of 10.6 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

●	In June 2017, we issued an aggregate of 20,000 shares of Common Stock to shareholders pursuant to the conversion of 10.6 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

●	On July 31, 2017, we completed a share exchange agreement whereby we acquired 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc. in exchange for 7,122,172 shares of our common stock (50% of our issued and outstanding common stock, including common shares issuable upon conversion of our preferred stock).

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 31, 2017, we completed a share exchange agreement whereby we acquired 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc. in exchange for 7,122,172 shares of our common stock (50% of our issued and outstanding common stock, including common shares issuable upon conversion of our preferred stock). Certain of the common shares we issued to the shareholders of Lewis & Clark are escrowed, subject to certain indemnification provisions.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

INSPYR THERAPEUTICS, INC.

Date: August 14, 2017	/s/ Christopher Lowe
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013	8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016	8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016	8-K	3.01(i)	000-55331	11/10/16

3.04(ii)	Amended and Restated Bylaws	8-K	3.02	333-153829	1/11/10

3.05(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock	8-K	3.01	000-55331	12/23/15

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock	8-K	3.01	000-55331	12/12/16

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock	8-K	3.01	000-55331	3/20/17

4.01	Specimen of Common Stock Certificate	S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate	8-K	3.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate	8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate	8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010	8-K	4.01	333-153829	1/11/10

4.06**	GenSpera Form of 2007 Equity Compensation Plan Grant and 2009 Executive Compensation Plan Grant	8-K	4.02	333-153829	9/09/09

4.07	Form of 4.0% convertible note issued to shareholder	S-1	4.05	333-153829	10/03/08

4.08	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder	8-K	10.02	333-153829	2/20/09

4.09	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder	8-K	10.02	333-153829	2/20/09

4.10**	Amended and Restated 2009 Executive	10-K	4.11	333-153829	3/29/13
	Compensation Plan amended on March 25, 2013

4.11	Form of Common Stock Purchase Warrant issued Jan - Mar 2010	10-K	4.28	333-153829	3/31/10

4.12	Form of Consultant Warrants issued in May 2010	10-Q	4.29	333-153829	5/14/10

4.13	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.14**	Form of 2007 Equity Compensation Plan Restricted Stock Grant and 2009 Executive Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.15	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.16**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement and 2009 Executive Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.17	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.18**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.19	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.20	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.21	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.22	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/16/13

4.23	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/16/13

4.24	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.25	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.26	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.27	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.28	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.29	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.30	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.31	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.32	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.33	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.34	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.35	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.35	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.36**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.37**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.01	000-55331	7/20/16

4.38	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.39	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.40	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.41	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.42	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.43	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.01	000-55331	8/10/16

10.12**	Ronald Shazer Employment Agreement	8-K	10.01	000-55331	8/10/16

10.13**	Form of Separation Agreement with Russell Richerson dated February 28, 2017	8-K	10.01	000-55331	3/03/17

10.14	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals		8-K	10.01	000-55331	8/03/17

10.15	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction		8-K	10.02	000-55331	8/03/17

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	***

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein

