Form 10-Q
period 2017-09-30
Inspyr Therapeutics, Inc.
filed 2017-11-20
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 7, 2017, the issuer had 9,578,929 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2016 Annual Report on Form 10-K for the year ended December 31, 2016, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on April 17, 2017. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2017), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock and our $.0.0001 par value Series C preferred stock unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on November 17, 2016 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and nine month periods ended September 30, 2017 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2017. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, pre-clinical studies and potential clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations), express, our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including our ability to, without limitation:

●	attract, build and retain a senior management team;
●	manage our business given continuing operating losses and negative cash flows;
●	obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
●	build the infrastructure necessary to support the growth of our business;
●	manage competitive factors and developments beyond our control;
●	manage scientific and medical developments which may be beyond our control;
●	manage the governmental regulation of our business including state, federal and international laws;

●	successfully complete our anticipated clinical trials and pre-clinical studies of our proposed drug candidates and gain regulatory approval to market such product;
●	maintain and protect our intellectual property;
●	obtain patents based on our current and/or future patent applications;
●	obtain and maintain other rights to technology required or desirable to conduct or expand our business;
●	achieve any potential strategic benefits of licensing transactions, collaborations, acquisitions, or in-licensing of new technologies, if any;
●	successfully integrate the business of with our recently acquired wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc.; and
●	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this Quarterly Report.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$18	$547
Prepaid expenses	16	112
Total current assets	34	659
Office and lab equipment, net of accumulated depreciation of $10 and $0	350	4
Intangible assets, net of accumulated amortization of $158 and $144	54	68
Goodwill	2,159	—
Other assets	3	3
Total assets	$2,600	$734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,724	$1,238
Accrued expenses	1,093	384
Convertible debentures, net of unamortized discount of $307	2,480	—
Derivative liability	3,338	2,541
Total current liabilities	8,635	4,163
Total liabilities	8,635	4,163

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 495 and 2,828 shares issued and outstanding, respectively	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 9,075,589 and 1,398,832 shares issued and outstanding, respectively	1	—
Additional paid-in capital	48,425	45,391
Accumulated deficit	(54,461)	(48,820)

Total stockholders’ deficit	(6,035)	(3,429)

Total liabilities and stockholders’ deficit	$2,600	$734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating expenses:
Research and development	$384	$379	$1,349	$1,025
General and administrative	474	509	1,255	1,600
Total operating expenses	858	888	2,604	2,625

Loss from operations	(858)	(888)	(2,604)	(2,625)

Other income (expense):
Gain on change in fair value of derivative liability	1,405	(334)	3,403	421
Gain on conversion of debt	39	—	39	—
Interest income (expense), net	(5,017)	1	(6,479)	3

Loss before provision for income taxes	(4,431)	(1,221)	(5,641)	(2,201)

Provision for income taxes	—	—	—	—

Net loss	$(4,431)	$(1,221)	$(5,641)	$(2,201)

Net loss per common share, basic and diluted	$(0.69)	$(0.88)	$(1.77)	$(1.58)

Weighted average shares outstanding	6,440,802	1,392,079	3,183,289	1,392,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	2,828	$—	1,398,832	$—	$45,391	$(48,820)	$(3,429)

Stock-based compensation	—	—	—	—	174	—	174

Conversion of preferred stock to common stock	(118)	—	223,585	—	—	—	—

Preferred stock exchanged for convertible notes payable	(2,505)	—	—	—	—	—	—

Conversion of notes	—	—	331,000	—	44	—	44

Common stock issued for acquisition	—	—	7,122,172	1	2,492	—	2,493

Reclasification of derivative liability	—	—	—	—	324	—	324

Sale of preferred stock and warrants at $1.00 per share	285	—	—	—	285	—	285

Preferred stock and warrants issued for services	5	—	—	—	5	—	5

Derivative liability	—	—	—	—	(290)	—	(290)

Net loss	—	—	—	—	—	(5,641)	(5,641)

Balance, September 30, 2017 (unaudited)	495	$—	9,075,589	$1	$48,425	$(54,461)	$(6,035)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,641)	$(2,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	16
Stock-based compensation	179	70
Gain on change in fair value of derivative liability	(3,403)	(421)
Loss on sale of assets	—	4
Gain on conversion of debt	(39)	—
Amortization of debt discount	13	—
Finance cost	6,463	—
Increase in operating assets:
Prepaid expenses	100	(17)
Increase in operating liabilities:
Accounts payable and accrued expenses	1,221	414
Cash used in operating activities	(1,084)	(2,135)

Cash flows from investing activities:
Cash from acquisition	23	—
Proceeds from sale of assets	—	4
Acquisition of office equipment	(3)	(4)
Cash provided by investing activities	20	—

Cash flows from financing activities:
Proceeds from convertible notes	250	—
Proceeds from sale of stock and warrants	285	—
Cash provided by financing activities	535	—

Net decrease in cash	(529)	(2,135)
Cash, beginning of period	547	2,465

Cash, end of period	$18	$330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We are a clinical-stage, pre-revenue, pharmaceutical company primarily focused on the development of therapeutics for the treatment of patients with cancer. Our therapeutics include a prodrug, mipsagargin and, through our acquisition of Lewis and Clark Pharmaceuticals, Inc., a pipeline of small molecule adenosine receptor modulators.

A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. The prodrug technology platform combines a powerful cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current cytotoxic chemotherapy treatments. Our lead drug candidate, mipsagargin, has completed an open label single arm Phase II clinical trial in patients with advanced hepatocellular carcinoma (HCC) or liver cancer.

The adenosine receptor modulators include A2B antagonists, A2A antagonists, dual A2A/A2B antagonists, and A2A agonists that have broad development applicability including indications within immuno-oncology and inflammation. Adenosine is implicated in immunosuppression in the tumor microenvironment. Adenosine receptor antagonists may boost the host immune response against the tumor as a single-agent and in combination with other existing immuno-oncology agents leading to enhanced tumor killing and inhibition of metastasis. Adenosine also has anti-inflammatory properties in the acute and chronic setting. Adenosine receptor agonists may promote a decreased inflammatory response and can potentially treat a broad range of inflammatory and autoimmune based diseases and conditions (e.g., rheumatoid arthritis, joint injury, Crohn’s disease, psoriasis) as well as improve wound healing and decrease pain.

Our major focus for the next twelve to eighteen months is the (i) further characterization of the current pipeline of A2B antagonists and dual A2A/A2B antagonists leading to an Investigative New Drug or IND enabling studies, (ii) further characterization of the A2A agonists, (iii) licensing and/or partnering the A2B antagonists, A2A antagonists, dual A2A/A2B antagonists, and A2A agonists for further development, (iv) through our newly acquired adenosine receptor chemistry technology platform, continue to produce next generation adenosine receptor modulators, (v) pursue licensing and/or partnering of mipsagargin, (vi) conduct a clinical study of mipsagargin in patients with advanced HCC, and (vii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field.

While we believe that the data from our nonclinical and completed clinical studies appear promising, the outcome of our ongoing or future studies may ultimately be unsuccessful.

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our business plan, our priority is the continued production of adenosine receptor modulator products for any existing material transfer agreements and continuing business development discussions with potential development partners.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

The opinion of our independent registered accounting firm on our December 31, 2016 financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. We have incurred losses since inception and have an accumulated deficit of $54 million as of September 30, 2017. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at September 30, 2017 was $18,000, representing 1% of our total assets. Based on our current expected level of operating expenditures, and financings completed in the first, second and third quarters of 2017, we expect to be able to fund our operations into the fourth quarter of 2017. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

NOTE 3 – SUMMARY OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim financial statements as of and for the three and nine months ended September 30, 2017 and 2016 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future period. All references to September 30, 2017 and 2016 in these footnotes are unaudited.

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

We incurred research and development expenses of approximately $0.4 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. We incurred research and development expenses of approximately $1.3 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share. The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of September 30, 2017 and 2016, as they would be anti-dilutive:

	Nine months ended September 30,
	2017	2016
Shares underlying options outstanding	364,516	265,863
Shares underlying warrants outstanding	4,511,914	1,335,466
Shares underlying convertible preferred stock outstanding	4,770,370	411,806
Shares underlying convertible notes outstanding	34,835,228	—
	44,482,028	2,013,135

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company has recorded a derivative liability for convertible preferred stock with anti-dilution provisions, and related warrants, as of September 30, 2017. The table below summarizes the fair values of our financial liabilities as of September 30, 2017 (in thousands):

	Fair Value at September 30,	Fair Value Measurement Using
	2017	Level 1	Level 2	Level 3
Derivative liability	$3,338	$—	$—	$3,338

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows for the nine months ended September 30, 2017 (in thousands):

Balance at beginning of period	$2,541
Additions to derivative instruments, net	4,568
Reclassification on conversions and expiration	(368)
Gain on change in fair value of derivative liability	(3,403)
Balance at end of period	$3,338

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2017 that are of significance or potential significance to the Company.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Nine Months Ended September 30,
	2017	2016
Non-cash financial activities:
Derivative liability issued	4,604	—
Preferred stock and warrants issued for fees	5	—
Net assets and liabilities recognized with the acquisition of Lewis and Clark Pharmaceuticals, Inc.	2,493	—
Accounts payable paid through issuance of debentures	70	—
Debentures issued to retire preferred stock	2,504	—
Debentures converted to common stock	38	—

There was no cash paid for interest and income taxes for the nine months ended September 30, 2017 and 2016.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September
	30,	December 31,
	2017	2016
Accrued compensation and benefits	$707	$62
Accrued research and development	133	126
Accrued other	253	196
Total accrued expenses	$1,093	$384

NOTE 6 – DERIVATIVE LIABILITY

We account for equity-linked financial instruments, such as our convertible preferred stock, convertible debentures and our common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the respective agreement. Equity-linked financial instruments are accounted for as derivative liabilities, in accordance with ASC Topic 815 – Derivatives and Hedging, if the instrument allows for cash settlement or provide for modification of the exercise price in the event subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price. Additionally, financial instruments are classified as derivative liabilities if, as a result of the anti-dilution protection, there is no limit on the number of shares that may be subsequently issued and we conclude there are not adequate authorized shares available to provide for subsequent issuances. We classify derivative liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

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

In September, we issued convertible debentures which contain anti-dilution protection and other conversion price adjustment provisions. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that the convertible notes are subject to derivative accounting. The fair value of the conversion feature is classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations. We have recorded a finance cost of approximately $4.6 million due to the excess of the liability over the proceeds received.

As a result of recent equity financings, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share and the conversion price of our Series B Preferred Stock and our Series C preferred stock has been reduced to $0.08 per share. The exercise prices of the warrants issued in conjunction with the Series B and Series C preferred stock have also been reduced to $0.08 per share. As a result, we have recorded a finance cost of approximately $1.7 million due to the repricing during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, we recorded a gain of approximately $3.4 million related to the change in fair value of the derivative liabilities during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at September 30, 2017 are as follows:

2017
Volatility	124%-401%
Expected term (years)	1 - 55 months
Risk-free interest rate	0.99% -1.92%
Dividend yield	None

During the nine months ended September 30, 2016, we recorded a gain of approximately $0.4 million related to the change in fair value of the derivative liability during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

2016
Volatility	85%
Expected term (years)	10 months
Risk-free interest rate	0.64%
Dividend yield	None

As of September 30, 2017 and December 31, 2016, the derivative liability recognized in the financial statements was approximately $3.3 million and $2.5 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis. The lease for the L&C facility expires at the end of each calendar year and we have the right to renew the lease on an annual basis.

Rent expense amounted to approximately $19,000 and approximately $44,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of September 30, 2017, as no Sale Event has occurred prior to such date.

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

Between January 1 and September 30, 2017, 79.5 shares of Series A Preferred Stock and 39 shares of Series B Preferred Stock were converted into a total of 223,585 shares of common stock.

On September 12, 2017 we entered into an exchange agreement (“Exchange Agreement”) with certain holders (the “Investors”) of our Series A 0% Convertible Preferred Stock (“Series A Shares”) and Series B 0% Convertible Preferred Stock (“Series B Shares”). Pursuant to the terms of the Exchange Agreement, we issued to the investors approximately $2.5 million in principal amount of senior convertible debentures in exchange for 1,614.8125 Series A Shares with a stated value of approximately $1.6 million and 890 Series B Shares with a stated value of approximately $0.9 million (collectively, the “Exchange”). In connection with the Exchange, such Series A Shares and Series B Shares have been cancelled and terminated.

Common Stock

Between January 1 and September 30, 2017, we issued a total of 223,585 shares of common stock upon the conversion of 79.5 shares of Series A Preferred Stock and 39 shares of Series B Preferred Stock.

During September 2017, we issued a total of 331,000 shares of common stock upon the conversion of $37,995 principal amount of our convertible debentures.

Effective July 31, 2017 we issued 7,122,172 shares of common stock to acquire 100% of the capital stock of Lewis & Clark, Pharmaceuticals, Inc., a Virginia Corporation, pursuant to the terms of a share exchange agreement dated July 31, 2017.

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

NOTE 9 – STOCK OPTIONS

Total stock-based compensation expense recognized for stock options issued using the straight-line method in the statement of operations for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine months ended September 30,
	2017	2016

Research and development	$111	$21
General and administrative	63	49
	$174	$70

The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	268,877	$24.15
Granted	104,747	$0.54
Forfeited	(9,108)	$62.05
Outstanding at September 30, 2017	364,516	$7.71	4.6	$—

Exercisable at September 30, 2017	184,296	$12.76	3.3	$—

As of September 30, 2017, there was approximately $121,000 of total unrecognized compensation cost related to non-vested stock options which vest which vest over time, and is estimated to be recognized $29,000 in 2017, $68,000 in 2018, $12,000 in 2019 and $12,000 in 2020.

During the nine months ended September 30, 2017, we issued options to purchase 8,837 shares of common stock to non-employee directors. Additionally, we issued options to purchase 95,910 shares of common stock to employees. During the nine months ended September 30, 2016, we issued options to purchase 5,300 shares of common stock to non-employee directors under the Plans pursuant to our non-employee director compensation policy. We also issued options to purchase 104,626 shares of common stock to employees. Additionally, we issued options to purchase 11,833 shares of common stock to consultants and advisors. The weighted-average fair value of the options granted during 2017 and 2016 was estimated at $0.59 and $2.10 per share, respectively, on the date of grant. During the nine months ended September 30, 2017 and 2016, no options were exercised.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Volatility	128.5%	90.9%
Expected term (years)	3.2	1.9
Risk-free interest rate	1.41%	1.0%
Dividend yield	0%	0%

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

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	5,203,436	$4.56
Issued	1,238,479	0.12
Expired	(1,930,001)	$1.93
Outstanding at September 30, 2017	4,511,914	$3.94	2.3	$74

Exercisable at September 30, 2017	4,506,503	$3.94	2.3	$74

The following table summarizes outstanding common stock purchase warrants as of September 30, 2017:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	104,213	$7.24	January 2018 through August 2023
Issued pursuant to 2013 financings	155,819	$61.11	December 2017 through August 2018
Issued pursuant to 2014 financings	96,412	$34.50	June 2019
Issued pursuant to 2015 financings	460,384	$8.40	July 2020 through December 2020
Issued pursuant to 2016 financings	2,800,006	$0.08	December 2017 through December 2021
Issued pursuant to 2017 financings	895,080	$0.08	March 2018 through April 2022
	4,511,914

Total stock-based compensation expense of approximately $30,000 and $0 was recognized for warrants and included in the statement of operations for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 11 – CONVERTIBLE DEBENTURES

On September 12, 2017 we entered into an exchange agreement (“Exchange Agreement”) with certain holders (the “Investors”) of our Series A 0% Convertible Preferred Stock (“Series A Shares”) and Series B 0% Convertible Preferred Stock (“Series B Shares”). Pursuant to the terms of the Exchange Agreement, we issued to the investors approximately $2.5 million in principal amount of senior convertible debentures (“Debentures”) in exchange for 1,614.8125 Series A Shares with a stated value of approximately $1.6 million and 890 Series B Shares with a stated value of approximately $0.9 million.

On September 12, 2017, we sold an aggregate of $320,000 of our Debentures. The sale consisted of $250,000 in cash and the cancellation of $70,000 of obligations of the Company.

The Debentures to be issued to the Investors (i) are non-interest bearing, (ii) have a maturity date of September 12, 2018 and (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date.

The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the Debentures.

Furthermore, without the approval of the Investors holding at least 67% of the then outstanding principal amount of the Debentures, the Company may not (i) amend its charter documents in any manner that adversely affects the rights of any Investor, (ii) repay or repurchase or acquire shares of its Common Stock, (iii) repay, repurchase, or acquire certain indebtedness, or (iv) pay cash dividends or distributions on any equity securities of the Company.

The Company is also obligated pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s Debenture in cash upon our failure to have current public information available.

In connection with the Offering, the Investors also entered in a registration rights agreement (“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“the Commission”) within 45 days from the date of the Registration Rights Agreement to register the resale of 100% of the shares of Common Stock underlying the Debentures and to maintain the effectiveness thereunder. The Company also agreed to have the registration statement declared effective within 75 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the Investors, as partial liquidated damages, a fee of 1.5% of each Investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time periods provided.

The Investors were additionally given a right of participation in future offerings for a period of up to eighteen months from the date in which the shares underlying the Debentures are registered as contemplated in the Registration Rights Agreement. The Securities Purchase Agreement also prohibits the Company from issuing any Common Stock, subject to certain exemptions, for a period of 60 days following the closing of the Offering, without the written approval of the Investors owning at least 50.1% of the securities issued in the Offering. Additionally, until the twelve (12) month anniversary of such effectiveness of the registration statement as contemplated in the Registration Rights Agreement, the Company is prohibited from entering into any agreement to effect any issuance of Common Stock in a variable rate transaction.

NOTE 12 – ACQUISITION

On July 31, 2017, we acquired 100% of the capital stock of Lewis & Clark, Pharmaceuticals, Inc., a Virginia Corporation (“L&C”), pursuant to the terms of a share exchange agreement (“Agreement”) dated July 31, 2017 (“Closing Date”), by and among, the Company, L&C, certain principals of L&C (the “Principals”) and all of the existing shareholders of L&C (“Shareholders”). As consideration for the acquisition of L&C, the Company agreed to issue an aggregate of 7,122,172 shares of the Company’s common stock (“Payment Shares”) to the Shareholders, accounting for, subsequent to the closing of the transaction, the Shareholders owning 50% of the issue and outstanding capital stock of the Company (including common shares issuable upon conversion of the Company’s outstanding preferred stock). The shares issued for the acquisition of L&C have been valued at $2,492,760.

The Principals have agreed to establish escrow accounts with respect to an aggregate of 973,251 of the Payment Shares pursuant to a share escrow agreement (“Escrow Agreement”) in order to satisfy certain indemnification obligations to the extent such may arise under the Agreement for the benefit of the Company, its shareholders, and its personnel. The Agreement contains certain customary indemnification provisions with respect to the Company one on hand and L&C and the Principals, on the other hand.

Additionally, pursuant to the Agreement, all Shareholders that receive at least 5% of the Payment Shares (at least 356,109 shares) (including any shares held in escrow) agree to vote such shares in accordance with the recommendation of the Company’s board of directors (“Board”) with respect to any matter to be voted upon by shareholders of the Company for a period of eighteen (18) months from the Closing Date.

Furthermore, each Shareholder agrees that for a period of eighteen (18) months from the Closing Date, it will not sell or transfer any of the Payment Shares it receives pursuant to the Agreement, except that if a Shareholder is employed by the Company, it may sell up to five percent (5%) of Payment Shares it receives on each ninety (90) day period following the one (1) year anniversary of the Closing Date.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows (in thousands):

Cash	$23
Prepaid expenses	3
Equipment	353
Goodwill	2,159
Total assets acquired	2,538
Accounts payable and other liabilities	(45)
Total	$2,493

The above estimated fair value of the intangible assets of L&C is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of L&C had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	September 30,
	2017	2016

Revenue	$—	$—
Net loss	(6,179)	(2,828)
Net loss per share	(0.71)	(0.33)

The amounts of revenue and loss of L&C since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2017 are approximately $0 and ($149,000), respectively.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017:

●	We issued 503,340 shares of common stock upon the conversion of debentures aggregating $38,692.

●	Our board of directors (“Board”) approved the 2017 Equity Compensation Plan (“Plan). The Plan permits the granting of up to 2,000,000 shares of our common stock through the issuance of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock, Stock Appreciation Rights, Restricted Stock Units, Performance Units, Performance Shares, and Other Stock Based Awards to our employees, directors, officers, and consultants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and nine months ended September 30, 2017 to the comparable periods of 2016.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

Company Overview

Business

We are a clinical-stage, pre-revenue, pharmaceutical company primarily focused on the development of therapeutics for the treatment of patients with cancer. Our therapeutics include a prodrug, mipsagargin, and through our acquisition of Lewis and Clark Pharmaceuticals, Inc., a pipeline of small molecule adenosine receptor modulators.

A prodrug is an inactive precursor of a drug that is converted into its active form only at the site of the tumor. The prodrug technology platform combines a powerful cytotoxin with a patented prodrug delivery system that targets the release of the drug within the tumor. We believe our cancer prodrugs have the potential to provide a targeted therapeutic approach to a broad range of solid tumors with fewer side effects than those related to current cytotoxic chemotherapy treatments. Our lead drug candidate, mipsagargin, has completed an open label single arm Phase II clinical trial in patients with advanced hepatocellular carcinoma (HCC) or liver cancer.

The adenosine receptor modulators include A2B antagonists, A2A antagonists, dual A2A/A2B antagonists, and A2A agonists that have broad development applicability including indications within immuno-oncology and inflammation. Adenosine is implicated in immunosuppression in the tumor microenvironment. Adenosine receptor antagonists may boost the host immune response against the tumor as a single-agent and in combination with other existing immuno-oncology agents leading to enhanced tumor killing and inhibition of metastasis. Adenosine also has anti-inflammatory properties in the acute and chronic setting. Adenosine receptor agonists may promote a decreased inflammatory response and can potentially treat a broad range of inflammatory and autoimmune based diseases and conditions (e.g., rheumatoid arthritis, joint injury, Crohn’s disease, psoriasis) as well as improve wound healing and decrease pain.

Our major focus for the next twelve to eighteen months is the (i) further characterization of the current pipeline of A2B antagonists and dual A2A/A2B antagonists leading to an Investigative New Drug or IND enabling studies, (ii) further characterization of the A2A agonists, (iii) licensing and/or partnering the A2B antagonists, A2A antagonists, dual A2A/A2B antagonists, and A2A agonists for further development, (iv) through our newly acquired adenosine receptor chemistry technology platform, continue to produce next generation adenosine receptor modulators, (v) pursue licensing and/or partnering of mipsagargin, (vi) conduct a clinical study of mipsagargin in patients with advanced HCC, and (vii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field.

While we believe that the data from our nonclinical and completed clinical studies appear promising, the outcome of our ongoing or future studies may ultimately be unsuccessful.

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. Should we not raise sufficient funds to execute our business plan, our priority is the continued production of adenosine receptor modulator products for any existing material transfer agreements and continuing business development discussions with potential development partners.

Recent Developments

●	Between October 2, 2017 and October 23, 2017, we announced three (3) separate collaborations for preclinical studies of our proprietary adenosine receptor modulator based compounds. The collaborations are with the University of Virginia School of Medicine, NYU Winthrop Hospital, and the National Institutes of Health.

●	On September 12, 2017, we completed (i) the private placement of approximately $320,000 non-interest bearing senior convertible debentures and (ii) the exchange of approximately $2.5 million in stated value Series A and Series B Preferred stock for non-interest bearing senior convertible debentures.

●	On July 31, 2017, we completed a share exchange agreement whereby we acquired 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc. in exchange for 7,122,172 shares of our common stock (50% of our issued and outstanding common stock, including common shares issuable upon conversion of our preferred stock).

●	In July 2017, we further enhanced our management team with the appointments of Larry E. Rodman and Robert D. Thompson, both of whom will serve as vice president of pre-clinical development.

●	In July 2017, we strengthened our board of directors with the appointment of John Montgomery. Mr. Montgomery, a former director of Lewis & Clark Pharmaceuticals, has considerable experience in finance and capital markets.

●	Effective June 1, 2017, we reconstituted the committees of our board of directors whereby; (i) the Audit Committee consists of Scott Ogilvie (Chair), Peter Grebow, PhD, and Claire Thom, Pharm.D, (ii) the Leadership Development and Compensation Committee consists of Peter Grebow, PhD (Chair), Scott Ogilvie and Richard Buller, PhD, MD, and (iii) the Nominating and Corporate Governance Committee consists of Claire Thom, Pharm.D (Chair), and Richard Buller, PhD, MD.

●	On April 24, 2017, April 18, 2017 and March 17, 2017, we completed the private placement of an aggregate of approximately $290,000 of our securities.

●	In January 2017, we further enhanced our management team with the appointments of David J. Maloney and Matthew Boxer, both of whom will serve as vice president & co-head of translational medicine.

Product Development of Mipsagargin

Mipsagargin is a prodrug targeting the tumor vasculature that has therapeutic potential in a wide range of malignancies. However, hepatocellular carcinoma, with promising Phase II study results, is our most advanced indication and our initial continued clinical focus. We are actively seeking a potential development and commercialization partner at both multi-national and regional levels to assist with the development of mipsagargin through clinical trials in liver cancer. Our current product development plan of mipsagargin contemplates the following major initiatives:

●	Initiation of our next clinical trial in patients with advanced HCC which includes clinical dose optimization.

●	Continuation of ongoing business development discussions with potential development partners.

●	Continued evaluation of single agent mipsagargin and mipsagargin combinations in nonclinical studies of other PSMA expressing tumors through collaboration with leading researchers in oncology.

Product Development of Adenosine Receptor Modulators

Adenosine is an extracellular signaling molecule that regulates multiple aspects of tissue function and specifically plays a role in immunity and inflammation. High levels of adenosine in the tumor microenvironment inhibits immune response mediated through the A2A and A2B receptors. Adenosine also plays a role in non-malignant conditions where it is rapidly increased in response to inflammation, hypoxia, ischemia, or trauma. Adenosine released in this setting has been shown to have a protective effect and limits excessive inflammatory damage to tissues.

The adenosine receptor antagonists have broad applicability as a potential immuno-oncology (IO) therapeutic agent in multiple tumor types both as a single agent and in combination with other IO agents, in addition to traditional cytotoxic chemotherapy. We are actively seeking licensing opportunities and/or partners to further development our A2A, A2B and dual A2A/A2B receptor antagonists. Our current product development plan for adenosine receptor antagonists contemplates the following major initiatives:

●	License and/or partner to companies intending to further the develop the A2A, A2B and/or dual A2A/A2B receptor antagonists.

●	Further characterization of existing agents, specifically the A2B and dual A2A/A2B receptor antagonists, toward IND enabling studies and support ongoing licensing/partnership activities.

●	Conduct IND enabling studies.

●	Conduct clinical studies with one or more of the adenosine receptor antagonists.

●	Continue generating additional adenosine receptor antagonists to expand our portfolio.

The adenosine receptor agonists have applicability in a broad range of non-oncology conditions including inflammatory and autoimmune diseases and conditions. We are actively seeking licensing opportunities and/or partners to further development our A2A receptor agonists. Our current product development plan for adenosine receptor agonists contemplates the following major initiatives:

●	License and/or partner to companies with development expertise in the intended indication.

●	Further characterize existing agents to support licensing/partnership activities.

●	Continue generating additional adenosine receptor agonists to expand our portfolio.

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of September 30, 2017 we had an accumulated deficit of approximately $54 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at September 30, 2017 was approximately $18,000, representing 1% of total assets. In March and April of 2017 we completed additional private placements of an aggregate of $290,000 of our securities and in September 2017 we completed additional private placements of an aggregate of $250,000 of our securities. Based on our current expected level of operating expenditures and cash balance as of September 30, 2017, we expect to be able to fund our operations into the fourth quarter of 2017. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the fourth quarter of 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Result of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended September 30, 2017 and 2016, and we do not anticipate generating any revenues during 2017. Net losses for the three months ending September 30, 2017 and 2016 were approximately $4.4 million and $1.2 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.9 million and $0.9 million during the three months ended September 30, 2017 and 2016, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended September 30,		Change in 2017 versus 2016
	2017	2016	$	%
	(amount in thousands)
Operating Expenses
Research and development	$384	$379	$5	1%
General and administrative	474	509	(35)	(7)%
Total operating expenses	$858	$888	$(30)	(3)%

Research and Development Expenses

Research and development expenses totaled approximately $0.4 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. A decrease in research spending and legal expense was partially offset by an increase in compensation cost related to the employment of new personnel.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.5 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. A decrease from prior year spending related to corporate communication and business development costs and professional and consulting fees was partially offset by an increase in compensation and an increase in expenses incurred by our subsidiary during the third quarter of 2017.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $3.6 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Change in 2017 Versus 2016
	2017	2016	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$1,405	$(334)	$1,739	520%
Gain on conversion of debt	39	—	39	100%
Interest income (expense), net	(5,017)	1	(5,018)	(100)%
Total other income (expense)	$(3,573)	$(333)	$(3,240)	(972)%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of $1.4 million during the three months ended September 30, 2017 compared to a loss in the fair value of our derivative liability of $0.3 million during the three months ended September 30, 2016. The change in the fair value of our derivative liability results from our private placements in March 2017 and December 2015 and 2016, when we issued convertible preferred stock and warrants with anti-dilutive features, and from the issuance of convertible debentures in September 2017. Refer to Note 6 in our financial statements for further discussion on our derivative liability.

Gain on conversion of debt

We had gain on conversion of debt of $39,000 during the three month period ended September 30, 2017, related to the conversion of debentures which were issued in September 2017.

Interest income (expense)

We had net interest expense of $5 million in the three months ended September 30, 2017 compared to no net interest expense for the three months ended September 30, 2016. The increase of $5 million was attributable to new derivative instruments with a value in excess of proceeds received and the repricing of our convertible instruments and warrants.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the nine months ended September 30, 2017 and 2016, and we do not anticipate generating any revenues during 2017. Net losses for the nine months ending September 30, 2017 and 2016 were approximately $5.6 million and $2.2 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $2.6 million and $2.6 million during the nine months ended September 30, 2017 and 2016, respectively. Operating expenses are comprised of the following factors.

	Nine months ended September 30,		Change in 2017 versus 2016
	2017	2016	$	%
	(amount in thousands)
Operating Expenses
Research and development	$1,349	$1,025	$324	32%
General and administrative	1,255	1,600	(345)	(22)%
Total operating expenses	$2,604	$2,625	$(21)	(1)%

Research and Development Expenses

Research and development expenses totaled approximately $1.3 million and $1 million for the nine months ended September 30, 2017 and 2016, respectively. The increase of approximately $0.3 million, or 32%, for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to an increase in compensation cost related to the employment of new personnel and an increase in research activities, partially offset by a decrease in legal expense.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $1.3 million and $1.6 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease of approximately $0.3 million, or 22%, for the nine months ended September 30, 2017 compared to the same period in 2016, was primarily as a result of a decrease from prior year spending related to corporate communication and business development costs and professional and consulting fees, partially offset by an increase in compensation.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $3 million of expense and $0.4 million of income for the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30,		Change in 2017 Versus 2016
	2017	2016	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$3,403	$421	$2,982	708%
Gain on conversion of debt	39	—	39	100%
Interest income (expense), net	(6,479)	3	(6,482)	(100)%
Total other income (expense)	$(3,037)	$424	$(3,461)	(816)%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of $3.4 million during the nine months ended September 30, 2017 compared to a gain in the fair value of our derivative liability of $0.4 million during the nine months ended September 30, 2016. The change in the fair value of our derivative liability results from our private placements in March 2017 and December 2015 and 2016, when we issued convertible preferred stock and warrants with anti-dilutive features, and from the issuance of convertible debentures in September 2017. Refer to Note 6 in our financial statements for further discussion on our derivative liability.

Gain on conversion of debt

We had gain on conversion of debt of $39,000 during the nine month period ended September 30, 2017, related to the conversion of debentures which were issued in September 2017.

Interest income (expense)

We had net interest expense of $6.5 million in the nine months ended September 30, 2017 compared to a net interest income of approximately $3,000 for the nine months ended September 30, 2016. The increase of $6.5 million was attributable to changes in the value of our derivative instruments due to modifications as well as new derivative instruments with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of 54 million as of September 30, 2017 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities and exercise of options and warrants, resulting in gross proceeds of $36.4 million. Cash and cash equivalents at September 30, 2017 were $0.02 million.

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2017. This assumes that we spend minimally on general operations and only continue conducting our ongoing pre-clinical studies, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Nine months ended September 30,		Change in 2017 versus 2016
	2017	2016	$	%
	(amount in thousands)
Cash at beginning of period	$547	$2,465	$(1,918)	(78)%
Net cash used in operating activities	(1,084)	(2,135)	1,051	49%
Net cash Provided by investing activities	20	—	20	100%
Net cash provided by financing activities	535	—	535	100%
Cash at end of period	$18	$330	$(312)	(95)%

Cash totaled approximately $0.02 million and $0.3 million as of September 30, 2017 and 2016, respectively. The decrease of approximately $0.3 million at September 30, 2017 compared to the same period in 2016 was primarily attributable to a reduction in cash raised through private placements, which resulted in less cash available to offset operating losses.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1.1 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively. Cash used for operations declined by approximately $1.1 million, or 49%, during the nine months ended September 30, 2017, compared to the same period in 2016. The decrease in cash used was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $0.1 million and to an increase in accounts payable and accrued expenses of approximately $0.9 million.

Net Cash Provided by Investing Activities

There was $20,000 provided by investing activities for the nine months ended September 30, 2017 compared to no cash used in investing activities for the nine months ended September 30, 2016. The cash provided by investing activities was due to cash acquired in the acquisition of our subsidiary of $23,000, partially offset by purchases of office equipment in 2017.

Net Cash Provided by Financing Activities

There was $535,000 provided by financing activities for the nine months ended September 30, 2017 compared to no cash provided by financing activities for the nine months ended September 30, 2016. The increase of $535,000 million, or 100%, in cash provided by financing activities for the nine months ended September 30, 2017 compared to 2016 is attributable to a 2017 private placement in which we raised approximately $0.3 million in net proceeds and the sales of convertible debentures which resulted in proceeds of approximately $0.3 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2017. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of September 30, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending September 30, 2017 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We may not be able to continue as a going concern if we do not obtain additional financing the fourth quarter of 2017.

Since our inception, we have funded our operations through the sale of our securities. Our cash and cash equivalents balance at September 30, 2017 was $0.02 million. Based on our current expected level of operating expenditures, we expect to only be able to fund our operations into the fourth quarter of 2017, at which time we will need additional capital. Our ability to continue as a going concern is wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing preclinical studies or planned clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2016 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the fourth quarter of 2017. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Risks Relating to Our Stage of Development and Business

If we are unable to successfully retain and integrate a new management team, our business could be harmed.

On March 16, 2016, our former President, Chief Executive Officer, Chief Financial Officer and founder provided us his notice of termination thereby ceasing his employment. On August 2, 2016, we appointed Christopher Lowe as our new chief executive officer, president and principal accounting officer. On August 8, 2016, we appointed Ronald Shazer, MD, as our chief medical officer and senior vice president. Additionally, on July 31, 2017, we acquired Lewis & Clark Pharmaceuticals, Inc., as a wholly owned subsidiary. While employees and management of Lewis and Clark are currently employed by us, there is no guarantee they will continue to remain employed in the future. Although we feel that we have been able to secure our core senior management team for the Company and our wholly owned subsidiary, we will need to continue to augment senior management as well as additional personnel to execute our business plan and grow our business. Our success depends largely on the development and execution of our business strategy by our senior management team. The recent transitions in our executive team as well as the acquisition of our wholly owned subsidiary may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of a limited number of individuals, the loss of these members of our senior management team or key personnel would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. We cannot assure you that management will succeed in working together as a team. In the event that we are unsuccessful, our business and prospects could be harmed.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through November 6, 2017, we have raised approximately $36.35 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $54 million. Our net losses for the two most recent fiscal years ended December 31, 2016 and 2015 were $3.6 million and $5.9 million, respectively. Our net loss for the nine months ended September 30, 2017 was approximately $5.6 million. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. Currently, our only products in clinical development are (i) mipsagargin, which has completed an open label single arm Phase II clinical trial in refractory liver cancer and (ii) a pipeline of small molecule adenosine receptor modulators which we hope will lead to IND enabling studies. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, from grants, or through the sale of certain of our assets. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

Our product candidates are at various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval to market and sell such products. To date, we have dedicated substantially all of our efforts and financial resources to the development of (i) mipsagargin and (ii) subsequent to our acquisition of our wholly owned subsidiary, our small molecule adenosine receptor modulators, and we depend heavily on their success. We will need to devote significantly more research and development efforts, financial resources and personnel to develop commercially viable products and obtain regulatory approvals. We may encounter hurdles and unexpected issues as we proceed in the development of mipsagargin and our other product candidates. While initial data from our completed pre-clinical studies and clinical trials appear promising, the outcome of the current and anticipated trials is uncertain and these trials or future trials may ultimately be unsuccessful. If we fail to develop and successfully commercialize our product candidates, our business may be materially harmed and could fail.

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

There are no assurances we will successfully integrate Lewis & Clark Pharmaceuticals into our business, which would adversely affect our future results.

On July 31, 2017, we completed our acquisition of Lewis & Clark Pharmaceuticals, Inc. The success of our acquisition will depend, in large part, our ability to realize the anticipated benefits of such transaction. Our management has limited experience with integrating acquired company’s business and operations. The failure to successfully integrate and to successfully manage the challenges presented by the integration process may result in the failure to achieve some or all of the anticipated benefits of the transactions, which may have a material adverse effect on our operations and financial condition. Potential difficulties that may be encountered in the integration process include the following:

●	possible loss of employees and consultants of Lewis & Clark Pharmaceuticals;

●	using our limited cash reserves and other assets efficiently to develop the business of the combined companies;

●	appropriately managing the liabilities of the combined company;

●	potential unknown or currently unquantifiable liabilities associated with the acquisitions and the operations of the combined company;

●	performance shortfalls of the combined company as a result of the diversion of management’s attention caused by integrating the companies’ operations;

●	necessary changes in the operations and culture of Lewis & Clark Pharmaceuticals in order to accommodate the changes from a privately-held company to a subsidiary of a public company;

●	significant increases in our operating expenses; and

●	additional business, financial and operating risks we have yet to identify.

There are no assurances that the acquisition will ultimately result in the realization of the anticipated benefits. If we are unable to realize the perceived benefits from these acquisitions, we may be required to impair some or all of the goodwill associated with this acquisition which would materially adversely impact our results of operations in future periods.

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

Risks Related to the Development and Manufacturing of Our Product Candidates

Our inability to complete pre-clinical and clinical testing and trials of certain of our product candidates may materially harm our business.

Our small molecule adenosine receptor modulators platform is in its development stage and has not yet applied for approval by the FDA to conduct clinical trials. Even if we successfully file an IND application and receive clearance from the FDA to commence trials, the outcome of pre-clinical, clinical and product testing of these products is uncertain, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we will be unable to commercially produce such proposed products. Before obtaining regulatory approvals for the commercial sale of any potential human products, our products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. No assurances can be given that such clinical trials, or those of licensees or collaborators, will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals, or that the testing of such products will be completed in a timely manner, if at all, or without significant increases in costs, program delays or both, all of which could harm our ability to generate revenues. In addition, such proposed products may not prove to be effective. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market such proposed products. Many companies involved in biotechnology research and development have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm our ability to generate revenues, operate profitably or produce any return on an investment in the Company.

Our small molecule adenosine receptor modulators platform has substantial risks as a preclinical asset and our inability to develop such asset may materially harm our business.

Our small molecule adenosine receptor modulators platform has not yet commenced animal studies and we are uncertain if and when we will have sufficient data in order to file an IND application to commence trials. Some of these risks include, but are not limited to, (i) possible shortages of ingredients in our supply chain, (ii) unanticipated high dosage levels required to show efficacy, (iii) higher toxicity profile than anticipated, (iv) delays in the studies, including those of third party contractors out of our control, (v) higher levels of cost than anticipate, and (vi) other general risks associated with early stage development of pharmaceutical product candidates.

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

Certain of our product candidates are dependent upon securing and importing sufficient quantities of seeds from the Thapsia garganica plant, which plant grows in very specific locations outside of the United States.

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

The therapeutic component of certain of our proposed products, including mipsagargin, is highly toxic. As a consequence, we are subject to numerous environmental and safety laws and regulations, including those governing laboratory procedures and the handling of toxic materials. We may be required to incur significant costs to comply with current or future environmental laws and regulations and may be adversely affected by the cost of compliance with these laws and regulations. Although we believe that our safety procedures for using, handling, storing and disposing of hazardous materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, state or federal authorities could curtail our use of these materials and we could be liable for any civil damages that result, the cost of which could be substantial. Further, any failure by us to control the use, disposal, removal or storage, or to adequately restrict the discharge, or assist in the clean-up of toxic substances could subject us to significant liabilities, including joint and several liabilities under certain statutes. Although we feel this risk may be minimized through our use of third parties, it is possible that the employees of such contractors could suffer medical issues related to the handling of these toxic agents and subsequently seek compensation from us via, for example, litigation. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. No assurances can be given, despite our contractual relationship with the third-party contractor, that we would not be the subject of litigation. Additional federal, state and local laws and regulations affecting us may be adopted in the future. We may incur substantial costs to comply with these laws and regulations and substantial fines or penalties if we violate any of these laws or regulations, which would adversely affect our business.

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
● ●

public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;

Our ability to integrate our business and technologies with our wholly-owned subsidiary.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of November 7, 2017, we have issued and outstanding 9,578,929 shares of common stock and 60,538,101 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants, debentures and other convertible securities. As of November 6, 2017, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding (1,614.8107 shares were exchanged for senior convertible debentures), 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding (890 shares were exchanged for senior convertible debentures) and 290.4318 shares of Series C 0% Convertible Preferred Stock, that are all outstanding. Accordingly, we are entitled to issue up to 79,882,970 additional shares of common stock, and 29,996,856 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of November 6, 2017, we had 9,578,929 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding and 290.4318 shares of Series C 0% Convertible Preferred Stock issued and outstanding. We additionally issued an aggregate of $2,824,812.50 of senior convertible debentures that are convertible into common stock at any time, of which $2,748,125.80 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred and Series C 0% Convertible Preferred shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus, or Rule 144 eligibility. As of November 6, 2017, we had reserved for issuance (i) 328,219 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 2,028,572 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 8,298,042 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March - April 2017 offering, (iv) 39,258,940 shares of our common stock issuable upon the conversion of an aggregate of $2,748,126 of our senior convertible debentures; (v) 7,929,996 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $4.04 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March - April 2017 offering and (vi) 364,516 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $7.71 per share. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding debentures, shares of preferred stock, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

Historically, after a reverse stock split, the market price of a company’s shares declines. On November 17, 2016 we completed a 1:30 reverse stock split. Immediately after the reverse stock split, the price of our common shares was $2.75. As of September 30, 2017, the price of our common stock had decreased to $0.10. There can be no assurance that the price of our common stock does not continue to decline.

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

While we have been able to secure certain core members of our management team, our anticipated growth and expansion may require the addition of new personnel and the development of additional expertise by existing management. Additionally, we acquired a wholly owned subsidiary on July 31, 2017 that requires additional expertise and personnel. There is intense competition for qualified personnel in such areas. Accordingly, there can be no assurances that we would be able to attract and retain the qualified personnel necessary for the successful development of our business.

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

●	On September 12, 2017, we issued $320,000 in senior convertible debentures (“Debentures”) for (i) $250,000 in cash and (ii) the cancellation of $70,000 of obligations. The Debentures are non-interest bearing, have a maturity date of September 12, 2018 and are convertible into shares of common stock at any time at a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on a conversion date. The Debentures also contained provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Debentures also contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. The Debentures are further redeemable for cash upon twenty (20) trading days notice provided that certain conditions are met.

●	On September 12, 2017, we issued $2,504,812.50 in Debentures in exchange for the cancellation of (i) $1,615.812 in stated value of Series A 0% Convertible Preferred Stock and (ii) $890,000 of in stated value of Series B 0% Convertible Preferred Stock. The Debentures contain the same terms as described above.

●	Between September 14, 2017 and November 6, 2017, Debenture holders converted an aggregate of $77,686.70 into 834,340 shares of common stock at per share conversion prices ranging from $0.225335 to $0.06987.

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

INSPYR THERAPEUTICS, INC.

Date: November 20, 2017	/s/ Christopher Lowe
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.05(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant		8-K	4.02	333-153829	9/09/09

4.07	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.08	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.09**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.10	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.11	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.12	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.13**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.14	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.15**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.16	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.17**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.18	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.19	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.20	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.21	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/20/13

4.22	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/20/13

4.23	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.24	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.25	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.26	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.27	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.28	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.29	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.30	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.31	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.32	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.33	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.34	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.35	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.36**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.37**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.01	000-55331	7/20/16

4.38	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.39	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.40	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.41	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.42	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.43	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

4.44**	2017 Equity Compensation Plan adopted 11/1/17	8-K	4.01	000-55331	11/3/17

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.01	000-55331	8/10/16

10.12**	Ronald Shazer Employment Agreement	8-K	10.01	000-55331	8/10/16

10.13**	Form of Separation Agreement with Russell Richerson dated February 28, 2017	8-K	10.01	000-55331	3/03/17

10.14	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals		8-K	10.01	000-55331	8/03/17

10.15	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction		8-K	10.02	000-55331	8/03/17

10.16	Form of Exchange Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.17	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement		8-K	10.02	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.19	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.20	Form of Registration Rights Agreement entered into 9/12/17		8-K	10.03	000-55331	9/12/17

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	***

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	***

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
***	Furnished herein