Form 10-K
period 2017-12-31
Inspyr Therapeutics, Inc.
filed 2019-04-26
CIK 1421204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant’s telephone number, including area code: (818) 597-7552

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes  ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes.   ☐  No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $811,209 based on a closing price of $0.48 per share on such date. As of April 1, 2019, there were 150,000,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INSPYR THERAPEUTICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Inspyr Therapeutics, Inc.” and “Registrant” refer to Inspyr Therapeutics, Inc., and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $0.0001 par value Series C preferred stock, and our $.0.0001 par value Series D preferred stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on November 17, 2016 as if it had taken place as of the beginning of the earliest period presented

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations), express, our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

●	Resume our corporate operations that have been curtailed;
●	attract, build and retain a senior management team;
●	manage our business given continuing operating losses and negative cash flows;
●	obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;
●	build the infrastructure necessary to support the growth of our business;
●	manage competitive factors and developments beyond our control;
●	manage scientific and medical developments which may be beyond our control;
●	manage the governmental regulation of our business including state, federal and international laws;
●	maintain and protect our intellectual property;
●	obtain patents based on our current and/or future patent applications;
●	obtain and maintain other rights to technology required or desirable to conduct or expand our business;
●	achieve any potential strategic benefits of licensing transactions, collaborations, acquisitions, or in-licensing of new technologies, if any;
●	successfully integrate the business of with our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc.; and
●	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this annual report.

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

Overview

We are a clinical-stage, pre-revenue, pharmaceutical company primarily focused on the development of therapeutics for the treatment of diseases. Through our acquisition of Lewis and Clark Pharmaceuticals, Inc., we currently are focusing on a pipeline of small molecule adenosine receptor modulators.

The adenosine receptor modulators include A2B antagonists, dual A2A/A2B antagonists, and A2A agonists that have broad development applicability including indications within immuno-oncology and inflammation. Adenosine is implicated in immunosuppression in the tumor microenvironment. Adenosine receptor antagonists may boost the host immune response against the tumor as a single-agent and in combination with other existing immuno-oncology agents leading to enhanced tumor killing and inhibition of metastasis. Adenosine also has anti-inflammatory properties in the acute and chronic setting. Adenosine receptor agonists may promote a decreased inflammatory response and can potentially treat a broad range of inflammatory and autoimmune based diseases and conditions (e.g., rheumatoid arthritis, joint injury, Crohn’s disease, psoriasis) as well as improve wound healing and decrease pain.

During February 2018, due to a lack of capital, we curtailed our business operations. In the event that we are able to raise sufficient capital, our major focus would be: (i) further characterization, in conjunction with Ridgeway Therapeutics, of anti-cancer activity of the current pipeline of A2B antagonists and dual A2A/A2B antagonists leading to selection of a clinical candidate for an Investigative New Drug or IND enabling studies, (ii) further characterization of the current pipeline of A2A agonists leading to selection of a clinical candidate for an Investigative New Drug or IND enabling studies; (iii) licensing and/or partnering the A2B antagonists, dual A2A/A2B antagonists, and/or A2A agonists for further development, (iv) through our newly acquired adenosine receptor chemistry technology platform, continue to produce next generation adenosine receptor modulators, (v) pursue licensing and/or partnering of mipsagargin, (vi) conduct a clinical study of mipsagargin in patients with advanced HCC, (vii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field and (viii) plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interests.

Our ability to execute our business plan is dependent on the amount and timing of capital, if any, that we are able to raise. During July 2018, we were able to raise approximately $500,000 through the sale of debt securities. We are currently using such funds to attempt to become current in our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, and other outstanding obligations directly related to our SEC reporting requirements, the payment of which we believe to be vital to our future operations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and continue, to the best of our ability, our public company reporting requirements.

While we believe that the data from our nonclinical studies appear promising, the outcome of our ongoing or future studies may ultimately be unsuccessful.

Pre-Revenue

We are a pre-revenue, early stage company that has not achieved profitability, and has no product revenues. Additionally, we have no approved products for sale.

Going Concern

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash. Notwithstanding our recent financing in July 2018, whereby we raised $500,000, our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Recent Developments

●	On August 3, 2018, we entered into an agreement with Ridgeway Therapeutics, Inc. to develop A2B antagonists, dual A2A/A2B antagonists, initially as anti-cancer agents.

●	On July 5, 2018, we completed the private placement of $515,000 of non-interest bearing senior convertible debentures.

●	Between October 2, 2017 and October 23, 2017, we announced three (3) separate collaborations for preclinical studies of our proprietary adenosine receptor modulator based compounds. The collaborations are with the University of Virginia School of Medicine, NYU Winthrop Hospital, and the National Institutes of Health.

●	On September 12, 2017, we completed (i) the private placement of approximately $320,000 non-interest bearing senior convertible debentures and (ii) the exchange of approximately $2.5 million in stated value Series A and Series B Preferred stock for non-interest bearing senior convertible debentures.

●

On July 31, 2017, we completed a share exchange agreement whereby we acquired 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc. in exchange for 7,122,172 shares of our common stock (50% of our issued and outstanding common stock, including common shares issuable upon conversion of our preferred stock). We have subsequently determined that the goodwill assigned to the as Lewis & Clark acquisition had become fully impaired as of December 31, 2017.

●	On April 24, 2017, April 18, 2017 and March 17, 2017, we completed the private placement of an aggregate of approximately $290,000 of our securities.

Product Development of Mipsagargin

Mipsagargin is a prodrug targeting the tumor vasculature that has therapeutic potential in a wide range of malignancies. We have currently curtailed our development of mipsagargin. We can not predict if or when we will recommence development of mipsagargin.

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

The adenosine receptor antagonists have broad applicability as a potential immuno-oncology (IO) therapeutic agent in multiple tumor types both as a single agent and in combination with other IO agents, in addition to traditional cytotoxic chemotherapy. We are actively seeking licensing opportunities and/or partners to further development our A2B and dual A2A/A2B receptor antagonists. Our current product development plan for adenosine receptor antagonists contemplates the following major initiatives, subject to the Company receiving sufficient funds:

●	Continue development of anti-cancer agents with partner company, Ridgeway Therapeutics, Inc.

●	Further characterization of existing agents toward IND enabling studies and support ongoing licensing/partnership activities.

●	Conduct IND enabling studies.

●	Conduct clinical studies with one or more of the adenosine receptor antagonists.

●	Continue generating additional adenosine receptor antagonists to expand our portfolio.

The adenosine receptor agonists have applicability in a broad range of non-oncology conditions including inflammatory and autoimmune diseases and conditions. We are actively seeking licensing opportunities and/or partners to further development our A2A receptor agonists. Our current product development plan for adenosine receptor agonists contemplates the following major initiatives subject to the Company receiving sufficient funds:

●	License and/or partner to companies with development expertise in the intended indication.

●	Further characterize existing agents to support licensing/partnership activities.

●	Continue generating additional adenosine receptor agonists to expand our portfolio.

Our Technology

We have what we believe to be a robust intellectual property portfolio covering proprietary A2A agonists (LNC-001, see below), A2B antagonists (LNC-002, see below), and dual A2A/A2B antagonists (LNC-003, see below). We also have a substantial catalog of synthesized compounds, specifically A2A agonists and A2B antagonists that require further characterization and testing for potential clinical candidates. We believe that our proprietary dual A2A/A2B antagonists have great potential and should be further explored.

Patents and Proprietary Rights

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable or that we determine to keep as trade secrets. We protect our proprietary information, in part, using confidentiality agreements with our employees, consultants, significant scientific collaborators, and sponsored researchers that generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.

The intellectual property underlying our technology is covered by certain patents and patent applications previously owned by Lewis and Clark Pharmaceuticals, Inc. (LNC) and now fully owned by the Company. All of the LNC intellectual property has been assigned to LNC, a fully owned subsidiary of the Company.

FILE NUMBER	FIELD	APPLICATION NO.	FILING DATE	ISSUE DATE	PATENT NO.
LNC-001-AU	A2A AGONISTS	2013296420	Jul 31, 2013	Mar 22, 2018	2013296420
LNC-001-BR	A2A AGONISTS	BR112015022499	Jul 31, 2013
LNC-001-CA	A2A AGONISTS	2880040	Jul 31, 2013
LNC-001-EA	A2A AGONISTS	201590205	Jul 31, 2013	Jun 30, 2017	027174
LNC-001-EP	A2A AGONISTS	138259858	Jul 31, 2013
LNC-001-IL	A2A AGONISTS	236986	Jul 31, 2013	Sep 30, 2017	236986
LNC-001-IN	A2A AGONISTS	538DELNP2015	Jul 31, 2013
LNC-001-JP	A2A AGONISTS	2015525562	Jul 31, 2013
LNC-001-KR	A2A AGONISTS	1020157004901	Jul 31, 2013
LNC-001-MX	A2A AGONISTS	MXa2015001370	Jul 31, 2013
LNC-001-NZ	A2A AGONISTS	703992	Jul 31, 2013	Jan 15, 2019	703992
LNC-001-US	A2A AGONISTS	13956111	Jul 31, 2013	Jun 30, 2015	9067963
LNC-001-US-CNT1	A2A AGONISTS	14752861	Jun 27, 2015	Nov 21, 2017	9822141
LNC-001-US-CNT2	A2A AGONISTS	15818661	Nov 20, 2017
LNC-001-ZA	A2A AGONISTS	201501350	Jul 31, 2013	Dec 21, 2016	2015/01350
LNC-002-AU	A2B ANTAGONISTS	2016246068	Apr 8, 2016
LNC-002-BR	A2B ANTAGONISTS	BR1120170213869	Apr 8, 2016
LNC-002-CN	A2B ANTAGONISTS	2016800268351	Apr 8, 2016
LNC-002-EA	A2B ANTAGONISTS	201792156	Apr 8, 2016
LNC-002-EP	A2B ANTAGONISTS	167774363	Apr 8, 2016
LNC-002-IL	A2B ANTAGONISTS	254902	Apr 8, 2016
LNC-002-IN	A2B ANTAGONISTS	201727039305	Apr 8, 2016
LNC-002-JP	A2B ANTAGONISTS	2018504080	Apr 8, 2016
LNC-002-KR	A2B ANTAGONISTS	1020177031978	Apr 8, 2016
LNC-002-MX	A2B ANTAGONISTS	MXa2017012783	Apr 8, 2016
LNC-002-NZ	A2B ANTAGONISTS	736705	Apr 8, 2016
LNC-002-SG	A2B ANTAGONISTS	11201707753X	Apr 8, 2016
LNC-002-US	A2B ANTAGONISTS	15094903	Apr 8, 2016	Feb 14, 2017	9593118
LNC-002-ZA	A2B ANTAGONISTS	201707248	Apr 8, 2016	Oct 31, 2018
LNC-003-P2	DUAL A2A-A2B ANTAGONISTS	62791910	Jan 14, 2019

When appropriate, we will continue to seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe will provide us with a competitive advantage. We will accomplish this by filing and maintaining patent applications for discoveries we make, either alone or in collaboration with scientific collaborators and strategic partners. Typically, we plan to file patent applications in the United States and, for LNC-003, in the Patent Cooperation Treaty (PCT). In addition, we plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interest.

Development Strategy

While we curtailed our operations in February 2018 due to our cash position, in the event that we are able to raise sufficient capital to execute our clinical and pre-clinical development strategy, we anticipate that under the planning and direction of key personnel, we expect to outsource all our nonclinical development and manufacturing, and the majority of our clinical development activities to contract research organizations (CROs) and contract manufacturing organizations (CMOs). Our contract CROs and CMOs are required to comply with federal, state and United States Food and Drug Administration or FDA regulations including Good Manufacturing Practices (cGMP), Good Clinical Practices (GCP), and Good Lab Practices (GLP).

In the event that we are able to raise sufficient capital, we intend to conduct further characterization and testing of our A2B antagonists to select a candidate for pre-clinical and clinical trials in an oncology indication. This oncology work is expected to be run in conjunction with and oversight from Ridgeway Therapeutics, Inc. for the selection of an anti-cancer agent. Ridgeway Therapeutics, Inc. is currently delinquent in their quarterly payments. We expect them to fulfill their obligations once they have funding.

In-licensing or Acquisition Strategy.

In addition to the development of our current product candidates, we have initiated an in-licensing or acquisition strategy to further expand our product pipeline. Our in-licensing strategy consists of evaluating early clinical or late preclinical stage opportunities in therapeutic areas that can benefit from our current product candidates or core expertise in drug development. We believe that this element of our corporate strategy could diversify some of the risks inherent in focusing on limited therapeutic areas and could increase our probability of commercial success.

Commercialization Strategy

In the event that we are able to raise sufficient capital to continue our operations, we intend to (i) license or sell the underlying technology of our therapeutics to third parties during or after our clinical trials, (ii) seek a corporate partner for further development, or (iii) continue developing our drug candidates ourselves. It is expected that such third parties would then continue to develop, market, sell, and distribute any resulting products. As part of our overall strategic plan, we are exploring our options and actively seeking to engage in a collaborative, strategic and/or licensing arrangement with another pharmaceutical company. If we enter into any such transaction, we may be required to give up certain rights to our technology and control over its future development.

Intellectual Property

We regard the protection of patents and other intellectual property rights that we own or license as critical to our business and competitive position. To protect our intellectual property, we rely on patent, trade secret, and copyright law, as well as confidentiality, nondisclosure, assignment of invention and other contractual arrangements with our officers, directors, employees, consultants, investigators, clinical trial sites, contractors, collaborators and other third parties to whom we disclose confidential information. Our policy is to pursue patent applications on inventions and discoveries that we believe are commercially important to the development and growth of our business. We solely own or have exclusive licenses to our patents and patent applications.

Our pipeline currently includes a substantial catalog of synthesized compounds, specifically A2A agonists and A2B antagonists that require further characterization and testing for potential clinical candidates. Our proprietary dual A2A/A2B antagonists have great potential and need to be further explored.

Our intellectual property estate, shown above, has eight (8) issued patents in six (6) different jurisdictions and twenty-one (21) currently pending applications. With appropriate funding and upon further research into our dual A2A/A2B antagonists, we intend to file a regular US and a Patent Cooperation Treaty (PCT) applications to enable worldwide protection of these antagonists.

When appropriate and funding permitting, we plan to continue to seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe would provide us with a competitive advantage. We expect to be able to accomplish this by filing and maintaining patent applications for discoveries we make, either alone or in collaboration with scientific collaborators and strategic partners. Typically, we plan to file patent applications in the United States as well as foreign countries, where applicable. In addition, we may obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interest.

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

Employees

As of December 31, 2017 we employed 7 full-time individuals. As of April 1, 2019, Mr. Lowe, our chief executive officer, is our only remaining employee. In addition, we contract with a limited number of consultants to assist in activities related to our operations.

Corporate History

We were incorporated in the State of Delaware in November 2003 and our principal office is located in Westlake Village, California. On November 17, 2016, we completed a 1:30 reverse stock split of our common stock. Since our inception, we have invested a substantial portion of our efforts and financial resources in the development of mipsagargin (G-202). As of February 2018, we have curtailed our operations due to our cash position. In the event that we receive sufficient funding, we plan to focus our efforts on our Adenosine Receptor Modulators. We have generated no revenues from the sale of our product candidates and have experienced substantial net operating losses.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These materials are available on the SEC’s web site, http://www.sec.gov.

You may also read and copy any materials you file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet site is located at http://www.sec.gov. Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

INSPYR THERAPEUTICS

31200 Via Colinas Suite 200

Westlake Village, CA 91362

Attn: Chief Executive Officer

Tel: (818) 597-7552

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

Risks Related to our Financial Position and Need to Raise Additional Capital

We were forced to curtail our operations due to a lack of operating capital and we will not be able to continue as a going concern if we do not obtain additional financing.

Since our inception, we have funded our operations through the sale of our securities. Our cash and cash equivalents balance at December 31, 2017 was $10,000. Although we raised approximately $290,000 in gross proceeds pursuant to our March through April 2017 private placement, we were forced to curtail our operations in February 2018. Additionally, despite raising $500,000 in gross proceeds through the sale of convertible debentures in July 2018, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Risks Relating to Our Stage of Development and Business

If we are unable to successfully build a new management team and secure additional members and employees, our business could be harmed.

On March 16, 2016, our former President, Chief Executive Officer, Chief Financial Officer and founder provided us his notice of termination thereby ceasing his employment. On August 2, 2016, we appointed Christopher Lowe as our new chief executive officer, president and principal accounting officer. In February 2018, Ronald Shazer, MD, resigned as our chief medical officer. We will need to continue to augment senior management as well as additional personnel to execute our business plan and grow our business. Our success depends largely on the development and execution of our business strategy by our senior management team. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of only one individual, Mr. Lowe, the loss of Mr. Lowe would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. Additionally, we cannot assure you that management will succeed in working together as a team. In the event that we are unsuccessful, our business and prospects could be harmed.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through December 31, 2017, we have raised approximately $36.35 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $60 million. Our net losses for the two most recent fiscal years ended December 31, 2017 and 2016 were $11.1 million and $3.2 million, respectively. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

Our product candidates are at various stages of early development and significant financial resources are required to develop commercially viable products and obtain regulatory approval to market and sell such products. We will need to devote significantly more research and development efforts, financial resources and personnel to develop commercially viable products and obtain regulatory approvals. We may encounter hurdles and unexpected issues as we proceed in the development of our other product candidates. While initial data from our research appear promising, the outcome of the pre-clinical and development work is uncertain and future trials may ultimately be unsuccessful. If we fail to develop and successfully commercialize our product candidates, our business may be materially harmed and could fail.

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

As needed, we plan to rely heavily on third party collaborators, partners, licensees, clinical research organizations, clinical investigators, vendors or other third parties to support our research and development efforts and to conduct clinical trials for our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, these third parties on a commercially reasonable basis, if at all. Additionally, to commercialize our proposed products, we intend to rely on third party licensees or the outright sale of our proposed products to pharmaceutical partner(s). If we fail to establish or maintain such third-party relationships as anticipated, our business could be adversely effected.

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

The design of our potential clinical trials will be based on many assumptions about the expected effect of our product candidates and if those assumptions are incorrect, our potential clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of early clinical trials. Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that may be obtained from later trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. Our products may not prove to be safe and effective in clinical trials and may not meet all regulatory requirements needed to receive regulatory approval. While data from our completed trials appear promising, the outcome of the current trials is uncertain and these trials or future trials may ultimately be unsuccessful. Our clinical trials may among other things, not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

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

Encouraging results from our studies to date should not be relied upon as evidence that our planned pre-clinical and clinical trials will ultimately be successful or our products approved for marketing. Even though the results of our studies to date seem promising, we will be required to demonstrate through further pre-clinical and clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we could experience potentially significant delays in, or be required to abandon, development of that product candidate. While initial data from our preliminary studies appear promising, the outcome of any clinical trials is uncertain and such trials or future trials may ultimately be unsuccessful.

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

The market prices for the securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, such as ours, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

●	our ability retain and augment our current management team and workforce, which currently consists of only one employee, our chief executive officer;

●	the development status of our drug candidates, particularly the results of our clinical trials;
●	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;
●	announcements of technological innovations, new commercial products, or other material events by our competitors or us;
●	disputes or other developments concerning our proprietary rights;
●	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;
●	additions or departures of key personnel;
●	loss of any strategic relationship;
●	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;
●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
●	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;
●	regulatory developments in the United States or foreign countries; and
●	economic, political and other external factors.

Broad market fluctuations may cause the market price of our common stock to decline substantially. Additionally, fluctuations in the trading price or liquidity of our common stock may materially and adversely affect, among other things, the interest of investors to purchase our common stock on the open market and, generally, our ability to raise capital.

Our board of directors has broad discretion to issue additional securities, in the event that we have adequate authorized capital to issue such securities.

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of April 1, 2019, we have issued and outstanding 150,000,000 shares of common stock and, accordingly, no additional shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities will be available until such time as we complete a reverse stock split or authorize additional shares. As of April 1, 2019, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.4318 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue no additional shares of common stock, and 29,991,856 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

We currently do not have enough authorized shares of common stock for additional issuances. The shareholders have approved a reverse stock split in amount not less than 1-for-2 and not more than 1-for-500 at the discretion of the Board until December 31, 2019. The Board currently plans to effect a reverse stock split in order to authorize additional capital for its future sale of securities stock issuances to service providers, warrant exercises, and conversions of outstanding preferred stock and convertible debentures.

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

As of April 1, 2019, we had 150,000,000 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $3,364,813 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $2,676,967 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, and Series C 0% Convertible shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of April 1, 2019, we were obligated to reserve for issuance (i) 328,221 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 14,200,000 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 38,086,296 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 1,000,000 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 4,327,803 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $3.05 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (vi) 301,015 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $5.27 per share and (vii) 649,567,654 shares of our common stock issuable upon conversion of our outstanding convertible notes payable. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital. Notwithstanding the foregoing, we currently do not have adequate authorized shares available for issuance pursuant to our convertible securities as of April 1, 2019.

The market for our common stock has been illiquid and our investors may be unable to sell their shares.

Our common stock trades with limited volume on the pink sheets of the OTC Markets Group Inc. Accordingly, although a limited public market for our common stock exists, it is still relatively illiquid compared to that of a seasoned issuer. Prior to making an investment in our securities, you should consider the limited market for our common stock. No assurances can be given that the trading volume of our common stock will increase or that a liquid public market for our securities will ever materialize.

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

We currently have no available common stock available for new securities issuances, or for the conversion / exercise of outstanding securities, which may restrict us from accessing additional capital through the sale of new securities or the exercise of outstanding convertible securities.

Our Certificate of Incorporation authorizes us to issue up to 150,000,000 shares of common stock, all of which are issued and outstanding as of April 1, 2019. Accordingly, we do not have sufficient authorized shares of common stock for additional issuances. While our shareholders have approved a reverse stock split in amount not less than 1-for-2 and not more than 1-for-500 at the discretion of the Board until December 31, 2019, no such additional reverse stock split has taken place. Notwithstanding, the Board currently plans to effect a reverse stock split in order to authorize additional capital for its future stock issuances, warrant exercises, and conversions of outstanding preferred stock and convertible debentures. Our failure to complete the reverse stock split may further subject us to penalties if we are unable to satisfy conversions of our outstanding convertible debentures, or exercises of our outstanding warrants and options, which may harm our financial position and business prospects.

We may be required to make significant payments to members of our management in the event their employment with us is terminated or if we experience a change of control.

We are a party to an employment agreement with Christopher Lowe that calls for severance payments in the event certain conditions as further described in his employment agreement are met. In the event that (i) we terminate the employment, (ii) we experience a change in control or, (ii) if he terminates employment with us, Mr. Lowe may be entitled to receive certain severance and related payments, provided certain conditions are previously met. Additionally, in such instance, certain securities held by Mr. Lowe shall become immediately vested and exercisable. Upon the occurrence of any such event, our obligation to make such payments could significantly impact our working capital and, accordingly, our ability to execute our business plan which could have a materially adverse effect to our business. Also, these provisions may discourage potential takeover attempts that could be beneficial to our stockholders.

If our management team is not effective or if we fail to attract, hire or retain qualified personnel, we may not be able to design, develop or commercialize our products successfully or manage our business.

While we have been able to secure a chief executive officer, our anticipated growth and expansion may require the addition of new personnel and the development of additional expertise by existing management. There is intense competition for qualified personnel in such areas. Accordingly, there can be no assurances that we would be able to attract and retain the qualified personnel necessary for the successful development of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located at 31200 Via Colinas, Suite 200, Westlake Village, CA 91362. At present our employee and consultants work virtually from around the country. We currently pay no money for these facilities. We anticipate that in the event we raise capital sufficient to fund our operations, we will establish permanent offices and relocate to another facility. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

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

Market Information

Our common shares are quoted on the pink sheets of the OCT Markets under the symbol NSPX. Although a market for our common stock exists, it is relatively illiquid. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of April 1, 2019, we had approximately 133 record holders of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2007 Stock Plan, as amended (1)	95,835	$18.56	98,497
Equity compensation plans not approved by security holders:
2009 Executive Compensation Plan	49,086	6.50	150,914
Inducement Stock Option Plan	211,360	$2.64	88,640
2017 Equity Compensation Plan	0	$0.00	2,000,000
Total	356,281	$7.45	2,338,051

(1) Our 2007 Stock Plan, as amended, provides for the issuance of up to 50,000 common shares during any calendar year. The plan provides for the issuance of up to 200,000 common shares in the aggregate.

GenSpera 2007 Equity Compensation Plan

Our 2007 Equity Compensation Plan (“2007 Plan”) is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 50,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 200,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2017, we have granted awards under the 2007 Plan equal to approximately 180,699 shares of our common stock, and 79,196 shares have been cancelled or forfeited. Accordingly, there are 98,497 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

GenSpera 2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan, as amended (“2009 Plan”) is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2017, our 2009 Plan authorizes the issuance of up to 200,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to approximately 164,868 common shares, and 115,782 shares have been cancelled or forfeited. Accordingly, there are 150,914 shares of common stock available for future awards under the 2009 Plan.

GenSpera Inducement Award Stock Option Plan

Our Inducement Award Stock Option Plan (“Inducement Plan”) is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 300,000 shares of common stock to new employees of the Company. As of December 31, 2017, 211,360 grants have been made pursuant to the Plan. Accordingly, there are 88,640 shares of common stock available for future issuance under the Inducement Plan.

Inspyr Therapeutics 2017 Equity Compensation Plan

Our 2017 Equity Compensation Plan (“2017 Plan”) is administered by our board or any of its committees. The purposes of the 2017 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2017 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2017 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2017 Plan authorizes the issuance of up to 2,000,000 shares of common stock for the foregoing awards. As of December 31, 2017, we have granted no awards under the 2017 Plan, and no shares have been cancelled or forfeited. Accordingly, there are 2,000,000 shares of common stock available for future awards under the 2017 Plan. In the event of a change in control, awards under the 2017 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

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

On February 28, 2017, in connection with Dr. Richerson’s release of claims and separation agreement, we agreed to make any vested portion of Dr. Richerson’s outstanding options to purchase an aggregate of 64,155 shares of Common Stock, exercisable at any time during their remaining term regardless of any termination provisions contained in the equity compensation plans to which such awards were made as well as reduce the exercise price of such options to $0.75 per share.

●	In March through April 2017, we offered and sold 290.43148 units, in a private placement to certain accredited investors for gross proceeds of approximately $290,000. The Series C preferred stock has a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.75 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales for a period of 12 months from the date of issuance. The warrants include (i) 387,251 Series M common stock purchase warrants with a price per share of $0.90 and a term of five years from the date of issuance, (ii) 387,251 Series N common stock purchase warrants with a price per share of $0.75 and a term of six months from the date of issuance and (iii) 387,251 Series O common stock purchase with a price per share of $0.75 and a term of six months from the date of issuance. The common shares underlying the Series C preferred stock are subject to adjustment in the in the event of stock splits and dividends, subsequent equity sales, pro rata distributions and fundamental transactions. In the event that the shares underlying all of the warrants issued in the March through April 2017 Offering are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, fundamental transactions, and pro rata distributions. The warrants also contain anti-dilution protection for a period of 12 months from the date of issuance.

●	In April 2017, we issued an aggregate of 50,000 shares of Common Stock to shareholders pursuant to the conversion of 26.5 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

●	In May 2017, we issued an aggregate of 20,000 shares of Common Stock to shareholders pursuant to the conversion of 10.6 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

●	In June 2017, we issued an aggregate of 20,000 shares of Common Stock to shareholders pursuant to the conversion of 10.6 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

●	On July 31, 2017, we completed a share exchange agreement whereby we acquired 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc. in exchange for 7,122,172 shares of our common stock (50% of our issued and outstanding common stock, including common shares issuable upon conversion of our preferred stock

●	On September 12, 2017, we issued $320,000 in senior convertible debentures (“Debentures”) for (i) $250,000 in cash and (ii) the cancellation of $70,000 of obligations. The Debentures are non-interest bearing, have a maturity date of September 12, 2018 and are convertible into shares of common stock at any time at a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on a conversion date. The Debentures also contained provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Debentures also contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. The Debentures are further redeemable for cash upon twenty (20) trading days’ notice provided that certain conditions are met.

●	On September 12, 2017, we issued $2,504,812.50 in Debentures in exchange for the cancellation of (i) $1,615.812 in stated value of Series A 0% Convertible Preferred Stock and (ii) $890,000 of in stated value of Series B 0% Convertible Preferred Stock. The Debentures contain the same terms as described above.

●	Between September 14, 2017 and December 31, 2017, Debenture holders converted an aggregate of $122,369.95 into 2,144,340 shares of common stock at per share conversion prices ranging from $0.212 to $.022.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the year ended December 31, 2017 to the year ended December 31, 2016.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

Company Overview

Business

We are a clinical-stage, pre-revenue, pharmaceutical company primarily focused on the development of therapeutics for the treatment of diseases. Through our acquisition of Lewis and Clark Pharmaceuticals, Inc., we currently are focusing on a pipeline of small molecule adenosine receptor modulators.

The adenosine receptor modulators include A2B antagonists, dual A2A/A2B antagonists, and A2A agonists that have broad development applicability including indications within immuno-oncology and inflammation. Adenosine is implicated in immunosuppression in the tumor microenvironment. Adenosine receptor antagonists may boost the host immune response against the tumor as a single-agent and in combination with other existing immuno-oncology agents leading to enhanced tumor killing and inhibition of metastasis. Adenosine also has anti-inflammatory properties in the acute and chronic setting. Adenosine receptor agonists may promote a decreased inflammatory response and can potentially treat a broad range of inflammatory and autoimmune based diseases and conditions (e.g., rheumatoid arthritis, joint injury, Crohn’s disease, psoriasis) as well as improve wound healing and decrease pain.

During February 2018, due to a lack of capital, we curtailed substantially all our business operations. In the event that we are able to raise sufficient capital, our major focus would be to: (i) further characterization, in conjunction with Ridgeway Therapeutics, of anti-cancer activity of the current pipeline of A2B antagonists and dual A2A/A2B antagonists leading to selection of a clinical candidate for an Investigative New Drug or IND enabling studies, (ii) further characterization of the current pipeline of A2A agonists leading to selection of a clinical candidate for an Investigative New Drug or IND enabling studies; (iii) licensing and/or partnering the A2B antagonists, dual A2A/A2B antagonists, and/or A2A agonists for further development, (iv) through our newly acquired adenosine receptor chemistry technology platform, continue to produce next generation adenosine receptor modulators, (v) pursue licensing and/or partnering of mipsagargin, (vi) conduct a clinical study of mipsagargin in patients with advanced HCC, and (vii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field.

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. During February of 2018, we curtailed our operations due to our lack of cash. During July 2018, we were able to raise approximately $500,000 through the sale of debt securities. We are currently using such funds to attempt to become current in our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, and other outstanding obligations, the payment of which we believe to be vital to our future operations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and continue, to the best of our ability, our public company reporting requirements.

While we believe that the data from our nonclinical studies appear promising, the outcome of our ongoing or future studies may ultimately be unsuccessful.

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

Recent Developments

●	On August 3, 2018, we entered into an agreement with Ridgeway Therapeutics, Inc. to develop A2B antagonists, dual A2A/A2B antagonists, initially as anti-cancer agents.

●	Between October 2, 2017 and October 23, 2017, we announced three (3) separate collaborations for preclinical studies of our proprietary adenosine receptor modulator based compounds. The collaborations are with the University of Virginia School of Medicine, NYU Winthrop Hospital, and the National Institutes of Health.

●	On September 12, 2017, we completed (i) the private placement of approximately $320,000 non-interest bearing senior convertible debentures and (ii) the exchange of approximately $2.5 million in stated value Series A and Series B Preferred stock for non-interest bearing senior convertible debentures.

●

On July 31, 2017, we completed a share exchange agreement whereby we acquired 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc. in exchange for 7,122,172 shares of our common stock (50% of our issued and outstanding common stock, including common shares issuable upon conversion of our preferred stock). We have subsequently determined that the goodwill assigned to the as Lewis & Clark acquisition had become fully impaired as of December 31, 2017.

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

The adenosine receptor antagonists have broad applicability as a potential immuno-oncology (IO) therapeutic agent in multiple tumor types both as a single agent and in combination with other IO agents, in addition to traditional cytotoxic chemotherapy. We are actively seeking licensing opportunities and/or partners to further development our A2B and dual A2A/A2B receptor antagonists. Our current product development plan for adenosine receptor antagonists contemplates the following major initiatives, subject to the Company receiving sufficient funds:

●	Continue development of anti-cancer agents with partner company, Ridgeway Therapeutics, Inc.

●	Further characterization of existing agents toward IND enabling studies and support ongoing licensing/partnership activities.

●	Conduct IND enabling studies.

●	Conduct clinical studies with one or more of the adenosine receptor antagonists.

●	Continue generating additional adenosine receptor antagonists to expand our portfolio.

The adenosine receptor agonists have applicability in a broad range of non-oncology conditions including inflammatory and autoimmune diseases and conditions. We are actively seeking licensing opportunities and/or partners to further development our A2A receptor agonists. Our current product development plan for adenosine receptor agonists contemplates the following major initiatives subject to the Company receiving sufficient funds:

●	License and/or partner to companies with development expertise in the intended indication.

●	Further characterize existing agents to support licensing/partnership activities.

●	Continue generating additional adenosine receptor agonists to expand our portfolio.

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of December 31, 2017 we had an accumulated deficit of approximately $60 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at December 31, 2017 was approximately $10,000 representing 14.5% of total assets. In March and April of 2017 we completed additional private placements of an aggregate of $290,000 of our securities and in September 2017 we completed additional private placements of an aggregate of $250,000 of our securities. Based on our current expected level of operating expenditures and cash balance as of December 31, 2017, we expect to be able to fund our operations into the third quarter of 2018. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash. Notwithstanding our recent financing in July 2018, whereby we raised $500,000, our current cash level raises substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2017 that are of significance or potential significance to the Company.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not expect any impact from the adoption of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. A public business entity that is a SEC filer should adopt the amendments of ASU No. 2017-04 for its annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect any impact from the adoption of this standard on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the full retrospective application of this standard. As such the financial statements for the year ended December 31, 2016 have been adjusted to reflect the adoption of ASU 2017-11.

Result of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2017 and 2016. We do not anticipate generating any revenues during 2018. Net loss for 2017 and 2016 were $11.1 million and $3.2 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $5.9 million and $3.2 million during 2017 and 2016, respectively.  The increase in operating expenses is the result of the following factors.

	Year Ended		Change in 2017
	December 31,		Versus 2016
	2017	2016	$	%
	(amount in thousands)
Operating Expenses
Research and development	$1,695	$1,101	$594	54%
General and administrative	1,665	2,089	(424)	(20)
Impairment of goodwill	2,159	—	2,159	100
Impairment of equipment	332	—	332	100
Total operating expense	$5,851	$3,190	$2,661	83%

Research and Development

Research and development expenses totaled $1.7 million and $1.1 million for the years ended 2017 and 2016, respectively. The increase of $0.6 million, or 54%, in 2017 compared to 2016 was primarily due to an increase in compensation cost related to the employment of new personnel, partially offset by a decrease in legal expense.

Our research and development expenses consist primarily of expenditures related to toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

General and Administrative

General and administrative expenses totaled $1.7 million and $2.1 million during 2017 and 2016, respectively. The decrease of approximately $0.4 million, or 20%, in 2017 compared to 2016 was primarily the result of a decrease from prior year spending related to corporate communication and business development costs and professional and consulting fees, partially offset by an increase in compensation.  Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Impairment Expense

Due to the curtailment of business activity in February 2018, we determined that the goodwill assigned to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded a goodwill impairment charge of $2.2 million during the year ended December 31, 2017. The Company also determined that the office and lab equipment acquired pursuant to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded an impairment charge of $0.3 million during the year ended December 31, 2017.

Other Income (Expense)

Other income (expense) totaled approximately $5.2 million of expense and $3,000 of income for 2017 and 2016, respectively.

	Year Ended		Change in 2017
	December 31,		Versus 2016
	2017	2016	$	%
	(amount in thousands)
Loss on change in fair value of derivative liability	$(103)	$—	$(103)	(100)%
Gain on conversion of debt	88	—	88	100
Interest income (expense), net	(5,234)	3	(5,237)	1,746)%
Total other income (expense)	$(5,249)	$3	$(5,252)	(1,750)%

Loss on change in fair value of derivative liability

There was a loss on change in fair value of our derivative liability of approximately $0.1 million during the year ended December 31, 2017, with no comparable expense during the year ended December 31, 2016. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017, where we issued convertible notes with variable conversion rates. Refer to Note 7 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.1 million during the year ended December 31, 2017, with no comparable expense during the year ended December 31, 2016. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had 5.2 million net interest expense in 2017, compared to interest income of $3,000 in 2016. The increase of $5.2 million was attributable to new derivative instruments with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $60 million as of December 31, 2017 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2017, we have funded our operations through the private sale of our equity securities, convertible debt and exercise of options and warrants, resulting in gross proceeds of $36.4 million. Cash and cash equivalents at December 31, 2017 were $0.01 million.

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. In 2017, we completed financings resulting in gross proceeds of approximately $0.5 million. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the second quarter of 2018. This assumes that we spend minimally on general operations and only continue conducting our ongoing clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Year Ended
	Ended December 31,
	2017	2016
	(amounts in thousands)
Cash at beginning of period	$547	$2,465
Net cash used in operating activities	(1,092)	(2,733)
Net cash provided by investing activities	20	—
Net cash provided by financing activities	535	815
Cash at end of period	$10	$547

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.1 million and $2.7 million during 2017 and 2016, respectively. The decrease of $1.6 million in cash used during 2017 compared to 2016 was primarily attributable to an increase of $1.7 million in our prepaid expenses and accrued liabilities, partially offset by an increase in our net loss (after adjusting for noncash items) of approximately $0.1 million.

Net Cash Used in Investing Activities

Cash provided by investing activities was $0.02 million and $0 for 2017 and 2016, respectively. The cash provided by investing activities was due to cash acquired in the acquisition of Lewis & Clark Pharmaceuticals, Inc.

Net Cash Provided by Financing Activities

During 2017, we received net proceeds of $0.5 million from the sales of our securities and convertible debentures, compared to $0.8 million during 2016 in net proceeds from the sales of our securities in a private placement. We are actively seeking sources of financing to fund our continued operations and research and development programs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15(a)(1) of Part IV of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists only of our Principal Executive Officer and Principal Accounting Officer (who is also our Principal Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2017 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management, which consists only of our Principal Executive Officer and Principal Accounting Officer (who is also our Principal Executive Officer), does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors, Executive Officers and Significant Employees

The names of our directors and executive officers and their ages, positions, and biographies as of March 3, 2019, are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected, except in the case of death, resignation, or removal. On February 28, 2017, Russell Richerson, PhD, resigned as chief operating officer. On February 12, 2018, Dr. Shazer resigned as chief medical officer. On February 9, 2018, Drs. Grebow and Buller resigned as members of the Board.

Name	Position	Age	Position Since
Executive Directors
Christopher Lowe	Chief Executive Officer, Chief Financial Officer, President and Director	48	08/2016

Independent Directors
Scott V. Ogilvie	Director	64	03/2008
Claire Thom, Pharm.D.	Director	63	10/2016

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

Code of Ethics

We have adopted a “Code of Ethics” that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code is attached to this Annual Report as Exhibit 14.01.

Independent Directors

For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rule 5605(a)(2). Pursuant to the definition, the Company has determined that Dr. and Thom and Mr. Ogilvie qualify as independent.

Committees

The board of directors has established three standing committees: (1) an Audit Committee, (2) a Nominating and Corporate Governance Committee, and (3) a Leadership Development and Compensation Committee. Each of the committees operates under a written charter adopted by the board of directors. A copy of each respective committee’s charter can be viewed as Exhibits 99.01, 99.02 and 99.03 to this Annual Report

The table below identifies the Board’s standing committees and committee membership as of March 1, 2019:

Director	Independent	Audit Committee	Nominating and Corporate Governance Committee	Leadership Development and Compensation Committee
Scott Ogilvie	Yes	Chair	Chair	—
Claire Thom, Pharm.D.	Yes	Member	—	Chair

Each member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee is considered independent under the NASDAQ Market Place Rules.

Audit Committee

The main function of our Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act, is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. This committee’s responsibilities include:

●	Selecting and hiring our independent auditors.
●	Evaluating the qualifications, independence and performance of our independent auditors.
●	Approving the audit and non-audit services to be performed by our independent auditors.
●	Reviewing the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies.
●	Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters.
●	Reviewing with management any earnings announcements and other public announcements regarding our results of operations.
●	Reviewing regulatory filings with management and our auditors.
●	Preparing any report the SEC requires for inclusion in our annual proxy statement.
●	The Audit Committee will review and approve all related party transactions.

Our Audit Committee is currently comprised of Scott V. Ogilvie and Claire Thom, each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the SEC and rule 5605(a)(2) of the Marketplace Rules of NASDAQ. Additionally, our board has determined that Scott V. Ogilvie is an audit committee financial expert as defined under the rules of the SEC. A copy of the charter is contained in Exhibit 99.01 to this Annual Report

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee’s purpose is to assist our board of directors in identifying individuals qualified to become members of our board of directors consistent with criteria set by our board of directors and to develop our corporate governance principles. This committee’s responsibilities include:

●	Evaluating the composition, size, organization and governance of our board of directors and its committees, determining future requirements, and making recommendations regarding future planning, the appointment of directors to our committees and selection of chairs of these committees.
●	Reviewing and recommending to our board of directors, director independence determinations made with respect to continuing and prospective directors.
●	Establishing a policy for considering stockholder nominees for election to our board of directors.
●	Recommending ways to enhance communications and relations with our stockholders.
●	Evaluating and recommending candidates for election to our board of directors.
●	Overseeing our board of directors’ performance and self-evaluation process and developing continuing education programs for our directors.

●	Evaluating and recommending to the board of directors termination of service of individual members of the board of directors as appropriate, in accordance with governance principles, for cause or for other proper reasons.
●	Making regular written reports to the board of directors.
●	Reviewing and reexamining the committee’s charter and making recommendations to the board of directors regarding any proposed changes.
●	Reviewing annually the committee’s own performance against responsibilities outlined in its charter and as otherwise established by the board of directors.

Our Nominating and Corporate Governance Committee is currently comprised of Scott V. Ogilvie, a non-employee member of our board of directors. Our board of directors has determined that Mr. Ogilvie is independent as defined in rule 5605(a)(2) of the Marketplace Rules of NASDAQ. The charter of the Nominating and Corporate Governance Committee is contained in Exhibit 99.03 of this Annual Report

Leadership Development and Compensation Committee

The purpose of our Leadership Development and Compensation Committee is to oversee our compensation programs. The committee may form and delegate authority to subcommittees or, with respect to compensation for employees and consultants who are not executive officers for purposes of Section 16 of the Exchange Act, to our officers, in either instance as the committee determines appropriate. The committee’s responsibilities include:

●	Reviewing and approving our general compensation strategy.
●	Establishing annual and long-term performance goals for our CEO and other executive officers.
●	Conducting and reviewing with the board of directors an annual evaluation of the performance of the CEO and other executive officers.
●	Evaluating the competitiveness of the compensation of the CEO and the other executive officers.
●	Reviewing and making recommendations to the board of directors regarding the salary, bonuses, equity awards, perquisites and other compensation and benefit plans for the CEO.
●	Reviewing and approving all salaries, bonuses, equity awards, perquisites and other compensation and benefit plans for our other executive officers.
●	Reviewing and approving the terms of any offer letters, employment agreements, termination agreements or arrangements, change-in-control agreements, indemnification agreements and other material agreements between the company and our executive officers.
●	Acting as the administering committee for our stock and bonus plans and for any equity or cash compensation arrangements that we may adopt from time to time.
●	Providing oversight for our overall compensation plans and benefit programs, monitoring trends in executive and overall compensation and making recommendations to the board of directors with respect to improvements to such plans and programs or the adoption of new plans and programs.
●	Reviewing and approving compensation programs as well as salaries, fees, bonuses and equity awards for non-employee members of the board of directors.
●	Reviewing plans for the development, retention and succession of our executive officers.
●	Reviewing executive education and development programs.
●	Monitoring total equity usage for compensation and establishing appropriate equity dilution levels.
●	Reporting regularly to the board of directors on the committee’s activities.
●	Reviewing and discussing with management the required annual compensation discussion and analysis disclosure, if any, regarding named executive officer compensation and, based on this review and discussions, making a recommendation to include in our annual public filings.
●	Preparing and approving any required committee report to be included in our annual public filings.
●	Performing a review, at least annually, of the performance of the committee and its members and reporting to the board of directors on the results of this review.
●	Investigating any matter brought to its attention, with full access to all our books, records, facilities and employees and obtaining advice, reports or opinions from internal or external counsel and expert advisors in order to help it perform its responsibilities.

Our Leadership Development and Compensation Committee is currently comprised of Claire Thom, who is a non-employee member of our board of directors. Dr. Thom is an “outside” director as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and a “non-employee” director within the meaning of Rule 16b-3 of the Exchange Act. Our board of directors has determined that Dr. Thom is independent as defined in rule 5605(a)(2) of the Marketplace Rules of NASDAQ. A copy of the charter is contained in Exhibit 99.02 to this Annual Report.

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

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2017.

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late

John Montgomery*	Form 3 (1 filed late)	1
Peter E. Grebow, PhD*	Form 4 (1 filed late)	1

* No Longer a director of Inspyr Therapeutics.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ended December 31, 2017 and 2016 provided by (i) each person serving as our principal executive officer, or PEO, or acting in a similar capacity during our fiscal year ended December 31, 2017; (ii) our most highly compensated executive officers other than our PEO who were serving as executive officers on December 31, 2017 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Principal Financial Officer.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Lowe,	2017	275,000	(5)	—	—	—		—	—	—	275,000
Chief Executive Officer And Chief Financial Officer	2016	114,583		—	—	122,630	(1)	—	—	—	237,213

Ronald Shazer, M.D.,	2017	350,000	(6)	—	—	—		—	—	—	350,000
Chief Medical And Senior Vice President	2016	138,542		—	—	66,589	(2)	—	—	8,210	213,341

Russell Richerson, PhD	2017	54,114		—	—	50,786	(3)	—	—	—	104,900
Chief Operating Officer	2016	324,685		—	—	—		—	—	17,524	342,209

Craig Dionne, PhD	2017	—		—	—	—		—	—	—	—
Chief Executive Officer And Chief Financial Officer (4)	2016	124,852		—	—	—		—	—	25,147	149,999

(1)	On August 2, 2016, in connection with Mr. Lowe’s appointment as Chief Executive Officer and Chief Financial Officer, he was issued an option to purchase 64,940 shares of Common Stock, with such option having a term of 7 years and an exercise price of $4.35 per share.

(2)	On August 8, 2016, in connection with Dr. Shazer appointment as Chief Medical Officer and Senior Vice President, he was issued an option to purchase 32,470 shares of common stock, with such option having a term of 7 years and an exercise price of $4.50 per share.

(3)	On February 28, 2017, Dr. Richerson resigned as Chief Operating Officer. In connection with Dr. Richerson’s release of claims and separation agreement, all of his 64,155 outstanding vested options become exercisable at any time during their remaining term regardless of any termination provisions in the equity compensation plans and the exercise price of all such options were reduced to $0.75 per share.

(4)	On March 16, 2016, Dr. Dionne provided us his notice of termination as the company’s Chief Executive Officer and Chief Financial Officer.

(5)	Of Mr. Lowe’s salary listed, $91,667 was actually paid and $183,333 was accrued as of December 31, 2017 but remains unpaid.

(6)	Of Dr. Shazer’s salary listed, $121,676 was actually paid and $228,324 was accrued as of December 31, 2017 but remains unpaid.

Outstanding Executive Equity Awards at Fiscal Year-End 2017

The following table sets forth information concerning stock options held on December 31, 2017, the last day of our 2017 fiscal year, for each named executive officer.

	Number of Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date

Christopher Lowe,	16,235	48,705	4.35	8/3/2023
Chief Executive Officer and
Chief Financial Officer(1)

Ronald Shazer, M.D.	8,118	24,352	4.50	8/9/2023
Chief Medical Officer and
Senior Vices President (2)

Russell Richerson, Ph.D	8,560	—	0.75	7/1/2018
Chief Operating Officer (3)	9,765	—	0.75	1/2/2019
	1,553	—	0.75	1/2/2019
	11,438	—	0.75	3/25/2020
	5,773	—	0.75	3/25/2020
	7,017	—	0.75	1/7/2021
	20,049	—	0.75	1/7/2021
	76,726	—	0.75	8/28/2020

(1)	On August 2, 2016, Mr. Lowe was appointed Chief Executive Officer and Chief Financial Officer.

(2)	On August 8, 2016, Dr. Shazer was appointed Chief Medical Officer and Senior Vice President. On February 8, 2018, Dr. Shazer Resigned.

(3)	On February 28, 2017, Dr. Richerson resigned as Chief Operating Officer.

Employment Agreements and Change in Control

Christopher Lowe

In connection with Mr. Lowe’s employment, we entered into: (i) an employment agreement; (ii) a confidential information and invention assignment agreement; and (iii) an indemnification agreement.

Employment Agreement

We employ Christopher Lowe as our Chief Executive Officer and Chief Financial Officer pursuant to a written contract that until such time that either the Company or Mr. Lowe terminates the agreement. Mr. Lowe receives a base salary of $316,250, of which we deducted $41,250 during the first year and pay such amount to a third party as a placement fee for Mr. Lowe’s employment. As a result, Mr. Lowe received a net base salary of $275,000 for his first year of employment. Mr. Lowe’s base salary may be adjusted on a periodic basis at the sole discretion of the board of directors pursuant to the Company’s review of the compensation of other senior executives. Notwithstanding the foregoing, in the event that the Company receives $25,000,000 in proceeds from one or more series of transactions (“Funding Requirement”), Mr. Lowe’s base salary will be adjusted to no less than the 50th percentile of base compensation for a similar executive at a comparable Company as determined by the compensation committee in consultation with a nationally recognized compensation consultant. Commencing the year after the Funding Requirement is achieved, Mr. Lowe will also be eligible to receive an annual cash bonus based on achievement of certain performance goals with a target cash bonus being no less than the 50th percentile of compensation for a similar executive at a comparable Company as determined by the compensation committee. Also, commencing one year after the date of his employment, Mr. Lowe will be eligible to receive an annual market based stock option grant at the discretion of the board. In addition, as an inducement to Mr. Lowe’s employment, we issued him an inducement option to purchase 72,156 shares of common stock, of which, Mr. Lowe received 64,940 options and we issued the balance of 7,216 options, in the form of a warrant, to a third party as a placement fee for Mr. Lowes employment. The Inducement Option has an exercise price of $4.35 per share, a term of seven (7) years, and vests as follows: (i) 25% vests monthly over a one-year period commencing on the date employment began and (ii) 75% vests upon time and milestones to be mutually agreed upon by Mr. Lowe and the board (or a committee thereof). Notwithstanding the foregoing, if the Company receives gross proceeds of $10,000,000 in the initial 12 month period from the date Mr. Lowe’s employment began (“Qualifying Financing”) and the securities are sold in such Qualifying Financing at a price per share less than the exercise price of Mr. Lowe’s inducement option, then the number of shares underlying such inducement option will be increased by such number of shares as required to make such inducement option equal to the same percentage of ownership of the Company that it represented immediately prior to such Qualifying Financing. In addition, pursuant Mr. Lowe’s employment agreement, upon the Funding Requirement being met, Mr. Lowe will be eligible to earn a funding bonus. Such Funding Bonus will be a one-time payment equal to two percent (2%) of the net funding received by the Company to be paid (i) 25% in cash and (ii) 75% in equity securities (to be mutually agreed upon by Mr. Lowe and the Company).

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

Ronald Shazer, M.D.

Employment Agreement

We employed Ronald Shazer, M.D. as our Chief Medical Officer and Executive Vice President pursuant to a written contract until his resignation in February 2018. Pursuant to the written contract, Dr. Shazer received a base salary of $350,000, which may be adjusted on a periodic basis at the sole discretion of the board of directors pursuant to the Company’s review of the compensation of other senior executives. Dr. Shazer was also eligible, upon the Company achieving the Funding Requirement, to receive an annual bonus of up to 30% of his base salary, in cash or securities at the discretion of the Company’s board of directors, based on the Company’s and Dr. Shazer’s performance. Also, commencing a year after the date his employment began, Dr. Shazer was eligible to receive an annual market based stock option grant at the discretion of the Board. In addition, as an inducement to Dr. Shazer’s employment, we issued him an inducement option to purchase 32,470 shares of Common Stock on August 9, 2016. The Inducement Option has an exercise price of $4.50 per share, a term of seven (7) years, and vests as follows: (i) 25% vests monthly over a one-year period commencing on the date employment began and (ii) 75% vests upon time and milestones to be mutually agreed upon by Dr. Shazer and the board (or a committee thereof).

Confidential Information and Invention Assignment Agreement

The confidential information and invention assignment agreement required Dr. Shazer to maintain the confidentiality of the Company’s intellectual property as well as the assignment of any inventions made by Dr. Shazer during his employment. The agreement also limits Dr. Shazer’s ability to solicit certain employees, consultants, and other personnel of the Company for a period of 24 months following the end of his employment.

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

Employment Agreement

Dr. Richerson was employed by the Company until February 28, 2017 when he resigned as Chief Operating Officer. During his employment as our Chief Operating Officer, Dr. Richerson had a written contract that automatically extended for successive one year terms on September 2, of each year. Such base salary was reviewed yearly with regard to possible increase. In addition, Dr. Richerson was eligible to receive annual discretionary and long term incentive bonuses as determined by the board. Dr. Richerson was also entitled to receive certain payments and acceleration of outstanding equity awards in the event his employment is terminated. In the event that Dr. Richerson was terminated without cause or if he resigns for good reason, he will be entitled to eighteen (18) months of salary continuation (payable in monthly installments), eighteen (18) months of continued medical insurance coverage for Dr. Richerson and his family at a cost no less favorable than the premium co-pay charged to active employees, the acceleration of outstanding equity awards and any accrued obligations. In the event that Dr. Richerson is terminated as a result of his disability, he will be entitled to twelve (12) months of salary continuation plus any accrued obligations. Any termination payments that may become due to Dr. Richerson were contingent upon his execution of a timely separation agreement in a form acceptable to us, which shall include a release of claims against us and his resignation from the board, if applicable. On February 28, 2017, Dr. Richerson entered into a release of claims and separation agreement with the Company whereby Dr. Richerson (i) received a warrant to purchase 76,726 shares of Common Stock at an exercise price of $0.75, with a term of three and a half (3.5) years and (ii) received a modification to his outstanding options whereby all vested portions were made exercisable at any time during their remaining terms and all exercises prices were reduced to $0.75 per share.

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

Potential Payments Upon Termination or Change- in-Control

On February 28, 2017, Dr. Richerson provided us with his resignation as the Company’s Chief Operating Officer and Dr. Richerson and the Company entered into a separation agreement and release of claims.

The following table sets forth the payments that would be made to Christopher Lowe or Ronald Shazer, M.D. if their respective employment in accordance with their employment agreements had been terminated by us without cause or by the employee with good reason, or upon a sale event on December 31, 2017, as applicable.

Name	Terminated without cause / Resign for Good Reason		Terminated, within 12 months of a Sale Event
Christopher Lowe
Salary (1)	$0	(1)	$0	(2)
Bonus (1)	0	(1)	0	(2)
Health (1)	0	(1)	0	(2)
Total:	$0	(1)	$0	(2)

Ronald Shazer, M.D.
Salary	0	(1)	$0	(2)
Bonus (1)	0	(1)	0	(2)
Health	0	(1)	0	(2)
Total:	$0	(1)	$0	(2)

(1)	Severance Provisions are not applicable to Mr. Lowe’s and Dr. Shazer’s employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions.

(2)	Severance Provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of December 31, 2017, as no Sale Event has occurred prior to such date.

Equity Compensation Plans

For information related to our equity compensation plans for which our officers and directors are issued securities from, please see Equity Compensation Plan Information contained in Item 5 of this Annual Report.

Director Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter E. Grebow,	50,667	(5)	—	612	(1)	—	—	—	51,279

Bo Jesper Hansen	33,460	(5)	—	—	(2)	—	—	—	33,460

Scott Ogilvie	55,667	(5)	—	789	(3)	—	—	—	56,456

Claire Thom	45,250	(5)	—	—		—	—	—	45,250

Richard Buller	50,000	(5)	—	—		—	—	—	50,000

John Montgomery	—		—	604	(4)	—	—	—	604

(1)	Represents an option to purchase 2,335 common shares with a fair market value on May 23, 2017, the grant date, of $0.26 per share. The option vests quarterly over a one-year period and has a term of five years.

(2)	Excludes an option to purchase 1,667 common shares. Mr. Hansen resigned on September 12, 2017 and forfeited the unvested option.

(3)	Represents an option to purchase 2,335 common shares with a fair market value on March 3, 2017, the grant date, of $0.34 per share. The option vests quarterly over a one-year period and has a term of five years.

(4)	Represents an option to purchase 2,500 common shares with a fair market value on July 31, 2017, the grant date, of $0.24 per share. The options vests fully on August 1, 2018 and has a term of five years. On June 30, 2018, Mr. Montgomery resigned as a member of the Board

(5)	No director fees were paid in 2017. All fees have been accrued at December 31, 2017.

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

Expenses. The Company will reimburse directors for all reasonable travel expenses incurred in connection with their attendance at meetings of the Board, in accordance with the Company’s expense reimbursement policy as is in effect from time to time. Moreover, certain directors will be reimbursed for expenses related to education or the attendance at industry conferences, including travel, lodging and meals, up to a maximum of $10,000 per calendar year.

Indemnification. The Company shall indemnify all directors to the fullest extent permitted by law if the director was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, any threatened, pending or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, inquiry or investigation that indemnitee in good faith believes might lead to the institution of any such action, suit, proceeding or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other as a result of their service on the Board as provided for in the Company’s bylaws and standard indemnification agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item are incorporated by reference from Item 5 of this Annual Report from the section entitled “Equity Compensation Plan Information “

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 1, 2019, information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of any class of our voting securities;
●	each of our current directors and nominees;
●	each of our current named executive officers; and
●	all current directors and named executive officers as a group.

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

		Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Christopher Lowe	—	64,940	64,940	*
Ronald Shazer	—	32,470	32,470	*
Russell B. Richerson, PhD	—	121,003	121,003	*
Bo Jesper Hansen, MD, PhD	—	—	—	*
Scott Ogilvie	—	6,369	6,369	*
Peter E. Grebow, PhD	—	5,301	5,301	*
Claire Thom	—	2,500	2,500	*
Richard Buller	—	2,500	2,500	*

All directors and executive officers as a group (8 persons)	—	235,083	235,083	* %
Sabby Healthcare Master Fund, Ltd. (3)	—	16,666,550	16,666,550	9.99%
Sabby Volatility Warrant Master Fund, Ltd. (4)	—	16,666,550	16,666,550	9.99%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 31200 Via Colinas #200, Westlake Village, CA 91362.

(2)

Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There were 150,000,000 shares of common stock issued and outstanding as of April 1, 2019.

(3)	89 Nexus Way, Camana Bay, Grand Cayman Ky1-9007, Cayman Islands. Does not include 352,994,879 shares underlying warrants and debentures convertible into common stock securities subject to exercise conditions based on percentage ownership limitations.

(4)	89 Nexus Way, Camana Bay, Grand Cayman Ky1-9007, Cayman Islands. Does not include 238,065,882 shares underlying warrants and debentures convertible into common stock securities subject to exercise conditions based on percentage ownership limitations.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

●	We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. The indemnification agreements are substantially similar to those entered into with our executive officers and as a more fully described in the section of this annual report entitled “Employment Agreements and Change in Control.”

●	On January 11, 2016, we granted each of Drs. Isaacs and Denmeade, in their respective capacities as our Scientific Advisors, common stock purchase options to purchase 1,334 shares, as compensation for serving on the Company’s scientific advisory board. The options have an exercise price of $4.80 per share. The options vest quarterly beginning on March 31, 2016 and lapse if unexercised on January 11, 2021.

●	On March 1, 2016, we granted Scott Ogilvie, one of our outside directors, options to purchase 1,767 shares of common stock. The options were granted pursuant to our legacy director compensation policy as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $4.20 per share. The options vest quarterly over the grant year.

●	On May 23, 2016, we granted Peter Grebow, one of our outside directors, options to purchase 1,767 shares of common stock. The options were granted pursuant to our legacy director compensation policy as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $3.975 per share. The options vest quarterly over the grant year.

On August 13, 2016, we granted Bo Jesper Hansen, one of our outside directors, options to purchase 1,767 shares of common stock. The options were granted pursuant to our legacy director compensation policy as compensation for Dr. Hansen’s service on our board and related committees. The options have an exercise price of $4.80 per share. The options vest quarterly over the grant year.

●	On October 12, 2016, we amended our legacy outside director compensation plan. For a discussion of our outside director compensation plan, please see the section of this annual report entitled “Director Compensation.”

●	In December 2016, we entered into securities purchase agreements with certain investors, including Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., who we determined are related parties by virtue of their greater than 5% ownership of the Company’s securities. The investors purchased an aggregate of $1,000,000 worth of our securities at a price per share of Series B 0% Convertible Preferred Stock of $1,000. The investors additionally received (i) 1,000 shares of Series B 0% Convertible Preferred Stock convertible into 1,333,336 common shares at a conversion price of $0.75 per share, subject to adjustment, (Note – the conversion price has been adjusted to $0.53 per share pursuant to the registration of the securities underlying this offering as contractually obligated under a registration rights agreement entered into in connection with the offering.) (ii) 1,333,336 Series J common stock purchase warrants with a price per share of $0.90 and a term of five years from the date of issuance, (iii) 1,333,336 Series K common stock purchase warrants with a price per share of $0.75 and a term of six months from the date of issuance and (iv) 1,333,336 Series L common stock purchase warrants with a price per share of $0.75 and a term of twelve months from the date of issuance. The exercise price of all of the warrants in the offering have subsequently been adjusted to $0.53 per share pursuant to the registration of the securities underlying this offering as contractually obligated under a registration rights agreement entered into in connection with the offering.

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

●	On March 3, 2017, we granted Scott V. Ogilvie, one of our outside directors, options to purchase 2,335 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $0.54 per share. The options vest quarterly over the grant year.

●	On May 23, 2017, we granted Peter Grebow, one of our outside directors, options to purchase 2,335 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $0.41 per share. The options vest quarterly over the grant year.

●	On July 31, 2017, we granted John Montgomery one of our outside directors, options to purchase 2,500 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Mr. Montgomery joining the board. The options have an exercise price of $0.348 per share. The options vest quarterly over the grant year.

●	On July 31, 2017, pursuant to our acquisition of 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc., John Montgomery was granted 236,163 shares of common stock in exchange for his ownership in Lewis and Clark Pharmaceuticals. The shares issued to Mr. Montgomery had an aggregate value of $82,657.05 on the date of issuance based on the closing price of our common stock on July 31, 2017.

●	On August 14, 2017, we granted Bo Jesper Hansen, one of our outside directors, options to purchase 1,667 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Hansen’s service on our board and related committees. The options have an exercise price of $0.35 per share. The options vest quarterly over the grant year.

●	On September 12, 2017, (i) we entered into an exchange agreement whereby we issued $2,504,812.50 in senior convertible debentures in exchange for 1,614.8125 shares of Series A Convertible Preferred Stock and 890 shares of Series B Convertible Preferred Stock and (ii) we entered into securities purchase agreements to sell an aggregate of $320,000 of convertible debentures in cash and the cancellation of obligations of the Company. Of these amounts, Sabby Healthcare Master Fund and Sabby Volatility Warrant Master Fund, previously greater than 5% beneficial owner of our securities, exchanged an aggregate of $2,464,812.50 in stated value of preferred shares for convertible debentures and purchased $250,000 in convertible debentures.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2017 and 2016 fiscal years:

Type of Fees	2017	2016

Audit Fees	$62,500	$57,500
Audit Related Fees	—	6,000
Tax Fees	4,500	4,500
All Other Fees	—	—
Total Fees	$67,000	$68,000

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2017 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. The firm we engaged during 2017 provided no other services, other than those listed above.

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

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor;

●	and were made only as of specified dates contained in the agreements and are subject to later developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

INSPYR THERAPEUTICS, INC.

Date: April 26, 2019	/s/ Christopher Lowe
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Lowe	Principal Executive Officer, Principal Accounting Officer	April 26, 2019
Christopher Lowe	(Principal Executive Officer and Principal Accounting Officer)

/s/ Scott Ogilvie	Director	April 26, 2019
Scott Ogilvie

/s/ Claire Thom, Pharm.D	Director	April 26, 2019
Claire Thom, Pharm.D

INSPYR THERAPEUTICS, INC.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Inspyr Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspyr Therapeutics, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company does not generate revenue and has negative cash flows from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2017-11

As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2016 have been adjusted to reflect the impact of the full retrospective early adoption of ASU No. 2017-11 Earnings per share (Topic 260) - Distinguishing Liabilities from Equity (Topic 480)-Derivatives and Hedging (Topic 815).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2014.

New York, NY

April 26, 2019

INSPYR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016

ASSETS

Current assets:
Cash	$10	$547
Prepaid expenses	5	112
Total current assets	15	659
Office and lab equipment, net of accumulated depreciation of $2 and $0	4	4
Intangible assets, net of accumulated amortization of $162 and $144	50	68
Other assets	—	3
Total assets	$69	$734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,968	$1,238
Accrued expenses	1,539	384
Convertible debentures, net of unamortized discount of $227	2,476	—
Derivative liability	2,934	—
Total current liabilities	8,917	1,622
Total liabilities	8,917	1,622

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 495 and 2,828 shares issued and outstanding, respectively	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 10,888,929 and 1,398,832 shares issued and outstanding, respectively	1	—
Additional paid-in capital	50,885	47,746
Accumulated deficit	(59,734)	(48,634)

Total stockholders’ deficit	(8,848)	(888)

Total liabilities and stockholders’ deficit	$69	$734

See accompanying notes to consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF LOSSES

(in thousands, except share and per share data)

	Years Ended December 31,
	2017	2016

Operating expenses:
Research and development	$1,695	$1,101
General and administrative	1,665	2,089
Impairment of goodwill	2,159	—
Impairment of equipment	332	—
Total operating expenses	5,851	3,190

Loss from operations	(5,851)	(3,190)

Other income (expense):
Loss on change in fair value of derivative liability	(103)	—
Gain on conversion of debt	88	—
Interest income (expense), net	(5,234)	3

Loss before provision for income taxes	(11,100)	(3,187)

Provision for income taxes	—	—

Net loss	(11,100)	(3,187)
Deemed dividend	(2,204)	(1,046)

Net loss attributable to common shareholders	$(13,304)	$(4,233)

Net loss per common share, basic and diluted	$(2.74)	$(3.04)

Weighted average shares outstanding	4,855,784	1,394,065

See accompanying notes to consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	1,853	$—	1,392,079	$—	$44,715	$(45,447)	$(732)

Stock-based compensation	—	—	—	—	113	—	113

Adjustment for reverse split	—	—	1,197	—	—	—	—

Conversion of preferred stock	(25)		5,556	—	—	—	—

Reversal of prior year accrued officer compensation	—	—	—	—	2,053	—	2,053

Sale of preferred stock and warrants at $0.75 per share	1,000	—	—	—	900	—	900

Cost of preferred stock sale	—	—	—	—	(35)	—	(35)

Net loss						(3,187)	(3,187)

Balance, December 31, 2016	2,828	—	1,398,832	—	47,746	(48,634)	(888)

Stock-based compensation	—	—	—	—	202	—	202

Conversion of preferred stock to common stock	(118)	—	223,585	—	—	—	—

Preferred stock exchanged for convertible notes payable	(2,505)	—	—	—	—	—	—

Conversion of notes	—	—	2,144,340	—	155	—	155

Common stock issued for acquisition	—	—	7,122,172	1	2,492	—	2,493

Sale of preferred stock and warrants at $1.00 per share	285	—	—	—	285	—	285

Preferred stock and warrants issued for services	5	—	—	—	5	—	5

Net loss	—	—	—	—	—	(11,100)	(11,100)

Balance, December 31, 2017	495	$—	10,888,929	$1	$50,885	$(59,734)	$(8,848)

See accompanying notes to consolidated financial statements.

INSPYR THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(11,100)	$(3,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	21
Stock-based compensation	207	113
Loss on change in fair value of derivative liability	103	—
Loss on sale of assets	—	4
Gain on conversion of debt	(88)	—
Amortization of debt discount	93	—
Finance cost	5,137	—
Impairment of goodwill	2,159	—
Impairment of equipment	332	—
Decrease in operating assets:
Prepaid expenses and other assets	114	2
Increase in operating liabilities:
Accounts payable and accrued expenses	1,911	314
Cash used in operating activities	(1,092)	(2,733)

Cash flows from investing activities:
Cash from acquisition	23	—
Proceeds from sale of assets	—	4
Acquisition of office equipment	(3)	(4)
Cash provided by investing activities	20	—

Cash flows from financing activities:
Proceeds from convertible notes	250	—
Proceeds from sale of stock and warrants	285	850
Cost of sale of common stock and warrants	—	(35)
Cash provided by financing activities	535	815

Net decrease in cash	(537)	(1,918)
Cash, beginning of year	547	2,465

Cash, end of year	$10	$547

See accompanying notes to consolidated financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We are a clinical-stage, pre-revenue, pharmaceutical company primarily focused on the development of therapeutics for the treatment of diseases. Through our acquisition of Lewis and Clark Pharmaceuticals, Inc., we currently are focusing on a pipeline of small molecule adenosine receptor modulators.

The adenosine receptor modulators include A2B antagonists, dual A2A/A2B antagonists, and A2A agonists that have broad development applicability including indications within immuno-oncology and inflammation. Adenosine is implicated in immunosuppression in the tumor microenvironment. Adenosine receptor antagonists may boost the host immune response against the tumor as a single-agent and in combination with other existing immuno-oncology agents leading to enhanced tumor killing and inhibition of metastasis. Adenosine also has anti-inflammatory properties in the acute and chronic setting. Adenosine receptor agonists may promote a decreased inflammatory response and can potentially treat a broad range of inflammatory and autoimmune based diseases and conditions (e.g., rheumatoid arthritis, joint injury, Crohn’s disease, psoriasis) as well as improve wound healing and decrease pain.

During February 2018, due to a lack of capital, we curtailed our business operations. In the event that we are able to raise sufficient capital, our major focus would be: (i) further characterization, in conjunction with Ridgeway Therapeutics, of anti-cancer activity of the current pipeline of A2B antagonists and dual A2A/A2B antagonists leading to selection of a clinical candidate for an Investigative New Drug or IND enabling studies, (ii) further characterization of the current pipeline of A2A agonists leading to selection of a clinical candidate for an Investigative New Drug or IND enabling studies; (iii) licensing and/or partnering the A2B antagonists, dual A2A/A2B antagonists, and/or A2A agonists for further development, (iv) through our newly acquired adenosine receptor chemistry technology platform, continue to produce next generation adenosine receptor modulators, (v) pursue licensing and/or partnering of mipsagargin, (vi) conduct a clinical study of mipsagargin in patients with advanced HCC, (vii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field and (viii) plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interests.

Our ability to execute our business plan is dependent on the amount and timing of capital, if any, that we are able to raise. During July 2018, we were able to raise approximately $500,000 through the sale of debt securities. We are currently using such funds to attempt to become current in our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, and other outstanding obligations directly related to our SEC reporting requirements, the payment of which we believe to be vital to our future operations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and continue, to the best of our ability, our public company reporting requirements.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $59.7 million as of December 31, 2017. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at December 31, 2017 was approximately $10,000, representing 14.5% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2018. We curtailed our operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised $500,000 in July 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

In the event additional financing is not obtained, we may pursue cost cutting measures as well as explore the sale of selected assets to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate any of our development programs or clinical trials, these events could have a material adverse effect on: our business, results of operations, and financial condition. These factors raise significant doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our auditors’ report issued in connection with our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2018. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

We incurred research and development expenses of $1.7 and $1.1 million for the years ended December 31, 2017 and 2016, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash was $0.01 million and $0.5 million at December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, there was approximately $0 million and $0.3 million in cash over the federally insured limit, respectively.

Intangible Assets

Intangible assets consist of licensed technology, patents, and patent applications (see Note 5). The assets associated with licensed technology are recorded at cost and are being amortized on the straight line basis over their estimated useful lives of twelve to seventeen years.

Office and Lab Equipment

Equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on the straight line basis over the estimated useful lives of the assets of three to seven years. Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to expense. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its equipment for impairment.

Due to the curtailment of business activity in February 2018, the Company determined that the office and lab equipment acquired pursuant to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded an impairment charge of $0.3 million during the year ended December 31, 2017.

Depreciation expense was approximately $23,000 and $4,000 for the years ended December 31, 2017 and 2016, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2017 and 2016, as they would be anti-dilutive:

	Year Ended December 31,
	2017	2016
Shares underlying options outstanding	356,280	268,876
Shares underlying warrants outstanding	3,045,740	5,203,436
Shares underlying convertible notes outstanding	135,122,128	—
Shares underlying convertible preferred stock outstanding	18,324,050	3,770,833
	156,848,198	9,243,145

Derivative Liability

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company values its derivative liabilities using the Black-Scholes option valuation model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Goodwill

Our goodwill consists of the excess purchase price paid in business combinations over the fair value of assets acquired. Goodwill is considered to have an indefinite life.

The Company has decided to perform its annual goodwill and impairment assessment on December 31st of each year. The Company employs the non-amortization approach to account for goodwill. Under the non-amortization approach, goodwill is not amortized into the results of operations, but instead is reviewed annually or more frequently if events or changes in circumstances indicate that the asset might be impaired, to assess whether the fair value exceeds the carrying value.

When evaluating the potential impairment of goodwill, we first assess a range of qualitative factors, including but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and the overall financial performance for each of the Company’s reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then proceed to a two-step impairment testing methodology using the income approach (discounted cash flow method).

In the first step of the two-step testing methodology, we compare the carrying value of the reporting unit, including goodwill, with its fair value, as determined by its estimated discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, we then complete the second step of the impairment test to determine the amount of impairment to be recognized. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to 100% of the assets and liabilities other than goodwill (including any unrecognized intangible assets). If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference in that period.

When required, we arrive at our estimates of fair value using a discounted cash flow methodology which includes estimates of future cash flows to be generated by specifically identified assets, as well as selecting a discount rate to measure the present value of those anticipated cash flows. Estimating future cash flows requires significant judgment and includes making assumptions about projected growth rates, industry-specific factors, working capital requirements, weighted average cost of capital, and current and anticipated operating conditions. The use of different assumptions or estimates for future cash flows could produce different results.

Due to the curtailment of business activity in February 2018, the Company determined that the goodwill assigned to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded a goodwill impairment charge of $2.2 million during the year ended December 31, 2017.

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments with maturities of three months or less when acquired. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

The derivative liability consists of our convertible notes with a variable conversion feature. The Company uses the Black-Scholes option-pricing model to value its derivative liability which incorporate the Company’s stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature, as of December 31, 2017. The tables below summarize the fair values of our financial liabilities as of December 31, 2017 (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2017	Level 1	Level 2	Level 3

Derivative liability	$2,934	$—	$—	$2,934

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Balance, December 31, 2016	$—
Additions to derivative instruments	2,952
Conversions	(121)
Loss on change in fair value of derivative liability	103
Balance, December 31, 2017	$2,934

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

Effect of ASU No. 2017-11 on Previously Issued Financial Statements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the full retrospective application of this standard. As such the financial statements for the year ended December 31, 2016 have been adjusted to reflect the adoption of ASU 2017-11.

	December 31, 2016 As reported	Adjustments	December 31, 2016 Adjusted

ASSETS

Current assets:
Cash	$547	$—	$547
Prepaid expenses	112	—	112
Total current assets	659	—	659
Office equipment, net of accumulated depreciation of $0	4	—	4
Intangible assets, net of accumulated amortization of $144	68	—	68
Other assets	3	—	3
Total assets	$734	$—	$734

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,238	$—	$1,238
Accrued expenses	384	—	384
Derivative liability	2,541	(2,541)	—
Total current liabilities	4,163	(2,541)	1,622
Total liabilities	4,163	(2,541)	1,622

Commitments and contingencies	—	—	—

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized,2,828 shares issued and outstanding	—	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 1,398,832 shares issued and outstanding	—	—	—
Additional paid-in capital	45,391	2,355	47,746
Accumulated deficit	(48,820)	186	(48,634)

Total stockholders’ deficit	(3,429)	2,541	(888)

Total liabilities and stockholders’ deficit	$734	$—	$734

	Year Ended December 31, 2016 As reported	Adjustments	Year Ended December 31, 2016 Adjusted

Operating expenses:
Research and development	$1,101	$—	$1,101
General and administrative	2,089	—	2,089
Total operating expenses	3,190	—	3,190

Loss from operations	(3,190)	—	(3,190)

Other income (expense):
Gain on change in fair value of derivative liability	2,523	(2,523)	—
Interest income (expense), net	(2,888)	2,891	3

Loss before provision for income taxes	(3,555)	368	(3,187)

Provision for income taxes	—	—	—

Net loss	$(3,555)	368	$(3,187)
Deemed dividend	—	(1,046)	(1,046)
		.
Net loss attributable to common shareholders	$(3,555)	$(678)	$(4,233)

Net loss per common share, basic and diluted	$(2.55)		$(3.04)

Weighted average shares outstanding	1,394,065		1,394,065

	Year Ended December 31, 2016 As reported	Adjustments	Year Ended December 31, 2016 Adjusted

Cash flows from operating activities:
Net loss	$(3,555)	$368	$(3,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	—	21
Stock-based compensation	113	—	113
Loss on change in fair value of derivative liability	(2,523)	2,523	—
Loss on sale of assets	4	—	4
Finance cost	2,891	(2,891)	—
Increase in operating assets:
Prepaid expenses and other assets	2	—	2
Increase in operating liabilities:
Accounts payable and accrued expenses	314	—	314
Cash used in operating activities	(2,733)	—	(2,733)

Cash flows from investing activities:
Proceeds from sale of assets	4	—	4
Acquisition of office equipment	(4)	—	(4)
Cash provided by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from sale of stock and warrants	850	—	850
Cost of sale of common stock and warrants	(35)	—	(35)
Cash provided by financing activities	815	—	815

Net decrease in cash	(1,918)	—	(1,918)
Cash, beginning of period	2,465	—	2,465

Cash, end of period	$547	—	$547

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2017 that are of significance or potential significance to the Company.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not expect any impact from the adoption of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. A public business entity that is a SEC filer should adopt the amendments of ASU No. 2017-04 for its annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect any impact from the adoption of this standard on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part 1 – Accounting for Certain Financial Instruments with Down Round Features and Part 2 – Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with Scope Exception (“ASU No. 2017-11”). Part 1 of ASU No. 2017-11 addresses the complexity of accounting for certain financial instruments with down round features. Down round features are provisions in certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of ASU No. 2017-11 addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification®. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the full retrospective application of this standard. As such the financial statements for the year ended December 31, 2016 have been adjusted to reflect the adoption of ASU 2017-11.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year Ended December 31,
	2017	2016
Non-cash financial activities:
Reversal of accrued prior year compensation credited to paid-in capital	$—	$2,053
Derivative liability issued	2,952	—
Common/Preferred stock and warrants issued for fees	5	50
Net assets and liabilities recognized with the acquisition of Lewis and Clark Pharmaceuticals, Inc.	2,493	—
Accounts payable paid through issuance of debentures	70	—
Debentures issued to retire preferred stock	2,505	—
Debentures converted to common stock	122	—
Common stock issued on conversion of notes payable	155	—

There was no cash paid for interest and income taxes for the years ended December 31, 2017 and 2016.

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

Amortization expense recorded during the years ended December 31, 2017 and 2016 was approximately $17,000 for both years. Amortization expense is estimated to be approximately $17,000 for each one of the next three fiscal years.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016

Accrued compensation and benefits	$1,154	$62
Accrued research and development	144	126
Accrued other	241	196
Total accrued expenses	$1,539	$384

During 2016 we reversed approximately $2 million of prior year accrued bonus compensation. It has been determined that attainment of milestones and goals was not met and that the bonuses have not been earned. The reversal of the prior year accrual has been credited to additional paid in capital.

NOTE 7 – DERIVATIVE LIABILITY

We account for equity-linked financial instruments, such as our convertible preferred stock, convertible debentures and our common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the respective agreement. Equity-linked financial instruments are accounted for as derivative liabilities, in accordance with ASC Topic 815 – Derivatives and Hedging, if the instrument allows for cash settlement or issuance of a variable number of shares. We classify derivative liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

In September, we issued convertible debentures which contain a variable conversion feature, anti-dilution protection and other conversion price adjustment provisions. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that the convertible notes are subject to derivative accounting. The fair value of the conversion feature is classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations. We have recorded a finance cost of approximately $5.1 million due to the excess of the liability over the proceeds received.

During the year ended December 31, 2017, we recorded a loss of approximately $0.1 million related to the change in fair value of the derivative liabilities during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at December 31, 2017 are as follows:

2017
Volatility	226%
Expected term (years)	8.5 months
Risk-free interest rate	1.645%
Dividend yield	None

As of December 31, 2017, the derivative liability recognized in the financial statements was approximately $2.9 million.

As disclosed above, in Note 3, the Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the retrospective application of this standard. As such the financial statements for the year ended December 31, 2016 have been adjusted to reflect the adoption of ASU 2017-11. As a result our financial instruments (such as warrants and convertible instruments) with down round features that required fair value measurement of the entire instrument or conversion option have been retroactively reclassified to remove their classification as derivative instruments.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis. The lease for the L&C facility expires at the end of each calendar year and we have the right to renew the lease on an annual basis. The lease lapsed in 2018.

Rent expense for office space amounted to approximately $52,000 and $49,000 for the years ended December 31, 2017 and 2016, respectively.

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

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of December 31, 2017, as no Sale Event has occurred prior to such date.

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

NOTE 9 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

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

During 2017, 79.5 shares of Series A Preferred Stock and 39 shares of Series B Preferred Stock were converted into a total of 223,585 shares of common stock.

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

As a result of recent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share and the conversion price of our Series B Preferred Stock and our Series C preferred stock has been reduced to $0.02 per share at December 31, 2017.

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

During 2017, we issued a total of 223,585 shares of common stock upon the conversion of 79.5 shares of Series A Preferred Stock and 39 shares of Series B Preferred Stock.

During 2017, we issued a total of 2,144,340 shares of common stock, valued at $155,153, upon the conversion of $122,370 principal amount of our convertible debentures.

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

Proceeds from the December 2016 offering consisted of $850,000 in cash and the satisfaction of $150,000 of obligations, including the placement agent commission of $100,000 and existing accounts payable of $50,000.

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

Conversion and exercise price resets

As a result of recent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share and the conversion price of our Series B Preferred Stock and our Series C preferred stock has been reduced to $0.02 per share. The exercise prices of the warrants issued in conjunction with the Series B and Series C preferred stock have also been reduced to $0.02 per share.

As a result of the reductions of the conversion prices of our preferred stock and warrants, we have recorded deemed dividends of approximately $2,204,000 and $1,046,000 during the years ended December 31, 2017 and 2016, respectively.

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

Inspyr’s Compensation Plans

The Company’s 2007 Equity Compensation Plan (2007 Plan), 2009 Executive Compensation Plan (2009 Plan), 2017 Equity Compensation Plan (2017 Plan), and the Inducement Award Stock Option Plan (Inducement Plan) (together, the Plans) provide for the awarding of stock grants, nonqualified and incentive stock options, restricted stock units, performance units or other stock-based awards to officers, directors, employees and consultants of the Company. The purpose of the Plans is to advance the interests of Inspyr and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. Our Plans are administered by a committee of non-employee directors (the Committee). The Committee determines: who shall be granted awards; the vesting periods; the exercise price; and any other terms deemed appropriate for any award.

Our 2007 Plan is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 50,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 200,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2017, we have granted awards under the 2007 Plan equal to approximately 180,699 shares of our common stock, and 79,196 shares have been cancelled or forfeited. Accordingly, there are 98,497 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

Our 2009 Plan, as amended is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2017, our 2009 Plan authorizes the issuance of up to 200,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to approximately 164,868 common shares, and 115,782 shares have been cancelled or forfeited. Accordingly, there are 150,914 shares of common stock available for future awards under the 2009 Plan.

Our Inducement Plan is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 300,000 shares of common stock to new employees of the Company. As of December 31, 2017, 211,360 grants have been made pursuant to the Plan.

Our 2017 Plan is administered by our Board or any of its committees. The purpose of our 2017 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The issuance of awards under our 2017 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2017 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2017, our 2017 Plan authorizes the issuance of up to 2,000,000 shares of our common stock for the foregoing awards, and we have not granted any awards under the plan. Accordingly, there are 2,000,000 shares of common stock available for future awards under the 2017 Plan.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of losses (in thousands):

	Year Ended December 31,
	2017	2016
Research and development	$127	$41
General and administrative	75	72
Total stock-based compensation expense	$202	$113

As of December 31, 2017, there was approximately $91,000 of total unrecognized compensation cost related to non-vested stock options which vest over time, and is expected to be recognized $68,000 in 2018, $11,000 in 2019, $11,000 in 2020 and $1,000 in 2021.

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2015	292,172	$48.00
Granted	139,253	$4.37
Exercised	—	—
Forfeited	(162,549)	$49.92
Outstanding at December 31, 2016	268,876	$24.15	4.6	$—
Granted	104,747	$0.54
Forfeited	(17,343)	$41.54
Outstanding at December 31, 2017	356,280	$7.45	4.4	$—

Exercisable at December 31, 2017	185,472	$11.90	3.2	$—

During 2017 and 2016, the Company issued options to purchase 104,747 and 127,417 shares of common stock, respectively, to employees, and non-employee directors under the Plans. The weighted-average fair value of the options granted to employees and non-employee directors during 2017 and 2016 was estimated at $0.59 and $1.93 per share, respectively, on the date of grant.

During 2017 and 2016, the Company issued options to purchase 0 and 11,836 shares of common stock, respectively, to consultants under the Plan. The per-share weighted-average fair value of the options granted to consultants during 2016 was estimated at $2.33 on the date of grant.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Volatility	128.5%	90.6%
Expected term (years)	3.2	1.9
Risk-free interest rate	1.41%	0.77%
Dividend yield	None	None

No options were exercised during the years ended December 31, 2017 and 2016.

NOTE 11 – WARRANTS

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

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2015	1,409,367	$23.70
Granted	4,140,557	$0.81
Forfeited	(346,488)	$37.89
Outstanding at December 31, 2016	5,203,436	$4.56	2.25	$—
Granted	1,238,479	$0.08
Forfeited	(3,396,175)	$1.43
Outstanding at December 31, 2017	3,045,740	$5.39	3.07	$21.9

Exercisable at December 31, 2017	3,040,329	$5.39	3.07	$21.9

During the years ended December 31, 2017 and 2016, no warrants were exercised into common shares.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with the Series B and Series C preferred stock have also been reduced to $0.02 per share.

The following table summarizes outstanding common stock purchase warrants as of December 31, 2017:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	104,213	$7.24	January 2018 through August 2023
Issued pursuant to 2013 financings	143,559	$58.64	January 2018 through August 2018
Issued pursuant to 2014 financings	96,412	$34.50	June 2019
Issued pursuant to 2015 financings	460,384	$8.40	July 2020 through December 2020
Issued pursuant to 2016 financings	1,466,670	$0.02	December 2021
Issued pursuant to 2017 financings	774,502	$0.02	March 2018 through April 2022
	3,045,740

Total stock-based compensation expense of approximately $30,000 and $1,500 was recognized for warrants and included in the statement of operations for the years ended December 31, 2017 and 2016, respectively.

NOTE 12 – CONVERTIBLE DEBENTURES

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

The Company is also obligated pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s Debenture in cash upon our failure to have current public information available. This requirement has been waived by the Investors through July 5, 2019.

In connection with the Offering, the Investors also entered in a registration rights agreement (“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“the Commission”) within 45 days from the date of the Registration Rights Agreement to register the resale of 100% of the shares of Common Stock underlying the Debentures and to maintain the effectiveness thereunder. The Company also agreed to have the registration statement declared effective within 75 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the Investors, as partial liquidated damages, a fee of 1.5% of each Investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time periods provided. This requirement has been waived by the Investors through July 5, 2019.

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

During 2017, we issued a total of 2,144,340 shares of common stock, valued at $155,153, upon the conversion of $122,370 principal amount of our convertible debentures.

NOTE 13 – ACQUISITION

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

Due to the curtailment of business activity in February 2018, the Company determined that the goodwill assigned to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded a goodwill impairment charge of $2.2 million during the year ended December 31, 2017. The Company also determined that the office and lab equipment acquired pursuant to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded an impairment charge of $0.3 million during the year ended December 31, 2017.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of L&C had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	December 31,
	2017	2016

Revenue	$—	$—
Net loss attributable to common shareholders	(13,842)	(5,281)
Net loss per share	(1.54)	(0.62)

The amounts of revenue and loss of L&C since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2017 are approximately $0 and ($2,813,000), respectively, including goodwill impairment of approximately $2,159,000.

NOTE 14 — INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), a tax reform bill, was enacted. The Act, among other items, reduces the current federal income tax rate to 21% from 35%. The rate reduction is effective January 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

As a result of the reduction of the federal corporate income tax rate, the Company reduced the value of its net deferred tax asset by approximately $6.1 million which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017.

The Company had, subject to limitation, approximately $39.9 million of net operating loss carryforwards at December 31, 2017, which will expire at various dates through 2037. In addition, the Company has research and development tax credits of approximately $458,000 at December 31, 2017 available to offset future taxable income, which will expire from 2030 through 2037. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $832,000 and $741,000 for the years ended December 31, 2017 and 2016, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryover	$8,468	$7,904
Stock-based compensation	1,920	1,920
Accrued compensation	288	—
Other	27	47
Tax credits	458	458
Total deferred tax assets	11,161	10,329
Less: valuation allowance	(11,161)	(10,329)
Net deferred tax assets	$—	$—

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2017 and 2016 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2017	2016
Statutory federal income tax rate	-34.0%	-34.0%
State income taxes, net of federal benefit	-5.8%	-0.0%
Non-deductible items	28.5%	0.0%
Valuation allowance	11.3%	34.0%
Effective income tax rate	—%	—%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 15 – SUBSEQUENT EVENTS

No material events have occurred after December 31, 2017 that requires recognition or disclosure in the financial statements except as follows:

On July 3, 2018, we entered into securities purchase agreements (“Securities Purchase Agreement”) with certain institutional investors (the “Investors”). Pursuant to the Securities Purchase Agreement, we sold an aggregate of $515,000 of senior convertible debentures (“Debentures”) consisting of $500,000 in cash and the cancellation of $15,000 of obligations of the Company (the “Offering”). Pursuant to the terms of the Securities Purchase Agreement, we will issue $515,000 in principal amount of Debentures.

The Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the Debentures.

Furthermore, without the approval of the Investors holding at least 67% of the then outstanding principal amount of the Debentures, the Company may not (i) amend its charter documents in any manner that adversely affects the rights of any Investor, (ii) repay or repurchase or acquire shares of its Common Stock, (iii) repay, repurchase, or acquire certain indebtedness, or (iv) pay cash dividends or distributions on any equity securities of the Company. The Company is also required under the Securities Purchase Agreement to hold a shareholder meeting by January 3, 2019 in order to increase the number of authorized shares of Common Stock of the Company such that there are sufficient shares of Common Stock available for issuance underlying the Debentures upon their conversion in full. The Company is also obligated under the Securities Purchase Agreement to pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s Debenture in cash upon our failure to have current public information available beginning six (6) months after the issuance date of the Debentures. This requirement has been waived by the Investors through July 5, 2019.

The Investors were additionally given a right of participation in future offerings for a period of up to eighteen (18) months from the date on which the shares underlying the Debentures are registered. The Securities Purchase Agreement also prohibits us from issuing any common stock, subject to certain exemptions, for a period of 60 days following the closing of the Offering, without the written approval of the Investors owning at least 50.1% of the securities issued in the Offering. Additionally, until the twelve month anniversary of the registration of the shares underlying the Debentures, we are prohibited from entering into any agreement to effect any issuance of common stock in a variable rate transaction.

On December 13, 2018 we issued an aggregate of $25,000 in convertible promissory notes (“Notes”) for cash proceeds of $25,000. The Notes will mature on the earlier of (i) June 30, 2019 or (ii) such time as we raise capital in exchange for the sale of securities (“Maturity Date”) and bear interest at 10% per year, payable on the Maturity Date. Pursuant to the terms of the Notes, the Notes may be converted into shares of common stock upon an Event of Default (as such term is defined in the Notes) or upon the Maturity Date at the election of the holder at a price per share equal to 75% of the lowest trade price of our common stock on the trading day immediately prior to the date such exchange is exercised by the holder.

During the year ended December 31, 2018 and through January 22, 2019, we issued a total of 139,111,071 shares of common stock upon the conversion of $565,476 principal amount of our convertible debentures.

During December 2018, we designated 5,000 shares of preferred stock as Series D 0% Convertible Preferred Stock (the “Preferred Stock”). Each share of Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1.00 (the “Stated Value”).

With respect to a vote of stockholders to approve a reverse split of the Common Stock to occur no later than December 31, 2019, only, each share of Series D Preferred Stock held by a Holder, as such, shall be entitled to the whole number of votes equal to 30,001 shares of Common Stock. On any matter presented to the stockholders of the Corporation for their action or consideration at any meeting of stockholders of the Corporation (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the certificate of incorporation, holders of the Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each share of Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of Common Stock (subject to the limitations set forth in Section 6(d)) determined by dividing the Stated Value of such share of Preferred Stock by the Conversion Price. The Conversion Price is $0.005 per share.

During January 2019, we issued the 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.05(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock	*

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant		8-K	4.02	333-153829	9/09/09

4.07	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.08	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.09**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.10	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.11	Form of Consultant Warrants issued in May 2010	10-Q	4.29	333-153829	5/14/10

4.12	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.13**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.14	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.15**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.16	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.17**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.18	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.19	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.20	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.21	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/20/13

4.22	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/20/13

4.23	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.24	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.25	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.26	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.27	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.28	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.29	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.30	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.31	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.32	Form of Registration Rights Agreement for December 2015 Private Placement		8-K	10.02	000-55331	12/23/15

4.33	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement		8-K	10.03	000-55331	12/23/15

4.34	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement		8-K	10.05	000-55331	12/23/15

4.35	Form of Amendment Agreement from December 2015 Private Placement		8-K	10.04	000-55331	12/23/15

4.36**	Inducement Stock Option Plan adopted 7/15/2016		8-K	4.01	000-55331	7/20/16

4.37**	Form of Inducement Award non-Qualified Stock Option Grant		8-K	4.01	000-55331	7/20/16

4.38	Form of Securities Purchase Agreement for December 2016 Private Placement		8-K	10.01	000-55331	12/12/16

4.39	Form of Registration Rights Agreement for December 2016 Private Placement		8-K	10.02	000-55331	12/12/16

4.40	Form of Series J, K and L Warrants for December 2016 Private Placement		8-K	10.03	000-55331	12/12/16

4.41	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement		S-1	4.41	333-215561	1/13/17

4.42	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement		8-K	10.01	000-55331	3/20/16

4.43	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement		8-K	10.02	000-55331	3/20/16

4.44**	2017 Equity Compensation Plan adopted 11/1/17		8-K	4.01	000-55331	11/3/17

4.45	Form of Series D Preferred Stock Certificate	*

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022		10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement		8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne		10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement		8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers		8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe employment Agreement		8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions and Competition Agreement		8-K	10.01	000-55331	8/10/16

10.12**	Ronald Shazer Employment Agreement		8-K	10.01	000-55331	8/10/16

10.13**	Form of Separation Agreement with Russell Richerson dated February 28, 2017		8-K	10.01	000-55331	3/03/17

10.14	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals		8-K	10.01	000-55331	8/03/17

10.15	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction		8-K	10.02	000-55331	8/03/17

10.16	Form of Exchange Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.17	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement		8-K	10.02	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.19	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.20	Form of Registration Rights Agreement entered into 9/12/17		8-K	10.03	000-55331	9/12/17

10.21	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.22	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.23	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering	*

14.01	Code of Ethics	*

21.01	List of Subsidiaries of Registrant	*

23.01	Consent of Liggett & Webb, P.A.	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter	*

99.02	Leadership Development and Compensation Committee Charter	*

99.03	Nominating and Governance Committee Charter	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.