Form 10-Q
period 2018-03-31
Inspyr Therapeutics, Inc.
filed 2019-05-22
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55331

INSPYR THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

31200 Via Colinas, Suite 200
Westlake Village, CA	91362
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (818) 661-6302

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2019, the issuer had 150,000,000 common shares, $0.0001 par value, issued and outstanding.

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on April 26, 2019. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2018), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $.0.0001 par value Series C preferred stock, and our $0.0001 par value series D preferred stock, unless specified . All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on November 17, 2016 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three periods ended March 31, 2018 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2018. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash	$7	$10
Prepaid expenses	—	5
Total current assets	7	15
Office and lab equipment, net of accumulated depreciation of $3 and $2, respectively	4	4
Intangible assets, net of accumulated amortization of $166 and $162, respectively	46	50
Total assets	$57	$69

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,009	$1,968
Accrued expenses	1,754	1,539
Convertible debentures, net of unamortized discount of $147 and $227, respectively	2,515	2,476
Derivative liability	2,737	2,934
Total current liabilities	9,015	8,917
Total liabilities	9,015	8,917

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 495 and 495 shares issued and outstanding, respectively	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 12,333,929 and 10,888,929 shares issued
and outstanding, respectively	1	1
Additional paid-in capital	51,031	50,885
Accumulated deficit	(59,990)	(59,734)

Total stockholders’ deficit	(8,958)	(8,848)

Total liabilities and stockholders’ deficit	$57	$69

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017

Operating expenses:
Research and development	$175	$465
General and administrative	183	460
Total operating expenses	358	925

Loss from operations	(358)	(925)

Other income (expense):
Gain on change in fair value of derivative liability	159	—
Gain on conversion of debt	23	—
Interest income (expense), net	(80)	—

Loss before provision for income taxes	(256)	(925)

Provision for income taxes	—	—

Net loss	(256)	(925)
Deemed dividend	—	(1,268)

Net loss attributable to common shareholders	$(256)	$(2,193)

Net loss per common share, basic and diluted	$(0.02)	$(1.50)

Weighted average shares outstanding	11,704,707	1,464,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	2,828	$—	1,398,832	$—	$47,746	$(48,634)	$(888)

Stock-based compensation	—	—	—	—	94	—	94

Conversion of preferred stock	(71)	—	133,585	—	—	—	—

Sale of preferred stock and warrants at $1.00 per share	195	—	—	—	195	—	195

Preferred stock and warrants issued for services	5	—	—	—	5	—	5

Net loss	—	—	—	—	—	(925)	(925)

Balance, March 31, 2017 (unaudited)	2,957	$—	1,532,417	$—	$48,040	$(49,559)	$(1,519)

Balance, December 31, 2017	495	$—	10,888,929	$1	$50,885	$(59,734)	$(8,848)

Stock-based compensation	—	—	—	—	90	—	90

Conversion of debentures	—	—	1,445,000	—	56	—	56

Net loss	—	—	—	—	—	(256)	(256)

Balance, March 31, 2018 (unaudited)	495	$—	12,333,929	$1	$51,031	$(59,990)	$(8,958)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(256)	$(925)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	5	6
Stock-based compensation	90	99
Gain on change in fair value of derivative liability	(159)	—
Gain on conversion of debt	(23)
Amortization of debt discount	80	—
(Increase) decrease in operating assets:
Receivable for sale of preferred stock	—	(10)
Prepaid expenses	4	(20)
Increase in operating liabilities:
Accounts payable and accrued expenses	256	144
Cash used in operating activities	(3)	(706)

Cash flows from investing activities:
Acquisition of office equipment	—	(3)
Cash used in investing activities	—	(3)

Cash flows from financing activities:
Proceeds from sale of stock and warrants	—	195
Cash provided by financing activities	—	195

Net decrease in cash	(3)	(514)
Cash, beginning of period	10	547

Cash, end of period	$7	$33

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

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. During February of 2018, we curtailed our operations due to our lack of cash. During July 2018, we were able to raise approximately $500,000 through the sale of debt securities and $25,000 in December 2018 through the sale of notes. We are currently using such funds to attempt to become current in our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, and other outstanding obligations, the payment of which we believe to be vital to our future operations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and continue, to the best of our ability, our public company reporting requirements.

 NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $60 million as of March 31, 2018. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at March 31, 2018 was approximately $7,000, representing 12.3% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. We curtailed operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

Our auditors’ report issued in connection with our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

These interim financial statements as of and for the three months ended March 31, 2018 and 2017 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future period. All references to March 31, 2018 and 2017 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2017, included in the Company's annual report on Form 10-K filed with the SEC on April 26, 2019.

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America. Certain items have been reclassified to conform to the current period presentation.

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

We incurred research and development expenses of $175,000 and $465,000 for the three months ended March 31, 2018 and 2017, respectively.

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

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2018 and 2017, as they would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Shares underlying options outstanding	339,874	363,152
Shares underlying warrants outstanding	2,753,551	6,075,744
Shares underlying convertible notes outstanding	126,146,055	—
Shares underlying convertible preferred stock outstanding	18,324,050	5,469,167
	147,563,530	11,908,063

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of March 31, 2018. The tables below summarize the fair values of our financial liabilities as of March 31, 2018 (in thousands):

	Fair Value at March 31,	Fair Value Measurement Using
	2018	Level 1	Level 2	Level 3

Derivative liability	$2,737	$—	$—	$2,737

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended March 31,
	2018	2017

Balance at beginning of year	$2,934	$—
Additions to derivative instruments	—	—
Reclassification on conversion	(38)	—
Gain on change in fair value of derivative liability	(159)	—
Balance at end of period	$2,737	$—

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

The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the full retrospective application of this standard. As such the financial statements for the three months ended March 31, 2017 have been adjusted to reflect the adoption of ASU 2017-11.

INSPYR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

March 31, 2017

	As reported	Adjustments	As Adjusted

ASSETS

Current assets:
Cash	$33	$—	$33
Receivable for sale of preferred stock	10	—	10
Prepaid expenses	132	—	132
Total current assets	175	—	175
Office equipment, net of accumulated depreciation of $1 and $0	6	—	6
Intangible assets, net of accumulated amortization of $149 and $145	63	—	63
Other assets	3	—	3
Total assets	$247	$—	$247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,330	$—	$1,330
Accrued expenses	436	—	436
Derivative liability	2,419	(2,419)	—
Total current liabilities	4,185	(2,419)	1,766
Total liabilities	4,185	(2,419)	1,766

Commitments and contingencies	—	—	—

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 2,957 shares issued and outstanding	—	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 1,532,417 shares issued and outstanding	—	—	—
Additional paid-in capital	45,541	2,499	48,040
Accumulated deficit	(49,479)	(80)	(49,559)

Total stockholders’ deficit	(3,938)	2,419	(1,519)

Total liabilities and stockholders’ deficit	$247	$—	$247

INSPYR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

Three Months Ended March 31, 2017

	As Reported	Adjustments	As Adjusted

Operating expenses:
Research and development	$465	$—	$465
General and administrative	460	—	460
Total operating expenses	925	—	925

Loss from operations	(925)	—	(925)

Other income (expense):
Gain on change in fair value of derivative liability	1,683	(1,683)	—
Interest income (expense), net	(1,417)	1,417	—

Loss before provision for income taxes	(659)	(266)	(925)

Provision for income taxes	—	—	—

Net loss	(659)	(266)	(925)
Deemed dividend	—	(1,268)	(1,268)

Net loss attributable to common shareholders	$(659)	$(1,534)	$(2,193)

Net loss per common share, basic and diluted	$(0.45)		$(1.50)

Weighted average shares outstanding	1,464,490		1,464,490

INSPYR THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

Three Months Ended March 31, 2017

	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(659)	$(266)	$(925)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	6		6
Stock-based compensation	99		99
Gain on change in fair value of derivative liability	(1,683)	1,683	—
Finance cost	1,417	(1,417)	—
Increase in operating assets:
Receivable for sale of preferred stock	(10)		(10)
Prepaid expenses	(20)		(20)
Increase in operating liabilities:
Accounts payable and accrued expenses	144		144
Cash used in operating activities	(706)	—	(706)

Cash flows from investing activities:
Acquisition of office equipment	(3)	—	(3)
Cash used in investing activities	(3)	—	(3)

Cash flows from financing activities:
Proceeds from sale of stock and warrants	195	—	195
Cash provided by financing activities	195	—	195

Net decrease in cash	(514)		(514)
Cash, beginning of period	547		547

Cash, end of period	$33	$—	$33

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2018 that are of significance or potential significance to the Company.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the full retrospective application of this standard. As such the financial statements for the three months ended March 31, 2017 have been adjusted to reflect the adoption of ASU 2017-11.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Three Months Ended March 31,
	2018	2017
Non-cash financial activities:
Common stock issued on conversion of notes payable	$56	$—
Debentures converted to common stock	41	—
Derivative liability extinguished upon conversion of notes payable	38	—
Preferred stock and warrants issued for fees	—	5

There was no cash paid for interest and income taxes for the three months ended March 31, 2018 and 2017.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued compensation and benefits	$1,326	$1,154
Accrued research and development	155	144
Accrued other	273	241
Total accrued expenses	$1,754	$1,539

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

In September 2017, we issued convertible debentures which contain a variable conversion feature, anti-dilution protection and other conversion price adjustment provisions. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that the convertible notes are subject to derivative accounting. The fair value of the conversion feature is classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations.

During the three months ended March 31, 2018, we recorded a gain of approximately $0.2 million related to the change in fair value of the derivative liabilities during the period. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at March 31, 2018 are as follows:

2018
Volatility	287%
Expected term (years)	5.5 months
Risk-free interest rate	1.93%
Dividend yield	None

As of March 31, 2018 and December 31, 2017, the derivative liability recognized in the financial statements was approximately $2.7 million and $2.9 million, respectively.

As disclosed above, in Note 3, the Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the retrospective application of this standard. As such the financial statements for the three months ended March 31, 2017 have been adjusted to reflect the adoption of ASU 2017-11. As a result our financial instruments (such as warrants and convertible instruments) with down round features that required fair value measurement of the entire instrument or conversion option have been retroactively reclassified to remove their classification as derivative instruments.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three months ended March 31, 2018 and 2017.

Employment Agreements

We employ our Chief Executive Officer pursuant to a written employment agreement. The employment agreement contains severance provisions and indemnification clauses. The indemnification agreement provides for the indemnification and defense of the executive officer, in the event of litigation, to the fullest extent permitted by law.

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

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of March 31, 2018, as no Sale Event has occurred prior to such date.

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

As of March 31, 2018 and December 31, 2017, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, and 290.4 shares of Series C Preferred Stock.

As a result of subsequent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share and the conversion price of our Series B Preferred Stock and our Series C preferred stock has been reduced to $0.02 per share at March 31, 2018.

Common Stock

During the three months ended March 31, 2018, we issued a total of 1,445,000 shares of common stock, valued at $55,400, upon the conversion of $40,761 principal amount of our convertible debentures.

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

As a result of the reductions of the conversion prices of our preferred stock and warrants, we have recorded deemed dividends of approximately $1,268,000 during the three months ended March 31, 2017.

NOTE 9 – STOCK OPTIONS

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of losses (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$62	$70
General and administrative	28	24
Total stock-based compensation expense	$90	$94

During the three months ended March 31, 2018, we accelerated the vesting of all unvested employee options. As of March 31, 2018, there was no unrecognized compensation cost related to non-vested stock options.

The following table summarizes stock option activity for the three months ended March 31, 2018:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	356,280	$7.45
Granted	—	$—
Forfeited	(16,406)	$25.25
Outstanding at March 31, 2018	339,874	$6.59	4.3	$—

Exercisable at March 31, 2018	339,874	$6.59	4.3	$—

No options were exercised during the three months ended March 31, 2018 and 2017.

NOTE 10 – WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	3,045,740	$5.39
Issued	—	—
Expired	(292,189)	$7.36
Outstanding at March 31, 2018	2,753,551	$5.18	3.1	$20

Exercisable at March 31, 2018	2,753,551	$5.18	3.1	$20

No warrants were exercised during the three months ended March 31, 2018 and 2017.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with our Series B and Series C preferred stock have also been reduced to $0.02 per share.

The following table summarizes outstanding common stock purchase warrants as of March 31, 2018:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	102,213	$7.09	February 2019 through August 2023
Issued pursuant to 2013 financings	120,043	$52.50	August 2018
Issued pursuant to 2014 financings	96,412	$34.50	June 2019
Issued pursuant to 2015 financings	460,384	$8.40	July 2020 through December 2020
Issued pursuant to 2016 financings	1,466,670	$0.02	December 2021
Issued pursuant to 2017 financings	507,829	$0.02	April 2018 through April 2022
	2,753,551

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

During the three months ended March 31, 2018, we issued a total of 1,445,000 shares of common stock, valued at $55,400, upon the conversion of $40,761 principal amount of our convertible debentures.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values is as follows (in thousands):

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

Three Months March 31,
2017
Revenue	$—
Net loss attributable to common shareholders	(2,426)
Net loss per share	(0.28)

NOTE 13 – SUBSEQUENT EVENTS

 No material events have occurred after March 31, 2018 that requires recognition or disclosure in the financial statements except as follows:

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

From April 1, 2018 through January 22, 2019, we issued a total of 137,666,071 shares of common stock upon the conversion of $524,715 principal amount of our convertible debentures.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, capital raising, pre-clinical studies and clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on several assumptions and currently available information and are subject to several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements because of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 26, 2019, 2019.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.
●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
●	Results of Operations - Analysis of our financial results comparing the three months ended March 31, 2018, 2017 to the comparable period of 2017.
●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of March 31, 2018 we had an accumulated deficit of approximately $60 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at March 31, 2018 was approximately $7,000, representing 12.3% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. We curtailed substantially all operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2017 Annual Report on Form 10-K.

Result of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended March 31, 2018 and 2017, and we do not anticipate generating any revenues during 2018. Net losses for the three months ending March 31, 2018 and 2017 were approximately $0.2 million and $0.9 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.4 million and $0.9 million during the three months ended March 31, 2018 and 2017, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended March 31		Change in 2018 versus 2017
	2018	2017	$	%
	(amount in thousands)
Operating Expenses
Research and development	$175	$465	$(290)	(62)%
General and administrative	183	460	(277)	(60)%
Total operating expenses	$358	$925	$(567)	(61)%

Research and Development Expenses

Research and development expenses totaled approximately $0.2 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. The decrease of approximately $0.3 million, or 62%, for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to the curtailment of business operations in February 2018, due to a lack of capital.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.2 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. The decrease of approximately $0.3 million, or 60%, for the three months ended March 31, 2018 compared to the same period in 2017, was primarily due to the curtailment of business operations in February 2018, due to a lack of capital.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.1 million and $0 million for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,		Change in 2018 Versus 2017
	2018	2017	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$159	$—	$159	100%
Gain on conversion of debt	23	—	23	100
Interest income (expense), net	(80)	—	(80)	(100)%
Total other income (expense)	$102	$—	$102	100%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of $0.2 million during the three months ended March 31, 2018 with no comparable item in the three months ended March 31, 2017. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.02 million during the three months ended March 31, 2018, with no comparable expense during the three months ended March 31, 2017. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.1 million in the three months ended March 31, 2018 compared to no net interest expense for the three months ended March 31, 2017. The increase of $0.1 million was attributable to derivative instruments with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $60 million as of March 31, 2018 and anticipate that we will continue to incur additional losses for the foreseeable future. Through March 31, 2018, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of $36.4 million. Cash and cash equivalents at March 31, 2018 were $0.01 million.

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. This assumes that we spend minimally on general operations and only continue conducting our ongoing pre-clinical studies, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Three months ended March 31,		Change in 2018 versus 2017
	2018	2017	$	%
	(amount in thousands)
Cash at beginning of period	$10	$547	$(537)	(98)%
Net cash used in operating activities	(3)	(706)	703	100%
Net cash used in investing activities	—	(3)	3	100%
Net cash provided by financing activities	—	195	(195)	(100)%
Cash at end of period	$7	$33	$(26)	(79)%

Cash totaled approximately $0.01 million and $0.3 million as of March 31, 2018 and 2017, respectively. The decrease of approximately $0.03 million at March 31, 2018 compared to the same period in 2017 was primarily attributable to a reduction in cash raised through private placements, which resulted in less cash available to offset operating losses.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $3,000 and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. Cash used for operations declined by approximately $0.7 million, or 98%, during the three months ended March 31, 2018, compared to the same period in 2017. The decrease in cash used was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $0.6 million and to an increase in accounts payable and accrued expenses of approximately $0.1 million.

Net Cash Provided by Investing Activities

There was no cash used in investing activities for the three months ended March 31, 2018 compared to $3,000 used in investing activities for the three months ended March 31, 2017. The cash used in investing activities was due to purchases of office equipment in 2017.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2018, compared to $0.2 million cash provided by financing activities for the three months ended March 31, 2017. The decrease of $0.2 million, or 100%, in cash provided by financing activities for the three months ended March 31, 2017 compared to 2018 is attributable to a 2017 private placement in which we raised approximately $0.2 million in net proceeds.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2018. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of March 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with

U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending March 31, 2018 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and cash equivalents balance at March 31, 2018 was $7,000. Although we raised approximately $290,000 in gross proceeds pursuant to our March through April 2017 private placement, we were forced to curtail our operations in February 2018. Additionally, despite raising $500,000 in gross proceeds through the sale of convertible debentures in July 2018, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past third quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

From inception through March 31, 2018, we have raised approximately $36.35 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $60 million. Our net losses for the two most recent fiscal years ended December 31, 2017 and 2016 were $11.1 million and $3.2 million, respectively. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curatiled our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

As of May 15, 2019, we had 150,000,000 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $3,364,813 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $2,676,967 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, and Series C 0% Convertible shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of May 15, 2019, we were obligated to reserve for issuance (i) 328,221 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 14,200,000 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 38,086,296 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 1,000,000 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 4,327,803 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $3.05 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (vi) 301,015 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $5.27 per share and (vii) 992,962,529 shares of our common stock issuable upon conversion of our outstanding convertible notes payable. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital. Notwithstanding the foregoing, we currently do not have adequate authorized shares available for issuance pursuant to our convertible securities as of May 15, 2019.

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

Our Certificate of Incorporation authorizes us to issue up to 150,000,000 shares of common stock, all of which are issued and outstanding as of May 15, 2019. Accordingly, we do not have sufficient authorized shares of common stock for additional issuances. While our shareholders have approved a reverse stock split in amount not less than 1-for-2 and not more than 1-for-500 at the discretion of the Board until December 31, 2019, no such additional reverse stock split has taken place. Notwithstanding, the Board currently plans to effect a reverse stock split in order to authorize additional capital for its future stock issuances, warrant exercises, and conversions of outstanding preferred stock and convertible debentures. Our failure to complete the reverse stock split may further subject us to penalties if we are unable to satisfy conversions of our outstanding convertible debentures, or exercises of our outstanding warrants and options, which may harm our financial position and business prospects.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

●	Between January 1, 2018 and March 31, 2018, Debenture holders converted an aggregate of $40,760.80 into 1,445,000 shares of common stock at per share conversion prices ranging from $0.033 to $0.025.

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

INSPYR THERAPEUTICS, INC.

Date: May 22, 2019	/s/ Christopher Lowe
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.05(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant		8-K	4.02	333-153829	9/09/09

4.07	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.08	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.09**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.10	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.11	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.12	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.13**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.14	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.15**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.16	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.17**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.18	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.19	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.20	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.21	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/20/13

4.22	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/20/13

4.23	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.24	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.25	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.26	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.27	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.28	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.29	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.30	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.31	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.32	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.33	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.34	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.35	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.36**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.37**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.01	000-55331	7/20/16

4.38	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.39	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.40	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.41	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.42	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.43	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

4.44**	2017 Equity Compensation Plan adopted 11/1/17	8-K	4.01	000-55331	11/3/17

4.45	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions and Competition Agreement		8-K	10.01	000-55331	8/10/16

10.12**	Ronald Shazer Employment Agreement		8-K	10.01	000-55331	8/10/16

10.13**	Form of Separation Agreement with Russell Richerson dated February 28, 2017		8-K	10.01	000-55331	3/03/17

10.14	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals		8-K	10.01	000-55331	8/03/17

10.15	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction		8-K	10.02	000-55331	8/03/17

10.16	Form of Exchange Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.17	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement		8-K	10.02	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.19	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.20	Form of Registration Rights Agreement entered into 9/12/17		8-K	10.03	000-55331	9/12/17

10.21	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.22	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.23	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering		10-K	10.23	000-55331	[*]

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.