Form 10-Q
period 2018-06-30
Inspyr Therapeutics, Inc.
filed 2019-05-22
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on April 26, 2019. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2018), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $.0.0001 par value Series C preferred stock, and our $0.0001 par value series D preferred stock, unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on November 17, 2016 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and six month periods ended June 30, 2018 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2018. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash	$4	$10
Prepaid expenses	—	5
Total current assets	4	15
Office and lab equipment, net of accumulated depreciation of $4 and $2, respectively	3	4
Intangible assets, net of accumulated amortization of $170 and $162, respectively	42	50
Total assets	$49	$69

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,047	$1,968
Accrued expenses	1,774	1,539
Convertible debentures, net of unamortized discount of $67 and $227, respectively	2,540	2,476
Derivative liability	1,858	2,934
Total current liabilities	8,219	8,917
Total liabilities	8,219	8,917

Commitments and contingencies	—	—

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 495 and 495 shares issued and outstanding, respectively	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 16,638,929 and 10,888,929 shares issued and outstanding, respectively	2	1
Additional paid-in capital	51,100	50,885
Accumulated deficit	(59,272)	(59,734)

Total stockholders’ deficit	(8,170)	(8,848)

Total liabilities and stockholders’ deficit	$49	$69

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$11	$500	$186	$965
General and administrative	54	321	237	781
Total operating expenses	65	821	423	1,746

Loss from operations	(65)	(821)	(423)	(1,746)

Other income (expense):
Gain on change in fair value of derivative liability	824	—	983	—
Gain on conversion of debt	39	—	62	—
Interest income (expense), net	(80)	—	(160)	—

Income (loss) before provision for income taxes	718	(821)	462	(1,746)

Provision for income taxes	—	—	—	—

Net Income (loss)	718	(821)	462	(1,746)
Deemed dividend	(196)	—	(196)	(1,268)

Net income (loss) attributable to common shareholders	$522	$(821)	$266	$(3,014)

Net income (loss) per common share, basic	$0.03	$(0.52)	$0.02	$(1.97)
Net income (loss) per common share, diluted	$0.00	$(0.52)	$0.00	$(1.97)

Weighted average shares outstanding, basic	15,601,456	1,589,890	13,663,846	1,527,536
Weighted average shares outstanding, diluted	150,000,000	1,589,890	150,000,000	1,527,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	2,828	$—	1,398,832	$—	$47,746	$(48,634)	$(888)

Stock-based compensation	—	—	—	—	138	—	138

Conversion of preferred stock	(118)	—	223,585	—	—	—	—

Sale of preferred stock and warrants at $1.00 per share	285	—	—	—	285	—	285

Preferred stock and warrants issued for services	5	—	—	—	5	—	5

Net loss	—	—	—	—	—	(1,746)	(1,746)

Balance, June 30, 2017 (unaudited)	3,000	$—	1,622,417	$—	$48,174	$(50,380)	$(2,206)

Balance, December 31, 2017	495	$—	10,888,929	$1	$50,885	$(59,734)	$(8,848)

Stock-based compensation	—	—	—	—	90	—	90

Conversion of debentures	—	—	5,750,000	1	125	—	126

Net income	—	—	—	—	—	462	462

Balance, June 30, 2018 (unaudited)	495	$—	16,638,929	$2	$51,100	$(59,272)	$(8,170)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$462	$(1,746)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10	10
Stock-based compensation	90	143
Gain on change in fair value of derivative liability	(983)	—
Gain on conversion of debt	(62)	—
Amortization of debt discount	160	—
Decrease in operating assets:
Prepaid expenses	4	81
Increase in operating liabilities:
Accounts payable and accrued expenses	313	689
Cash used in operating activities	(6)	(823)

Cash flows from investing activities:
Acquisition of office equipment	—	(3)
Cash used in investing activities	—	(3)

Cash flows from financing activities:
Proceeds from sale of stock and warrants	—	285
Cash provided by financing activities	—	285

Net decrease in cash	(6)	(541)
Cash, beginning of period	10	547

Cash, end of period	$4	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO UNADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $59 million as of June 30, 2018. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents balance at June 30, 2018 was approximately $4,000, representing 8.1% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. We curtailed operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

These interim financial statements as of and for the three and six months ended June 30, 2018 and 2017 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future period. All references to June 30, 2018 and 2017 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s annual report on Form 10-K filed with the SEC on April 26, 2019.

The condensed balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America. Certain items have been reclassified to conform to the current period presentation.

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

We incurred research and development expenses of approximately $0.01 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. We incurred research and development expenses of approximately $0.2 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.

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

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of June 30, 2018 and 2017, as they would be anti-dilutive:

	Six Months Ended June 30,
	2018	2017
Shares underlying options outstanding	334,273	363,387
Shares underlying warrants outstanding	2,632,973	5,103,542
Shares underlying convertible notes outstanding	347,553,643	—
Shares underlying convertible preferred stock outstanding	26,395,624	5,499,742
	376,916,513	10,966,671

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net income attributable to common shareholders	$522	$266
Income attributable to convertible debentures	(863)	(1,045)
Expense attributable to convertible debentures	80	160
Diluted loss attributable to common shareholders	$(261)	$(619)

Basic shares outstanding	$15,601,456	$13,663,846
Convertible instruments	134,398,544	136,336,154
Diluted shares outstanding	$150,000,000	$150,000,000

Diluted loss per share	$(0.00)	$(0.00)

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of June 30, 2018. The tables below summarize the fair values of our financial liabilities as of June 30, 2018 (in thousands):

	Fair Value at June 30,	Fair Value Measurement Using
	2018	Level 1	Level 2	Level 3

Derivative liability	$1,858	$—	$—	$1,858

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Six months ended June 30,
	2018	2017

Balance at beginning of year	$2,934	$—
Additions to derivative instruments	—	—
Reclassification on conversion	(93)	—
Gain on change in fair value of derivative liability	(983)	—
Balance at end of period	$1,858	$—

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

The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the full retrospective application of this standard. As such the financial statements for the three and six months ended June 30, 2017 have been adjusted to reflect the adoption of ASU 2017-11.

INSPYR THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands, except share and per share data)

June 30, 2017

	As reported	Adjustments	As Adjusted

ASSETS

Current assets:
Cash	$6	$—	$6
Prepaid expenses	31	—	31
Total current assets	37	—	37
Office equipment, net of accumulated depreciation of $2	5	—	5
Intangible assets, net of accumulated amortization of $152	60	—	60
Other assets	3	—	3
Total assets	$105	$—	$105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,602	$—	$1,602
Accrued expenses	709	—	709
Derivative liability	2,227	(2,227)	—
Total current liabilities	4,538	(2,227)	2,311
Total liabilities	4,538	(2,227)	2,311

Commitments and contingencies	—	—	—

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 3,000 shares issued and outstanding	—	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 1,622,417 shares issued and outstanding	—	—	—
Additional paid-in capital	45,597	2,577	48,174
Accumulated deficit	(50,030)	(350)	(50,380)

Total stockholders’ deficit	(4,433)	2,227	(2,206)

Total liabilities and stockholders’ deficit	$105	$—	$105

INSPYR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Reported	Adjustments	As Adjusted	Reported	Adjustments	As Adjusted

Operating expenses:
Research and development	$500	—	$500	$965	$—	$965
General and administrative	321	—	321	781	—	781
Total operating expenses	821	—	821	1,746	—	1,746

Loss from operations	(821)	—	(821)	(1,746)	—	(1,746)

Other income (expense):
Gain on change in fair value of derivative liability	315	(315)	—	1,998	(1,998)	—
Interest income (expense), net	(45)	45	—	(1,462)	1,462	—

Loss before provision for income taxes	(551)	(270)	(821)	(1,210)	(536)	(1,746)

Provision for income taxes	—	—	—	—	—	—

Net loss	(551)	(270)	(821)	(1,210)	(536)	(1,746)
Deemed dividend	—	—	—	—	(1,268)	(1,268)

Net loss attributable to common shareholders	$(551)	$(270)	$(821)	$(1,210)	$(1,804)	$(3,014)

Net loss per common share, basic and diluted	$(0.35)		$(0.52)	$(0.79)		$(1.97)

Weighted average shares outstanding	1,589,890		1,589,890	1,527,536		1,527,536

INSPYR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

Six Months Ended June 30, 2017

	Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(1,210)	$(536)	$(1,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10		10
Stock-based compensation	143		143
Gain on change in fair value of derivative liability	(1,998)	1,998	0
Finance cost	1,462	(1,462)	0
Increase in operating assets:
Prepaid expenses	81		81
Increase in operating liabilities:
Accounts payable and accrued expenses	689		689
Cash used in operating activities	(823)	—	(823)

Cash flows from investing activities:
Acquisition of office equipment	(3)	—	(3)
Cash used in investing activities	(3)	—	(3)

Cash flows from financing activities:
Proceeds from sale of stock and warrants	285	—	285
Cash provided by financing activities	285	—	285

Net decrease in cash	(541)		(541)
Cash, beginning of period	547		547

Cash, end of period	$6	$—	$6

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2018 that are of significance or potential significance to the Company.

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

The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the full retrospective application of this standard. As such the financial statements for the three and six months ended June 30, 2017 have been adjusted to reflect the adoption of ASU 2017-11.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Six Months Ended June 30,
	2018	2017
Non-cash financial activities:
Common stock issued on conversion of notes payable	$126	$—
Debentures converted to common stock	96	—
Derivative liability extinguished upon conversion of notes payable	93	—
Preferred stock and warrants issued for fees	—	5

There was no cash paid for interest and income taxes for the six months ended June 30, 2018 and 2017.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation and benefits	$1,326	$1,154
Accrued research and development	166	144
Accrued other	282	241
Total accrued expenses	$1,774	$1,539

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

During the three and six months ended June 30, 2018, we recorded a gain of approximately $0.8 million and $1.0 million, respectively, related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at June 30, 2018 are as follows:

2018
Volatility	268%
Expected term (years)	2.5 months
Risk-free interest rate	1.93%
Dividend yield	None

As of June 30, 2018 and December 31, 2017, the derivative liability recognized in the financial statements was approximately $1.9 million and $2.9 million, respectively.

As disclosed above, in Note 3, the Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the retrospective application of this standard. As such the financial statements for the three and six months ended June 30, 2017 have been adjusted to reflect the adoption of ASU 2017-11. As a result our financial instruments (such as warrants and convertible instruments) with down round features that required fair value measurement of the entire instrument or conversion option have been retroactively reclassified to remove their classification as derivative instruments.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three and six months ended June 30, 2018 and 2017.

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

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of June 30, 2018, as no Sale Event has occurred prior to such date.

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

As of June 30, 2018 and December 31, 2017, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, and 290.4 shares of Series C Preferred Stock.

As a result of recent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share, the conversion price of 200 shares of our Series C preferred stock has been reduced to $0.02 per share, and our Series B Preferred Stock and 90.4 shares of our Series C preferred stock has been reduced to $0.01 per share at June 30, 2018.

Common Stock

During the six months ended June 30, 2018, we issued a total of 5,750,000 shares of common stock, valued at $126,350, upon the conversion of $95,790 principal amount of our convertible debentures.

Between January 1 and June 30, 2017, we issued a total of 223,585 shares of common stock upon the conversion of 79.5 shares of Series A Preferred Stock and 39 shares of Series B Preferred Stock.

Conversion and exercise price resets

As a result of recent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share, the conversion price of 200 shares of our Series C preferred stock has been reduced to $0.02 per share, and our Series B Preferred Stock and 90.4 shares of our Series C preferred stock has been reduced to $0.01 per share. The exercise prices of the warrants issued in conjunction with the Series B and Series C preferred stock have also been reduced to $0.02 and $0.01 per share.

As a result of the reductions of the conversion prices of our preferred stock and warrants, we have recorded deemed dividends of approximately $196,000 during the three and six months ended June 30, 2018.

As a result of the reductions of the conversion prices of our preferred stock and warrants, we have recorded deemed dividends of approximately $1,268,000 during the six months ended June 30, 2017.

NOTE 9 – STOCK OPTIONS

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of losses (in thousands):

	Six Months Ended June 30,
	2018	2017
Research and development	$62	$91
General and administrative	28	47
Total stock-based compensation expense	$90	$138

During the six months ended June 30, 2018, we accelerated the vesting of all unvested employee options. As of June 30, 2018, there was no unrecognized compensation cost related to non-vested stock options.

The following table summarizes stock option activity for the six months ended June 30, 2018:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	356,280	$7.45
Granted	—	$—
Forfeited	(22,007)	$24.23
Outstanding at June 30, 2018	334,273	$6.35	4.1	$—

Exercisable at June 30, 2018	334,273	$6.35	4.1	$—

No options were exercised during the six months ended June 30, 2018 and 2017.

NOTE 10 – WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	3,045,740	$5.39
Issued	—	—
Expired	(412,767)	$5.22
Outstanding at June 30, 2018	2,632,973	$5.41	3.0	$—

Exercisable at June 30, 2018	2,632,973	$5.41	3.0	$—

No warrants were exercised during the six months ended June 30, 2018 and 2017.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with our Series B and Series C preferred stock have also been reduced to $0.02 and $0.02 per share.

The following table summarizes outstanding common stock purchase warrants as of June 30, 2018:

	Number of shares	Weighted-average exercise price	Expiration
Issued to consultants	102,213	$7.09	February 2019 through August 2023
Issued pursuant to 2013 financings	120,043	$52.50	August 2018
Issued pursuant to 2014 financings	96,412	$34.50	June 2019
Issued pursuant to 2015 financings	460,384	$8.40	July 2020 through December 2020
Issued pursuant to 2016 financings	1,466,670	$0.01	December 2021
Issued pursuant to 2017 financings	387,251	$0.02	March 2022 through April 2022
	2,632,973

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

During the six months ended June 30, 2018, we issued a total of 5,750,000 shares of common stock, valued at $126,350, upon the conversion of $95,790 principal amount of our convertible debentures.

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

Pro forma results

The following tables set forth the unaudited pro forma results of the Company for 2017 as if the acquisition of L&C had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Three Months June 30,	Six Months June 30,
	2017	2017
Revenue	$—	$—
Net loss attributable to common shareholders	(1,004)	(3,430)
Net loss per share	(0.12)	(0.40)

NOTE 13 – SUBSEQUENT EVENTS

 No material events have occurred after June 30, 2018 that requires recognition or disclosure in the financial statements except as follows:

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

From July 1, 2018 through January 22, 2019, we issued a total of 133,361,071 shares of common stock upon the conversion of $469,686 principal amount of our convertible debentures.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, capital raising, pre-clinical studies and clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on several assumptions and currently available information and are subject to several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements because of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 26, 2019.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and six months ended June 30, 2018, to the comparable periods of 2017.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

Company Overview

Business

Company Overview

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of June 30, 2018 we had an accumulated deficit of approximately $59 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents balance at June 30, 2018 was approximately $4,000, representing 8.1% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. We curtailed substantially all operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

Result of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended June 30, 2018 and 2017, and we do not anticipate generating any revenues during 2018. Net income for the three months ending June 30, 2018 was approximately $0.7 million and net loss for the three months ending June 30, 2017 was approximately $0.8 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.1 million and $0.8 million during the three months ended June 30, 2018 and 2017, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended June 30		Change in 2018 versus 2017
	2018	2017	$	%
	(amount in thousands)
Operating Expenses
Research and development	$11	$500	$(489)	(98)%
General and administrative	54	321	(267)	(83)%
Total operating expenses	$65	$821	$(756)	(92)%

Research and Development Expenses

Research and development expenses totaled approximately $0.01 million and 0.5 million for the three months ended June 30, 2018 and 2017, respectively. The decrease of approximately $0.5 million, or 98%, for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to the curtailment of business operations in February 2018, due to a lack of capital.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.05 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. The decrease of approximately $0.3 million, or 83%, for the three months ended June 30, 2018 compared to the same period in 2017, was primarily due to the curtailment of business operations in February 2018, due to a lack of capital.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.8 million and $0 million for the three months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,			Change in 2018 Versus 2017
	2018	2017		$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$824		$—	$824	100%
Gain on conversion of debt	39		—	39	100%
Interest income (expense), net	(80)		—	(80)	(100)%
Total other income (expense)	$783	$		$783	100%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of $0.8 million during the three months ended June 30, 2018 with no comparable item in the three months ended June 30, 2017. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.04 million during the three months ended June 30, 2018, with no comparable expense during the three months ended June 30, 2017. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.1 million in the three months ended June 30, 2018 compared to no net interest expense for the three months ended June 30, 2017. The increase of $0.1 million was attributable to derivative instruments with a value in excess of proceeds received.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the six months ended June 30, 2018 and 2017, and we do not anticipate generating any revenues during 2018. Net income for the six months ending June 30, 2018 was approximately $0.5 million and net loss for the six months ending June 30, 2017 was approximately $1.7 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.4 million and $1.7 million during the six months ended June 30, 2018 and 2017, respectively. Operating expenses are comprised of the following factors.

	Six months ended June 30,		Change in 2018 versus 2017
	2018	2017	$	%
	(amount in thousands)
Operating Expenses
Research and development	$186	$965	$(779)	(81)%
General and administrative	237	781	(544)	(70)%
Total operating expenses	$423	$1,746	$(1,323)	(76)%

Research and Development Expenses

Research and development expenses totaled approximately $0.2 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. The decrease of approximately $0.8 million, or 81%, for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to the suspension of substantially all business operations in February 2018, due to a lack of capital.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.2 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. The decrease of approximately $0.6 million, or 70%, for the six months ended June 30, 2018 compared to the same period in 2017, was primarily due to the suspension of substantially all business operations in February 2018, due to a lack of capital.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.9 million and $0 million for the six months ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,		Change in 2018 Versus 2017
	2018	2017	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$983	$—	$983	100%
Gain on conversion of debt	62	—	62	100
Interest income (expense), net	(160)	—	(160)	100%
Total other income (expense)	$885	$—	$885	100%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of $1.0 million during the six months ended June 30, 2018 with no comparable item in the six months ended June 30, 2017. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.06 million during the six months ended June 30, 2018, with no comparable expense during the six months ended June 30, 2017. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.2 million in the six months ended June 30, 2018 compared to no net interest expense for the six months ended June 30, 2017. The increase of $0.2 million was attributable to derivative instruments with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $59 million as of June 30, 2018 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of $36.4 million. Cash and cash equivalents at June 30, 2018 were $0.01 million.

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

	Six months ended June 30,		Change in 2018 versus 2017
	2018	2017	$	%
	(amount in thousands)
Cash at beginning of period	$10	$547	$(537)	(98)%
Net cash used in operating activities	(6)	(823)	817	99%
Net cash used in investing activities	—	(3)	3	100%
Net cash provided by financing activities	—	285	(285)	(100)%
Cash at end of period	$4	$6	$(2)	(33)%

Cash totaled approximately $0.01 million and $0.01 million as of June 30, 2018 and 2017, respectively. The decrease of approximately $2,000 at June 30, 2018 compared to the same period in 2017 was primarily attributable to a reduction in cash raised through private placements, which resulted in less cash available to offset operating losses.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.01 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. Cash used for operations declined by approximately $0.8 million, or 99%, during the six months ended June 30, 2018, compared to the same period in 2017. The decrease in cash used was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $1.3 million and to a decrease in accounts payable and accrued expenses of approximately $0.5 million.

Net Cash Provided by Investing Activities

There was no cash used in investing activities for the six months ended June 30, 2018 compared to $3,000 used in investing activities for the six months ended June 30, 2017. The cash used in investing activities was due to purchases of office equipment in 2017.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the six months ended June 30, 2018, compared to $0.3 million cash provided by financing activities for the six months ended June 30, 2017. The decrease of $0.3 million, or 100%, in cash provided by financing activities for the six months ended June 30, 2017 compared to 2018 is attributable to a 2017 private placement in which we raised approximately $0.3 million in net proceeds.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of June 30, 2018. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of June 30, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending June 30, 2018 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and cash equivalents balance at June 30, 2018 was approximately $4,000. Although we raised approximately $290,000 in gross proceeds pursuant to our March through April 2017 private placement, we were forced to curtail our operations in February 2018. Additionally, despite raising $500,000 in gross proceeds through the sale of convertible debentures in July 2018, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

From inception through June 30, 2018, we have raised approximately $36.35 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $59 million. Our net losses for the two most recent fiscal years ended December 31, 2017 and 2016 were $11.1 million and $3.2 million, respectively. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of May 15, 2019, we have issued and outstanding 150,000,000 shares of common stock and accordingly, no available shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities until such time as we complete a reverse stock split or authorize additional shares. As of May 15, 2019, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.4318 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue no additional shares of common stock, and 29,991,856 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

●	Between April 1, 2018 and June 30, 2018, Debenture holders converted an aggregate of $55,029.43 into 4,305,000 shares of common stock at per share conversion prices ranging from $0.017 to $0.007.

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