Form 10-Q
period 2018-09-30
Inspyr Therapeutics, Inc.
filed 2019-06-14
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2017 Annual Report on Form 10-K for the year ended December 31, 2017, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on April 26, 2019. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2018), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $.0.0001 par value Series C preferred stock, and our $0.0001 par value series D preferred stock, unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on November 17, 2016 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and nine month periods ended September 30, 2018 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2018. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

ii

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash	$3	$10
Restricted cash	346	—
Prepaid expenses	—	5
Total current assets	349	15
Office and lab equipment, net of accumulated depreciation of $4 and $2, respectively	3	4
Intangible assets, net of accumulated amortization of $175 and $162, respectively	37	50
Total assets	$389	$69

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,977	$1,968
Accrued expenses	1,774	1,539
Convertible debentures, net of unamortized discount of $386 and $227, respectively	2,707	2,476
Derivative liability	4,724	2,934
Total current liabilities	11,182	8,917
Total liabilities	11,182	8,917

Commitments and contingencies (Note 7)	—	—

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 495 and 495 shares issued and outstanding, respectively	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 21,388,929 and 10,888,929 shares issued and outstanding, respectively	2	1
Additional paid-in capital	51,148	50,885
Accumulated deficit	(61,943)	(59,734)

Total stockholders’ deficit	(10,793)	(8,848)

Total liabilities and stockholders’ deficit	$389	$69

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating expenses:
Research and development	$11	$384	$197	$1,349
General and administrative	94	474	331	1,255
Total operating expenses	105	858	528	2,604

Loss from operations	(105)	(858)	(528)	(2,604)

Other income (expense):
(Loss) gain on change in fair value of derivative liability	(2,329)	201	(1,346)	201
Gain on conversion of debt	21	39	83	39
Interest (expense), net	(258)	(5,154)	(418)	(5,154)

Loss before provision for income taxes	(2,671)	(5,772)	(2,209)	(7,518)

Provision for income taxes	—	—	—	—

Net loss	(2,671)	(5,772)	(2,209)	(7,518)
Deemed dividend	—	(435)	(110)	(1,703)

Net loss attributable to common shareholders	$(2,671)	$(6,207)	$(2,319)	$(9,221)

Net loss per common share, basic and diluted	$(0.15)	$(0.96)	$(0.15)	$(2.90)

Weighted average shares outstanding	18,163,331	6,440,802	15,180,156	3,183,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(in thousands, except share and per share data)

	Convertible
	Preferred		Common		Additional
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	2,828	$—	1,398,832	$—	$47,746	$(48,634)	$(888)

Stock-based compensation	—	—	—	—	174	—	174

Conversion of preferred stock to common stock	(118)	—	223,585	—	—	—	—

Preferred stock exchanged for convertible notes payable	(2,505)	—	—	—	—	—	—

Conversion of notes	—	—	331,000	—	44	—	44

Common stock issued for acquisition	—	—	7,122,172	1	2,492	—	2,493

Sale of preferred stock and warrants at $1.00 per share	285	—	—	—	285	—	285

Preferred stock and warrants issued for services	5	—	—	—	5	—	5

Net loss	—	—	—	—	—	(7,518)	(7,518)

Balance, September 30, 2017 (unaudited)	495	$—	9,075,589	$1	$50,746	$(56,152)	$(5,405)

Balance, December 31, 2017	495	$—	10,888,929	$1	$50,885	$(59,734)	$(8,848)

Stock-based compensation	—	—	—	—	90	—	90

Conversion of debentures	—	—	10,500,000	1	173	—	174

Net loss	—	—	—	—	—	(2,209)	(2,209)

Balance, September 30, 2018 (unaudited)	495	$—	21,388,929	$2	$51,148	$(61,943)	$(10,793)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,209)	$(7,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	23
Stock-based compensation	90	179
Loss (gain) on change in fair value of derivative liability	1,346	(201)
Gain on conversion of debt	(83)	(39)
Amortization of debt discount	355	13
Finance cost	63	5,138
Decrease in operating assets:
Prepaid expenses	4	100
Increase in operating liabilities:
Accounts payable and accrued expenses	259	1,221
Cash used in operating activities	(161)	(1,084)

Cash flows from investing activities:
Cash from acquisition	—	23
Acquisition of office equipment	—	(3)
Cash provided by investing activities	—	20

Cash flows from financing activities:
Proceeds from convertible notes	500	250
Proceeds from sale of stock and warrants	—	285
Cash provided by financing activities	500	535

Net increase (decrease) in cash and restricted cash	339	(529)
Cash and restricted cash, beginning of period	10	547

Cash and restricted cash, end of period	$349	$18

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

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. During February of 2018, we curtailed our operations due to our lack of cash. During July 2018, we were able to raise approximately $500,000 through the sale of debt securities and we raised $25,000 in December 2018 through the sale of notes. We are currently using such funds to attempt to become current in our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, and other outstanding obligations, the payment of which we believe to be vital to our future operations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and continue, to the best of our ability, our public company reporting requirements.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $62 million as of September 30, 2018. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents and restricted cash balances at September 30, 2018 was approximately $349,000, representing 89.7% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. We curtailed operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

These interim financial statements as of and for the three and nine months ended September 30, 2018 and 2017 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future period. All references to September 30, 2018 and 2017 in these footnotes are unaudited.

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

We incurred research and development expenses of approximately $0.01 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. We incurred research and development expenses of approximately $0.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts.

Restricted Cash

Restricted cash consists of funds held in trust for the Company. The use of these funds is restricted to: (i) the payment of professional fees in connection with bringing the Company’s filings current, and (ii) the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees and fees payable to the OTCQB and FINRA.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of September 30, 2018 and 2017, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2018	2017
Shares underlying options outstanding	325,333	364,516
Shares underlying warrants outstanding	2,512,930	4,511,914
Shares underlying convertible notes outstanding	572,882,313	34,835,228
Shares underlying convertible preferred stock outstanding	26,395,624	4,770,370
	376,916,512	44,482,028

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of September 30, 2018. The tables below summarize the fair values of our financial liabilities as of September 30, 2018 (in thousands):

	Fair Value at September 30,	Fair Value Measurement Using
	2018	Level 1	Level 2	Level 3

Derivative liability	$4,724	$—	$—	$4,724

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Nine months ended September 30,
	2018	2017

Balance at beginning of year	$2,934	$—
Additions to derivative instruments	577	2,953
Reclassification on conversion	(133)	(44)
Loss (gain) on change in fair value of derivative liability	1,346	(201)
Balance at end of period	$4,724	$2,708

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

The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the full retrospective application of this standard. As such the financial statements for the three and nine months ended September 30, 2017 have been adjusted to reflect the adoption of ASU 2017-11.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

September 30, 2017

	As reported	Adjustments	Adjusted

ASSETS

Current assets:
Cash and cash equivalents	$18	$—	$18
Prepaid expenses	16	—	16
Total current assets	34	—	34
Office and lab equipment, net of accumulated depreciation of $10	350	—	350
Intangible assets, net of accumulated amortization of $158	54	—	54
Goodwill	2,159	—	2,159
Other assets	3	—	3
Total assets	$2,600	$—	$2,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,724	$—	$1,724
Accrued expenses	1,093	—	1,093
Convertible debentures, net of unamortized discount of $307	2,480	—	2,480
Derivative liability	3,338	(630)	2,708
Total current liabilities	8,635	(630)	8,005
Total liabilities	8,635	(630)	8,005

Commitments and contingencies	—	—	—

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 495 shares issued and outstanding	—	—	—
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 9,075,589 shares issued and outstanding	1	—	1
Additional paid-in capital	48,425	2,321	50,746
Accumulated deficit	(54,461)	(1,691)	(56,152)

Total stockholders’ deficit	(6,035)	630	(5,405)

Total liabilities and stockholders’ deficit	$2,600	$—	$2,600

INSPYR THERAPEUTICS, INC.

CONDENSED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Operating expenses:
Research and development	$384	—	$384	$1,349	$—	$1,349
General and administrative	474	—	474	1,255	—	1,255
Total operating expenses	858	—	858	2,604	—	2,604

Loss from operations	(858)	—	(858)	(2,604)	—	(2,604)

Other income (expense):
Gain on change in fair value of derivative liability	1,405	(1,204)	201	3,403	(3,202)	201
Gain on conversion of debt	39	—	39	39	—	39
Interest income (expense), net	(5,017)	(137)	(5,154)	(6,479)	1,325	(5,154)

Loss before provision for income taxes	(4,431)	(1,341)	(5,772)	(5,641)	(1,877)	(7,518)

Provision for income taxes	—	—	—	—	—	—

Net loss	(4,431)	(1,341)	(5,772)	(5,641)	(1,877)	(7,518)
Deemed dividend	—	(435)	(435)	—	(1,703)	(1,703)

Net loss attributable to common shareholders	$(4,431)	$(1,776)	$(6,207)	$(5,641)	$(3,580)	$(9,221)

Net loss per common share, basic and diluted	$(0.69)		$(0.96)	$(1.77)		$(2.90)

Weighted average shares outstanding	6,440,802		6,440,802	3,183,289		3,183,289

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

Nine Months Ended September 30, 2017

	Reported	Adjustments	Adjusted
Cash flows from operating activities:
Net loss	$(5,641)	$(1,877)	$(7,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23		23
Stock-based compensation	179		179
Gain on change in fair value of derivative liability	(3,403)	3,202	(201)
Gain on conversion of debt	(39)		(39)
Amortization of debt discount	13		13
Finance cost	6,463	(1,325)	5,138
Increase in operating assets:
Prepaid expenses	100		100
Increase in operating liabilities:
Accounts payable and accrued expenses	1,221		1,221
Cash used in operating activities	(1,084)	—	(1,084)

Cash flows from investing activities:
Cash from acquisition	23		23
Acquisition of office equipment	(3)		(3)
Cash provided by investing activities	20	—	20

Cash flows from financing activities:
Proceeds from convertible notes	250		250
Proceeds from sale of stock and warrants	285		285
Cash provided by financing activities	535	—	535

Net decrease in cash	(529)		(529)
Cash, beginning of period	547		547

Cash, end of period	$18	$—	$18

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2018 that are of significance or potential significance to the Company.

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

The Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the full retrospective application of this standard. As such the financial statements for the three and nine months ended September 30, 2017 have been adjusted to reflect the adoption of ASU 2017-11.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Nine Months Ended September 30,
	2018	2017
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$174	$44
Debentures converted to common stock	124	38
Derivative liability extinguished upon conversion of notes payable	133	44
Derivative liability issued	577	2,953
Net assets and liabilities recognized with the acquisition of Lewis and Clark Pharmaceuticals, Inc.	—	2,493
Accounts payable paid through issuance of debentures	15	70
Debentures issued to retire preferred stock	—	2,504

There was no cash paid for interest and income taxes for the nine months ended September 30, 2018 and 2017.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation and benefits	$1,326	$1,154
Accrued research and development	177	144
Accrued other	271	241
Total accrued expenses	$1,774	$1,539

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

In September 2017 and July 2018, we issued convertible debentures which contain a variable conversion feature, anti-dilution protection and other conversion price adjustment provisions. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that the convertible notes are subject to derivative accounting. The fair value of the conversion feature is classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations.

During the three and nine months ended September 30, 2018, we recorded a loss of approximately $2.3 million and $1.3 million, respectively, related to the change in fair value of the derivative liabilities during the periods. During the three and nine months ended September 30, 2017, we recorded a gain of approximately $0.2 million related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at September 30, 2018 are as follows:

2018
Volatility	237%
Expected term (years)	11 months
Risk-free interest rate	2.57%
Dividend yield	None

As of September 30, 2018 and December 31, 2017, the derivative liability recognized in the financial statements was approximately $4.7 million and $2.9 million, respectively.

As disclosed above, in Note 3, the Company has early adopted the guidance under ASU 2017-11 for the year end December 31, 2017. Adjustments to the Company’s previously issued financial statements were required for the retrospective application of this standard. As such the financial statements for the three and nine months ended September 30, 2017 have been adjusted to reflect the adoption of ASU 2017-11. As a result our financial instruments (such as warrants and convertible instruments) with down round features that required fair value measurement of the entire instrument or conversion option have been retroactively reclassified to remove their classification as derivative instruments.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three and nine months ended September 30, 2018 and 2017.

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

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of September 30, 2018, as no Sale Event has occurred prior to such date.

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

As of September 30, 2018 and December 31, 2017, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, and 290.4 shares of Series C Preferred Stock.

As a result of recent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share, the conversion price of 200 shares of our Series C preferred stock has been reduced to $0.02 per share, and our Series B Preferred Stock and 90.4 shares of our Series C preferred stock has been reduced to $0.01 per share at September 30, 2018.

Common Stock

During the nine months ended September 30, 2018, we issued a total of 10,500,000 shares of common stock, valued at $173,850, upon the conversion of $123,878 principal amount of our convertible debentures.

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

As a result of the reductions of the conversion prices of our preferred stock and warrants, we have recorded deemed dividends of approximately $0 and $110,000 during the three and nine months ended September 30, 2018.

As a result of the reductions of the conversion prices of our preferred stock and warrants, we have recorded deemed dividends of approximately $435,000 and $1,703,000 during the three and nine months ended September 30, 2017, respectively.

NOTE 9 – STOCK OPTIONS

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of losses (in thousands):

	Nine Months Ended September 30,
	2018	2017
Research and development	$62	$111
General and administrative	28	63
Total stock-based compensation expense	$90	$174

During the nine months ended September 30, 2018, we accelerated the vesting of all unvested employee options. As of September 30, 2018, there was no unrecognized compensation cost related to non-vested stock options.

The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	356,280	$7.45
Granted	—	$—
Forfeited	(30,947)	$18.09
Outstanding at September 30, 2018	325,333	$6.44	4.0	$—

Exercisable at September 30, 2018	325,333	$6.44	4.0	$—

No options were exercised during the nine months ended September 30, 2018 and 2017.

NOTE 10 – WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	3,045,740	$5.39
Issued	—	—
Expired	(532,810)	$15.87
Outstanding at September 30, 2018	2,512,930	$3.16	2.9	$—

Exercisable at September 30, 2018	2,512,930	$3.16	2.9	$—

No warrants were exercised during the nine months ended September 30, 2018 and 2017.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with our Series B and Series C preferred stock have also been reduced to $0.02 and $0.01 per share.

The following table summarizes outstanding common stock purchase warrants as of September 30, 2018:

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
	2,512,930

NOTE 11 – CONVERTIBLE DEBENTURES

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

During the nine months ended September 30, 2018, we issued a total of 10,500,000 shares of common stock, valued at $173,850, upon the conversion of $123,878 principal amount of our convertible debentures.

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

	Three Months September 30,	Nine Months September 30,
	2017	2017
Revenue	$—	$—
Net loss attributable to common shareholders	(6,329)	(9,759)
Net loss per share	(0.72)	(1.12)

The amounts of revenue and loss of L&C since the acquisition date included in the consolidated statement of operations for the nine months ended September 30, 2017 are approximately $0 and ($149,000), respectively.

NOTE 13 – SUBSEQUENT EVENTS

No material events have occurred after September 30, 2018 that requires recognition or disclosure in the financial statements except as follows:

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

From October 1, 2018 through January 22, 2019, we issued a total of 128,611,071 shares of common stock upon the conversion of $441,599 principal amount of our convertible debentures.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and nine months ended September 30, 2018, to the comparable periods of 2017.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. During February of 2018, we curtailed our operations due to our lack of cash. During July 2018, we were able to raise approximately $500,000 through the sale of debt securities and we raised $25,000 in December 2018 through the sale of notes. We are currently using such funds to attempt to become current in our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, and other outstanding obligations, the payment of which we believe to be vital to our future operations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and continue, to the best of our ability, our public company reporting requirements.

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of September 30, 2018 we had an accumulated deficit of approximately $62 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents and restricted cash balances at September 30, 2018 was approximately $349,000, representing 89.7% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. We curtailed substantially all operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

Going Concern

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash. Notwithstanding our recent financings, in July 2018 whereby we raised $500,000, and December 2018 whereby we raised $25,000, our current cash level raises substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Result of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended September 30, 2018 and 2017, and we do not anticipate generating any revenues during 2018. Net losses for the three months ending September 30, 2018 and 2017 were approximately $2.7 million and $5.8 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.1 million and $0.9 million during the three months ended September 30, 2018 and 2017, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended September 30		Change in 2018 versus 2017
	2018	2017	$	%
	(amount in thousands)
Operating Expenses
Research and development	$11	$384	$(373)	(97)%
General and administrative	94	474	(380)	(80)%
Total operating expenses	$105	$858	$(753)	(88)%

Research and Development Expenses

Research and development expenses totaled approximately $0.01 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively. The decrease of approximately $0.4 million, or 97%, for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to the curtailment of business operations in February 2018, due to a lack of capital.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.1 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. The decrease of approximately $0.4 million, or 80%, for the three months ended September 30, 2018 compared to the same period in 2017, was primarily due to the curtailment of business operations in February 2018, due to a lack of capital.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $2.6 million and $4.9 million for the three months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Change in 2018 Versus 2017
	2018	2017	$	%
	(amount in thousands)
(Loss) gain on change in fair value of derivative liability	$(2,329)	$201	$(2,530)	(1,259)%
Gain on conversion of debt	21	39	(18)	(46)%
Interest income (expense), net	(258)	(5,154)	4,896	95%
Total other income (expense)	$(2,566)	$(4,914)	$2,348	48%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a loss of $2.3 million during the three months ended September 30, 2018 compared to a gain in the fair value of our derivative liability of $0.2 million during the three months ended September 30, 2017. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017 and July 2018, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.02 million during the three months ended September 30, 2018, compared to a gain of $0.04 million during the three months ended September 30, 2017. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.3 million in the three months ended September 30, 2018 compared to expense of $5.2 million for the three months ended September 30, 2017. The decrease of $4.9 million was attributable to new derivative instruments with a value in excess of proceeds received in the 2017 period.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the nine months ended September 30, 2018 and 2017, and we do not anticipate generating any revenues during 2018. Net losses for the nine months ending September 30, 2018 and 2017 were approximately $2.2 million and $7.5 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.5 million and $2.6 million during the nine months ended September 30, 2018 and 2017, respectively. Operating expenses are comprised of the following factors.

	Nine months ended September 30,		Change in 2018 versus 2017
	2018	2017	$	%
	(amount in thousands)
Operating Expenses
Research and development	$197	$1,349	$(1,152)	(85)%
General and administrative	331	1,255	(924)	(74)%
Total operating expenses	$528	$2,604	$(2,076)	(80)%

Research and Development Expenses

Research and development expenses totaled approximately $0.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease of approximately $1.1 million, or 85%, for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the suspension of substantially all business operations in February 2018, due to a lack of capital.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.3 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease of approximately $0.9 million, or 74%, for the nine months ended September 30, 2018 compared to the same period in 2017, was primarily as a result of the suspension of substantially all business operations in February 2018, due to a lack of capital.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $1.7 million and $4.9 million for the nine months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,		Change in 2018 Versus 2017
	2018	2017	$	%
	(amount in thousands)
(Loss) gain on change in fair value of derivative liability	$(1,346)	$201	$(1,547)	(770)%
Gain on conversion of debt	83	39	44	113%
Interest income (expense), net	(418)	(5,154)	4,736	92%
Total other income (expense)	$(1,681)	$(4,914)	$3,233	66%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a loss of $1.3 million during the nine months ended September 30, 2018 compared to a gain in the fair value of our derivative liability of $0.2 million during the nine months ended September 30, 2017. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017 and July 2018, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.1 million during the nine months ended September 30, 2018, compared to a gain of $0.04 million during the nine months ended September 30, 2017. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.4 million in the nine months ended September 30, 2018 compared to expense of $5.2 million for the nine months ended September 30, 2017. The decrease of $4.8 million was attributable to new derivative instruments with a value in excess of proceeds received in the 2017 period.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $62 million as of September 30, 2018 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of $36.9 million. Cash and cash equivalents at September 30, 2018 were $0.3 million.

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

	Nine months ended September 30,		Change in 2018 versus 2017
	2018	2017	$	%
	(amount in thousands)
Cash and restricted cash at beginning of period	$10	$547	$(537)	(98)%
Net cash used in operating activities	(161)	(1,084)	923	85%
Net cash provided by investing activities	—	20	(20)	(100)%
Net cash provided by financing activities	500	535	(35)	(7)%
Cash and restricted cash at end of period	$349	$18	$331	184%

Cash, including restricted cash, totaled approximately $0.3 million and $0.02 million as of September 30, 2018 and 2017, respectively. The increase of approximately $0.3 million at September 30, 2018 compared to the same period in 2017 was primarily attributable to a reduction in cash used in operation, offset by cash available from prior year private placements.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.2 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used for operations declined by approximately $0.9 million, or 84%, during the nine months ended September 30, 2018, compared to the same period in 2017. The decrease in cash used was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $2.0 million, partially offset by a decrease in accounts payable and accrued expenses of approximately $1.0 million.

Net Cash Provided by Investing Activities

There was $20,000 provided by investing activities for the nine months ended September 30, 2017 compared to no cash provided by or used in investing activities for the nine months ended September 30, 2018. The cash provided by investing activities was due to cash acquired in the acquisition of our subsidiary of $23,000, partially offset by purchases of office equipment in 2017.

Net Cash Provided by Financing Activities

There was $0.5 million provided by financing activities for the nine months ended September 30, 2018, compared to $0.5 million cash provided by financing activities for the nine months ended September 30, 2017, attributable to 2018 and 2017 private placements in which we raised approximately $0.5 million and $0.5 million in net proceeds, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2018. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of September 30, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending September 30, 2018 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and cash equivalents and restricted cash balances at September 30, 2018 was approximately $0.3 million. Although we raised approximately $290,000 in gross proceeds pursuant to our March through April 2017 private placement, we were forced to curtail our operations in February 2018. Additionally, despite raising $500,000 in gross proceeds through the sale of convertible debentures in July 2018, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2017 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raised substantial doubt about our ability to continue as a going concern past the third quarter of 2019. Notwithstanding, in July 2018, we completed a sale of convertible debentures resulting in gross proceeds of $500,000 and we raised $25,000 in December 2018 through the sale of notes. In the event that we are unable to continue as a going concern, we may need to cease operations which means that our shareholders will lose their entire investment.

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

From inception through September 30, 2018, we have raised approximately $36.9 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $62 million. Our net losses for the two most recent fiscal years ended December 31, 2017 and 2016 were $11.1 million and $3.2 million, respectively. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

●	Between July 1, 2018 and September 30, 2018, Debenture holders converted an aggregate of $28,087.83 into 4,750,000 shares of common stock at per share conversion prices ranging from $0.007 to $0.005.

●	In July 2018, we issued an aggregate of $515,000 of senior convertible debentures (“Debentures”) for (i) $500,000 in cash and (ii) the cancellation of $15,000 in obligations. The Debentures are non-interest bearing, have a maturity date of July 5, 2019 and are convertible into common stock at any time at a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on the conversion date. The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Debentures also contain anti-dilution protection in the event of subsequent equity sales that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. The Debentures are further redeemable for cash upon twenty (20) trading days’ notice provided that certain conditions are met. The Debentures are further redeemable for cash upon twenty (20) trading days’ notice provided that certain conditions are met.

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

INSPYR THERAPEUTICS, INC.

Date: June 14, 2019	/s/ Christopher Lowe
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.05(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant		8-K	4.02	333-153829	9/09/09

4.07	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.08	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.09**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.10	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.11	Form of Consultant Warrants issued in May 2010		10-Q	4.29	333-153829	5/14/10

4.12	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants		8-K	10.02	333-153829	5/25/10

4.13**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.14	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.15**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.16	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.17**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.18	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.19	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.20	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.21	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/20/13

4.22	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/20/13

4.23	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.24	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.25	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.26	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.27	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.28	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.29	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.30	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.31	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.32	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.33	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.34	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.35	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.36**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.37**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.01	000-55331	7/20/16

4.38	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.39	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.40	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.41	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.42	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.43	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

4.44**	2017 Equity Compensation Plan adopted 11/1/17	8-K	4.01	000-55331	11/3/17

4.45	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions and Competition Agreement		8-K	10.01	000-55331	8/10/16

10.12**	Ronald Shazer Employment Agreement		8-K	10.01	000-55331	8/10/16

10.13**	Form of Separation Agreement with Russell Richerson dated February 28, 2017		8-K	10.01	000-55331	3/03/17

10.14	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals		8-K	10.01	000-55331	8/03/17

10.15	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction		8-K	10.02	000-55331	8/03/17

10.16	Form of Exchange Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.17	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement		8-K	10.02	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.19	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.20	Form of Registration Rights Agreement entered into 9/12/17		8-K	10.03	000-55331	9/12/17

10.21	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.22	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.23	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering		10-K	10.23	000-55331	4/26/19

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.