Form 10-K
period 2018-12-31
Inspyr Therapeutics, Inc.
filed 2019-08-06
CIK 1421204

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes  ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $166,389 based on a closing price of $0.01 per share on such date. As of June 30, 2019, there were 150,000,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INSPYR THERAPEUTICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

i

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

Going Concern

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash. Notwithstanding our recent financings in July 2018, whereby we raised $500,000, and December 2018 whereby we raised $25,000, our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Product Development of Mipsagargin

Mipsagargin is a prodrug targeting the tumor vasculature that has therapeutic potential in a wide range of malignancies. We have currently curtailed our development of mipsagargin. We cannot predict if or when we will recommence development of mipsagargin.

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

Employees

As of December 31, 2018 we employed no full-time individuals. As of July 26, 2019, Mr. Cain, our newly appointed interim chief executive officer, is our only remaining employee. In addition, we contract with a limited number of consultants to assist in activities related to our operations.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and restricted cash balances at December 31, 2018 was $331,000. In February 2018 we were forced to curtail our operations. Despite raising $500,000 in gross proceeds through the sale of convertible debentures in July 2018 and $25,000 in December 2018 through the sale of notes, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Risks Relating to Our Stage of Development and Business

If we are unable to successfully build a new management team and secure additional members and employees, our business could be harmed.

On July 15, 2019, Christopher Lowe, our chief executive officer, president and principal accounting officer resigned. In February 2018, Ronald Shazer, MD, resigned as our chief medical officer. Effective July 24, 2019, we appointed Michael Cain as our interim Chief Executive Officer and Chief Financial Officer. We will need to continue to augment senior management as well as additional personnel to execute our business plan and grow our business. Our success depends largely on the development and execution of our business strategy by our senior management team. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of only one individual, Mr. Cain, the loss of Mr. Cain would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. Additionally, we cannot assure you that management will succeed in working together as a team. In the event that we are unsuccessful, our business and prospects could be harmed.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through December 31, 2018, we have raised approximately $36.9 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $60 million. Our net losses for the two most recent fiscal years ended December 31, 2018 and 2017 were $12,000 and $11.1 million, respectively. Our decrease in net losses is a result of our curtailment of operations beginning February 2018. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

The market prices for the securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, such as ours, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

●	our ability retain and augment our current management team and workforce, which currently consists of only one employee, our interim chief executive officer;

●	the development status of our drug candidates, particularly the results of our clinical trials;

●	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

●	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

●	disputes or other developments concerning our proprietary rights;

●	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;

●	additions or departures of key personnel;

●	loss of any strategic relationship;

●	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

●	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;

●	regulatory developments in the United States or foreign countries; and

●	economic, political and other external factors.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 30, 2019, we have issued and outstanding 150,000,000 shares of common stock and, accordingly, no additional shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities will be available until such time as we complete a reverse stock split or authorize additional shares. As of June 30, 2019, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue no additional shares of common stock, and 29,991,856 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of June 30, 2019, we had 150,000,000 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $3,364,813 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $2,676,967 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, and Series C 0% Convertible shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of June 30, 2019, we were obligated to reserve for issuance (i) 328,221 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 14,200,000 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 38,086,296 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 1,000,000 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 4,231,391 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.79 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (vi) 298,748 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $5.07 per share and (vii) 799,989,916 shares of our common stock issuable upon conversion of our outstanding convertible notes. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital. Notwithstanding the foregoing, we currently do not have adequate authorized shares available for issuance pursuant to our convertible securities as of June 30, 2019.

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

Our Certificate of Incorporation authorizes us to issue up to 150,000,000 shares of common stock, all of which are issued and outstanding as of June 30, 2019. Accordingly, we do not have sufficient authorized shares of common stock for additional issuances. While our shareholders have approved a reverse stock split in amount not less than 1-for-2 and not more than 1-for-500 at the discretion of the Board until December 31, 2019, no such additional reverse stock split has taken place. Notwithstanding, the Board currently plans to effect a reverse stock split in order to authorize additional capital for its future stock issuances, warrant exercises, and conversions of outstanding preferred stock and convertible debentures. Our failure to complete the reverse stock split may further subject us to penalties if we are unable to satisfy conversions of our outstanding convertible debentures, or exercises of our outstanding warrants and options, which may harm our financial position and business prospects.

If our management team is not effective or if we fail to attract, hire or retain qualified personnel, we may not be able to design, develop or commercialize our products successfully or manage our business.

While we have been able to secure an interim chief executive officer, our anticipated growth and expansion may require the addition of new personnel and the development of additional expertise by existing management. There is intense competition for qualified personnel in such areas. Accordingly, there can be no assurances that we would be able to attract and retain the qualified personnel necessary for the successful development of our business.

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

Holders

As of June 30, 2019, we had approximately 133 record holders of our common stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2007 Stock Plan, as amended (1)	63,068	$18.34	131,264
Equity compensation plans not approved by security holders:
2009 Executive Compensation Plan	49,086	6.50	150,914
Inducement Stock Option Plan	211,360	$2.64	88,640
2017 Equity Compensation Plan	0	$0.00	2,000,000
Total	323,514	$6.28	2,370,818

(1)	Our 2007 Stock Plan, as amended, provides for the issuance of up to 50,000 common shares during any calendar year. The plan provides for the issuance of up to 200,000 common shares in the aggregate.

GenSpera 2007 Equity Compensation Plan

Our 2007 Equity Compensation Plan (“2007 Plan”) is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 50,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 200,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2018, we have granted awards under the 2007 Plan equal to approximately 180,699 shares of our common stock, and 111,963 shares have been cancelled or forfeited. Accordingly, there are 131,264 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

GenSpera 2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan, as amended (“2009 Plan”) is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2018, our 2009 Plan authorizes the issuance of up to 200,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to approximately 164,868 common shares, and 115,782 shares have been cancelled or forfeited. Accordingly, there are 150,914 shares of common stock available for future awards under the 2009 Plan.

GenSpera Inducement Award Stock Option Plan

Our Inducement Award Stock Option Plan (“Inducement Plan”) is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 300,000 shares of common stock to new employees of the Company. As of December 31, 2018, 211,360 grants have been made pursuant to the Plan. Accordingly, there are 88,640 shares of common stock available for future issuance under the Inducement Plan.

Inspyr Therapeutics 2017 Equity Compensation Plan

Our 2017 Equity Compensation Plan (“2017 Plan”) is administered by our board or any of its committees. The purposes of the 2017 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2017 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2017 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2017 Plan authorizes the issuance of up to 2,000,000 shares of common stock for the foregoing awards. As of December 31, 2018, we have granted no awards under the 2017 Plan, and no shares have been cancelled or forfeited. Accordingly, there are 2,000,000 shares of common stock available for future awards under the 2017 Plan. In the event of a change in control, awards under the 2017 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

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

●	In March through April 2017, we offered and sold 290.43148 units, in a private placement to certain accredited investors for gross proceeds of approximately $290,000. The Series C preferred stock has a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $0.75 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to customary anti-dilution protection for subsequent equity sales for a period of 12 months from the date of issuance. The warrants include (i) 387,251 Series M common stock purchase warrants with a price per share of $0.90 and a term of five years from the date of issuance, (ii) 387,251 Series N common stock purchase warrants with a price per share of $0.75 and a term of six months from the date of issuance and (iii) 387,251 Series O common stock purchase with a price per share of $0.75 and a term of six months from the date of issuance. The common shares underlying the Series C preferred stock are subject to adjustment in the in the event of stock splits and dividends, subsequent equity sales, pro rata distributions and fundamental transactions. In the event that the shares underlying all of the warrants issued in the March through April 2017 Offering are not subject to a registration statement at the time of exercise, the warrants may be exercised on a cashless basis after 6 months from the issuance date. The warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends, fundamental transactions, and pro rata distributions. The warrants also contain anti-dilution protection for a period of 12 months from the date of issuance.

●	In April 2017, we issued an aggregate of 50,000 shares of Common Stock to shareholders pursuant to the conversion of 26.5 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

●	In May 2017, we issued an aggregate of 20,000 shares of Common Stock to shareholders pursuant to the conversion of 10.6 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

●	In June 2017, we issued an aggregate of 20,000 shares of Common Stock to shareholders pursuant to the conversion of 10.6 shares of Series A 0% Convertible Preferred Stock at a conversion price of $0.53 per share.

●	On July 31, 2017, we completed a share exchange agreement whereby we acquired 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc. in exchange for 7,122,172 shares of our common stock (50% of our issued and outstanding common stock, including common shares issuable upon conversion of our preferred stock

●	On September 12, 2017, we issued $320,000 in senior convertible debentures (“Debentures”) for (i) $250,000 in cash and (ii) the cancellation of $70,000 of obligations. The Debentures are non-interest bearing, have a maturity date of September 12, 2018 and are convertible into shares of common stock at any time at a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on a conversion date. The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Debentures also contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. The Debentures are further redeemable for cash upon twenty (20) trading days’ notice provided that certain conditions are met. As a result of the sale of our Series D 0% convertible preferred stock in January 2019, which are convertible into common stock at a conversion price of $0.005 per share, the maximum conversion price of the Debentures was repriced to $0.01.

●	On September 12, 2017, we issued $2,504,812.50 in Debentures in exchange for the cancellation of (i) $1,615.812 in stated value of Series A 0% Convertible Preferred Stock and (ii) $890,000 of in stated value of Series B 0% Convertible Preferred Stock. The Debentures contain the same terms as described above.

●	Between September 14, 2017 and December 31, 2017, Debenture holders converted an aggregate of $122,369.95 into 2,144,340 shares of common stock at per share conversion prices ranging from $0.212 to $.022.

●	Between January 1, 2018 and March 31, 2018, Debenture holders converted an aggregate of $40,760.80 into 1,445,000 shares of common stock at per share conversion prices ranging from $0.033 to $0.025.
●	Between April 1, 2018 and June 30, 2018, Debenture holders converted an aggregate of $55,029.43 into 4,305,000 shares of common stock at per share conversion prices ranging from $0.017 to $0.007

●	Between July 1, 2018 and September 30, 2018, Debenture holders converted an aggregate of $28,087.83 into 4,750,000 shares of common stock at per share conversion prices ranging from $0.007 to $0.005

●	In July 2018, we issued an aggregate of $515,000 of senior convertible debentures (“Debentures”) for (i) $500,000 in cash and (ii) the cancellation of $15,000 in obligations. The Debentures are non-interest bearing, have a maturity date of July 5, 2019 and are convertible into common stock at any time at a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on the conversion date. The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Debentures also contain anti-dilution protection in the event of subsequent equity sales that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. The Debentures are further redeemable for cash upon twenty (20) trading days’ notice provided that certain conditions are met. The Debentures are further redeemable for cash upon twenty (20) trading days’ notice provided that certain conditions are met. As a result of the sale of our Series D 0% convertible preferred stock in January 2019, which are convertible into common stock at a conversion price of $0.005 per share, the maximum conversion price of the Debentures was repriced to $0.01.

●

Between October 1, 2018 and December 31, 2018, Debenture holders converted an aggregate of $237,337.39 into 63,175,000 shares of common stock at per share conversion prices ranging from $0.0028 to $0.0047.

●

Between January 1, 2019 and March 31, 2019, Debenture holders converted an aggregate of $204,220.53 into 65,436,071 shares of common stock at per share conversion prices ranging from $0.0021 to $0.0046.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the year ended December 31, 2018 to the year ended December 31, 2017.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Recent Developments

●	On July 5, 2018, we completed the private placement of approximately $515,000 non-interest bearing senior convertible debentures.

●	On August 3, 2018, we entered into an agreement with Ridgeway Therapeutics, Inc. to develop A2B antagonists, dual A2A/A2B antagonists, initially as anti-cancer agents.

●	Between October 2, 2017 and October 23, 2017, we announced three (3) separate collaborations for preclinical studies of our proprietary adenosine receptor modulator based compounds. The collaborations are with the University of Virginia School of Medicine, NYU Winthrop Hospital, and the National Institutes of Health.

●	On September 12, 2017, we completed (i) the private placement of approximately $320,000 non-interest bearing senior convertible debentures and (ii) the exchange of approximately $2.5 million in stated value Series A and Series B Preferred stock for non-interest bearing senior convertible debentures.

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

●	On April 24, 2017, April 18, 2017 and March 17, 2017, we completed the private placement of an aggregate of approximately $290,000 of our securities.

●	Effective July 26, 2019, we appointed Michael Cain as our interim chief executive officer.

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of December 31, 2018 we had an accumulated deficit of approximately $60 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and restricted cash balances at December 31, 2018 was approximately $331,000 representing 90.4% of total assets. In July 2018 we completed private placements of approximately $515,000 of our securities and we raised $25,000 in December 2018 through the sale of notes. Based on our current expected level of operating expenditures and cash balance as of December 31, 2018, we expect to be able to fund our operations into the third quarter of 2019. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash. Notwithstanding our recent financings, in July 2018 whereby we raised $500,000, and December 2018, whereby we raised $25,000, our current cash level raises substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Restricted Cash - Restricted cash consists of funds held in trust for the Company. The use of these funds is restricted to: (i) the payment of professional fees in connection with bringing the Company’s filings current, and (ii) the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees and fees payable to the OTCQB and FINRA.

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

Derivative Liability - The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company values its derivative liabilities using the Black-Scholes option valuation model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2018 that are of significance or potential significance to the Company.

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

Result of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2018 and 2017. We do not anticipate generating any revenues during 2019. Net loss for 2018 and 2017 were $12,000 and $11.1 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $0.7 million and $5.9 million during 2018 and 2017, respectively.  The increase in operating expenses is the result of the following factors.

	Year Ended		Change in 2018
	December 31,		Versus 2017
	2018	2017	$	%
	(amount in thousands)
Operating Expenses
Research and development	$208	$1,695	$(1,487)	(88)%
General and administrative	516	1,665	(1,149)	(69)
Impairment of goodwill	—	2,159	(2,159)	(100)
Impairment of equipment	—	332	(332)	(100)
Total operating expense	$724	$5,851	$(5,127)	(88)%

Research and Development

Research and development expenses totaled $0.2 million and $1.7 million for the years ended 2018 and 2017, respectively. The decrease of $1.5 million, or 88%, in 2018 compared to 2017 was primarily due to the curtailment of business operations in February 2018, due to a lack of capital.

Our research and development expenses consist primarily of expenditures related to toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

General and Administrative

General and administrative expenses totaled $0.5 million and $1.7 million during 2018 and 2017, respectively. The decrease of approximately $1.2 million, or 69%, in 2018 compared to 2017 was primarily the result of the curtailment of business operations in February 2018, due to a lack of capital.

Impairment Expense

Due to the curtailment of business activity in February 2018, we determined that the goodwill assigned to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded a goodwill impairment charge of $2.2 million during the year ended December 31, 2017. The Company also determined that the office and lab equipment acquired pursuant to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded an impairment charge of $0.3 million during the year ended December 31, 2017. We had no impairment charges during the year ended December 31, 2018.

Other Income (Expense)

Other income (expense) totaled approximately $0.7 million of income and $5.2 million of expense for 2018 and 2017, respectively.

	Year Ended		Change in 2018
	December 31,		Versus 2017
	2018	2017	$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$1,052	$(103)	$1,155	1,121%
Gain on conversion of debt	210	88	122	139
Interest income (expense), net	(550)	(5,234)	4,684	89%
Total other income (expense)	$712	$(5,249)	$5,961	(114)%

Loss on change in fair value of derivative liability

There was a gain on change in fair value of our derivative liability of approximately $1.1 million during the year ended December 31, 2018, with a loss of approximately $0.1 million during the year ended December 31, 2017. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017 and July 2018, where we issued convertible notes with variable conversion rates. Refer to Note 7 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.2 million during the year ended December 31, 2018, with a gain of approximately $0.1 million during the year ended December 31, 2017. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had $0.6 million net interest expense in 2018, compared to $5.2 million of expense in 2017. The decrease of $4.7 million was attributable to derivative instruments with a value in excess of proceeds received in the 2017 period.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $60 million as of December 31, 2018 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2018, we have funded our operations through the private sale of our equity securities, convertible debt and exercise of options and warrants, resulting in gross proceeds of $36.9 million. Cash and restricted cash at December 31, 2018 was $0.3 million.

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. In 2018, we completed financings resulting in gross proceeds of approximately $0.5 million. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. This assumes that we spend minimally on general operations and only continue conducting our ongoing clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Year Ended
	December 31,
	2018	2017
	(amounts in thousands)
Cash and restricted cash at beginning of period	$10	$547
Net cash used in operating activities	(204)	(1,092)
Net cash provided by investing activities	—	20
Net cash provided by financing activities	525	535
Cash and restricted cash at end of period	$331	$10

Net Cash Used in Operating Activities

Net cash used in operating activities was $0.2 million and $1.1 million during 2018 and 2017, respectively. The decrease of $0.9 million in cash used during 2018 compared to 2017 was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $2.5 million partially offset by a decrease in prepaid expenses of approximately $0.1 million and a decrease in accounts payable of approximately $1.5 million.

Net Cash Used in Investing Activities

Cash provided by investing activities was $0 and $0.02 million for 2018 and 2017, respectively. The cash provided by investing activities in 2017 was due to cash acquired in the acquisition of Lewis & Clark Pharmaceuticals, Inc.

Net Cash Provided by Financing Activities

During 2018, we received net proceeds of $0.5 million from the sales of our securities and convertible debentures, compared to $0.5 million during 2017 in net proceeds from the sales of our securities in a private placement. We are actively seeking sources of financing to fund our continued operations and research and development programs.

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

Evaluation of Disclosure Controls and Procedures

Our management, which consists only of our Principal Executive Officer and Principal Accounting Officer (who is also our Principal Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2018 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors, Executive Officers and Significant Employees

The names of our directors and executive officers and their ages, positions, and biographies as of July 26, 2019, are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected, except in the case of death, resignation, or removal. On February 28, 2017, Russell Richerson, PhD, resigned as chief operating officer. On February 12, 2018, Dr. Shazer resigned as chief medical officer. On February 9, 2018, Drs. Grebow and Buller resigned as members of the Board. On June 30, 2019, John Montgomery resigned as a member of the Board. On July 15, 2019, Christopher Lowe resigned as chief executive officer and as a member of the Board. On July 26, 2019, we appointed Michael Cain as our interim chief executive officer, chief financial officer, president, and as a member of the Board.

Name	Position	Age	Position Since
Executive Directors
Michael Cain*	Chief Executive Officer, Chief Financial Officer, President and Director	35	7/2019

Independent Directors
Scott V. Ogilvie	Director	64	03/2008
Claire Thom, Pharm.D.	Director	63	10/2016

* Effective, July 26, 2019, we appointed Michael Cain as interim chief executive officer, chief financial officer, president, and as a member of the Board.

Michael Cain¸ serves as our interim Chief Executive Officer, Chief Financial Officer, President, and as a member of the Board of Directors. Mr. Cain has over 15 years of experience in technology and consulting fields. Mr. Cain has served as the President and as a Board member of Level 4 Services, Inc, a private information technology company since 2013. In evaluating Mr. Cain’s specific experience, qualifications, attributes and skills in connection with his appointment to our Board, we took into account his management experience in other organizations and business development background.

Christopher Lowe, served as our Chief Executive Officer, Chief Financial Officer, President and a member of the Board of Directors until his resignation in July 2019. Mr. Lowe has over 15 years of senior management experience as President, Chief Business Officer and Chief Financial Officer of various private and public life sciences, medical technology and technology companies. Mr. Lowe has served as a partner of FLG Partners, LLC, a CFO consulting, services and board advisory firm since January 2014. Prior to that, Mr. Lowe was an independent consultant to life science companies. From February 2014 to until May 2014, Mr. Lowe served as interim Chief Executive Officer of Hansen Medical, Inc. (Nasdaq - HNSN). Mr. Lowe also served as Chief Financial Officer of Hansen Medical from June 2014 until its sale to Auris Surgical Robotics, Inc. in July 2016. Prior to that, Mr. Lowe served as Vice President, Administration and Chief Financial Officer of Anthera Pharmaceuticals, Inc. (Nasdaq – ANTH), a drug development company, from November 2007 through June 2013, and additionally served as its Chief Business Officer from January 2011 until June 2013. Mr. Lowe served as Vice President, Finance and Administration of Asthmatx, Inc., a medical device company, from September 2005 to December 2005 and as its Chief Financial Officer from January 2006 to November 2007. Mr. Lowe served as a member of the board of directors of Hansen Medical, Inc. (HNSN) from September 2006 until its sale in July 2016. Mr. Lowe also has served as a member of the board of directors of Pacific Pharmaceuticals, Inc., a private company from 2010 until 2014 and Career Closet, Inc., a non-profit private corporation from 2009 until 2014. Mr. Lowe holds a B.S. from California Polytechnic State University, San Luis Obispo and an M.B.A. from Saint Mary’s University, Texas. In evaluating Mr. Lowe’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work with both public and private organizations, including his experience in building biopharmaceutical organizations, his strong business development background and his past experience and relationships in life sciences companies.

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

Committees

The board of directors has established three standing committees: (1) an Audit Committee, (2) a Nominating and Corporate Governance Committee, and (3) a Leadership Development and Compensation Committee. Each of the committees operates under a written charter adopted by the board of directors. A copy of each respective committee’s charter can be viewed as Exhibits 99.01, 99.02 and 99.03 to this Annual Report.

The table below identifies the Board’s standing committees and committee membership as of June 30, 2019:

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

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2018.

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late
None	None	None

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ended December 31, 2018 and 2017 provided by (i) each person serving as our principal executive officer, or PEO, or acting in a similar capacity during our fiscal year ended December 31, 2018; (ii) our most highly compensated executive officers other than our PEO who were serving as executive officers on December 31, 2018 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Principal Financial Officer .

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Lowe,	2018	22,917	(1)	—	—	—		—	—	—	22,917
Chief Executive Officer And Chief Financial Officer	2017	275,000	(4)	—	—	—		—	—	—	275,000

Ronald Shazer, M.D.,	2018	29,167	(2)	—	—	—		—	—	—	29,167
Chief Medical And Senior Vice President	2017	350,000	(5)	—	—	—		—	—	—	350,000

Russell Richerson, PhD	2018	—		—	—			—	—	—	—
Chief Operating Officer	2017	54,114		—	—	50,786	(3)	—	—	—	104,900

(1)	Of Mr. Lowe’s salary listed, none was actually paid and $22,917 was accrued in 2018 but remains unpaid. Effective July 15, 2019, Mr. Lowe resigned as chief executive officer and as a member of the Board.

(2)	Of Mr. Shazer’s salary listed, none was actually paid and $29,167 was accrued in 2018 but remains unpaid.

(3)	On February 28, 2017, Dr. Richerson resigned as Chief Operating Officer. In connection with Dr. Richerson’s release of claims and separation agreement, all of his 64,155 outstanding vested options become exercisable at any time during their remaining term regardless of any termination provisions in the equity compensation plans and the exercise price of all such options were reduced to $0.75 per share.

(4)	Of Mr. Lowe’s salary listed, $91,667 was actually paid and $183,333 was accrued as of December 31, 2017 but remains unpaid.

(5)	Of Dr. Shazer’s salary listed, $121,676 was actually paid and $228,324 was accrued as of December 31, 2017 but remains unpaid.

Outstanding Executive Equity Awards at Fiscal Year-End 2018

The following table sets forth information concerning stock options held on December 31, 2018, the last day of our 2018 fiscal year, for each named executive officer.

	Number of Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date

Christopher Lowe,	64,940	—	4.35	8/3/2023
Chief Executive Officer and
Chief Financial Officer(1)

Ronald Shazer, M.D.	32,470	—	4.50	8/9/2023
Chief Medical Officer and
Senior Vices President (2)

Russell Richerson, Ph.D	9,765		0.75	1/2/2019
Chief Operating Officer (3)	1,553	—	0.75	1/2/2019
	11,438	—	0.75	3/25/2020
	5,773	—	0.75	3/25/2020
	7,017	—	0.75	1/7/2021
	20,049	—	0.75	1/7/2021
	76,726	—	0.75	8/28/2020

(1)	On August 2, 2016, Mr. Lowe was appointed Chief Executive Officer and Chief Financial Officer. Mr. Lowe resigned his employment with the Company effective July 15, 2019.

(2)	On August 8, 2016, Dr. Shazer was appointed Chief Medical Officer and Senior Vice President. On February 8, 2018, Dr. Shazer Resigned.

(3)	On February 28, 2017, Dr. Richerson resigned as Chief Operating Officer.

Employment Agreements and Change in Control

Christopher Lowe

In connection with Mr. Lowe’s employment, we entered into: (i) an employment agreement; (ii) a confidential information and invention assignment agreement; and (iii) an indemnification agreement.

Employment Agreement

We employed Christopher Lowe as our Chief Executive Officer and Chief Financial Officer pursuant to a written contract that until such time that either the Company or Mr. Lowe terminates the agreement. Mr. Lowe resigned his employment with the Company effective July 15, 2019. Mr. Lowe received a base salary of $316,250, of which we deducted $41,250 during the first year and pay such amount to a third party as a placement fee for Mr. Lowe’s employment. As a result, Mr. Lowe received a net base salary of $275,000 for his first year of employment. Mr. Lowe’s base salary may be adjusted on a periodic basis at the sole discretion of the board of directors pursuant to the Company’s review of the compensation of other senior executives. Notwithstanding the foregoing, in the event that the Company receives $25,000,000 in proceeds from one or more series of transactions (“Funding Requirement”), Mr. Lowe’s base salary will be adjusted to no less than the 50th percentile of base compensation for a similar executive at a comparable Company as determined by the compensation committee in consultation with a nationally recognized compensation consultant. Commencing the year after the Funding Requirement is achieved, Mr. Lowe will also be eligible to receive an annual cash bonus based on achievement of certain performance goals with a target cash bonus being no less than the 50th percentile of compensation for a similar executive at a comparable Company as determined by the compensation committee. Also, commencing one year after the date of his employment, Mr. Lowe was be eligible to receive an annual market based stock option grant at the discretion of the board. In addition, as an inducement to Mr. Lowe’s employment, we issued him an inducement option to purchase 72,156 shares of common stock, of which, Mr. Lowe received 64,940 options and we issued the balance of 7,216 options, in the form of a warrant, to a third party as a placement fee for Mr. Lowes employment. The Inducement Option has an exercise price of $4.35 per share, a term of seven (7) years, and vests as follows: (i) 25% vests monthly over a one-year period commencing on the date employment began and (ii) 75% vests upon time and milestones to be mutually agreed upon by Mr. Lowe and the board (or a committee thereof). Notwithstanding the foregoing, if the Company receives gross proceeds of $10,000,000 in the initial 12 month period from the date Mr. Lowe’s employment began (“Qualifying Financing”) and the securities are sold in such Qualifying Financing at a price per share less than the exercise price of Mr. Lowe’s inducement option, then the number of shares underlying such inducement option will be increased by such number of shares as required to make such inducement option equal to the same percentage of ownership of the Company that it represented immediately prior to such Qualifying Financing. In addition, pursuant Mr. Lowe’s employment agreement, upon the Funding Requirement being met, Mr. Lowe will be eligible to earn a funding bonus. Such Funding Bonus will be a one-time payment equal to two percent (2%) of the net funding received by the Company to be paid (i) 25% in cash and (ii) 75% in equity securities (to be mutually agreed upon by Mr. Lowe and the Company).

In the event that Mr. Lowe was terminated without Cause or Mr. Lowe resigns with Good Reason, as each term is defined in the employment agreement, Mr. Lowe was eligible to receive: the payment of his accrued but unpaid base salary, any unpaid or unreimbursed expenses and any accrued but unused vacation through the date of termination. In the event that the Company terminates Mr. Lowe’s employment without Cause or Mr. Lowe resigns Good Reason, as each term is defined in the employment agreement, and the Funding Requirement has been met and Mr. Lowe has been employed for at least six (6) months, he will be eligible to receive the continued payment of his base salary for (i) 6 months following the termination date if termination occurs within 12 months of the date his employment began, (ii) 12 months following the termination date if termination occurs within between 12 and 24 months of the date his employment began, or (iii) 18 months following the termination date if termination occurs after 24 months after the date his employment began. Further, if within 12 months following a Sale Event (as defined in Inspyr Therapeutics Inducement Award Stock Plan) Mr. Lowe’s employment is (a) terminated by the Company for any reason (other than as a result of his death or disability or a with Cause termination) or (b) terminated by Mr. Lowe with Good Reason, then Mr. Lowe will be eligible to receive, in lieu of such severance benefits: (i) 18 months of base salary, (ii) acceleration of the vesting of 100% of Mr. Lowe’s then outstanding unvested equity awards and (iii) payment of a pro rata portion of Mr. Lowe’s target annual bonus for the year in which the termination of employment occurs.

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

The following table sets forth the payments that would be made to Christopher Lowe if his employment in accordance with his employment agreement had been terminated by us without cause or by the employee with good reason, or upon a sale event on December 31, 2018, as applicable.

Name	Terminated without cause / Resign for Good Reason		Terminated, within 12 months of a Sale Event
Christopher Lowe
Salary (1)	$0	(1)	$0	(2)
Bonus (1)	0	(1)	0	(2)
Health (1)	0	(1)	0	(2)
Total:	$0	(1)	$0	(2)

Ronald Shazer, M.D.
Salary	0	(1)	$0	(2)
Bonus (1)	0	(1)	0	(2)
Health	0	(1)	0	(2)
Total:	$0	(1)	$0	(2)

(1)

Severance Provisions are not applicable to employee’s employment agreement until such time as he has been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions.

(2)	Severance Provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of December 31, 2018, as no Sale Event has occurred prior to such date.

Equity Compensation Plans

For information related to our equity compensation plans for which our officers and directors are issued securities from, please see Equity Compensation Plan Information contained in Item 5 of this Annual Report.

Director Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter E. Grebow(1)	5,444	(4)	—	—	—	—	—	5,444

Scott Ogilvie	54,000	(4)	—	—	—	—	—	54,000

Claire Thom	49,000	(4)	—	—	—	—	—	49,000

Richard Buller(2)	5,333	(4)	—	—	—	—	—	50,000

John Montgomery(3)	—		—	—	—	—	—	—

(1) (2) (3)	On February 9, 2018 Mr. Grebow resigned as a member of the Board. On February 9, 2018 Mr. Buller resigned as a member of the Board. On June 30, 2018, Mr. Montgomery resigned as a member of the Board.

(4)	No director fees were paid in 2018. All fees have been accrued at December 31, 2018.

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

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item are incorporated by reference from Item 5 of this Annual Report from the section entitled “Equity Compensation Plan Information”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 30, 2019, information regarding beneficial ownership of our capital stock by:

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

		Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Christopher Lowe	—	64,940	64,940	*
Ronald Shazer	—	32,470	32,470	*
Russell B. Richerson, PhD	—	121,003	121,003	*
Bo Jesper Hansen, MD, PhD	—	—	—	*
Scott Ogilvie	—	5,869	5,869	*
Peter E. Grebow, PhD	—	3,534	3,534	*
Claire Thom	—	2,500	2,500	*
Richard Buller	—	2,500	2,500	*

All directors and executive officers as a group (8 persons)	—	232,816	232,816	* %
5% Shareholders
Sabby Healthcare Master Fund, Ltd. (3)	—	16,666,550	16,666,550	9.99%
Sabby Volatility Warrant Master Fund, Ltd. (4)	—	16,666,550	16,666,550	9.99%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 31200 Via Colinas #200, Westlake Village, CA 91362.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There were 150,000,000 shares of common stock issued and outstanding as of April 30, 2019.

(3)	89 Nexus Way, Camana Bay, Grand Cayman Ky1-9007, Cayman Islands. Does not include 352,994,879 shares underlying warrants and debentures convertible into common stock securities subject to exercise conditions based on percentage ownership limitations.

(4)	89 Nexus Way, Camana Bay, Grand Cayman Ky1-9007, Cayman Islands. Does not include 238,065,882 shares underlying warrants and debentures convertible into common stock securities subject to exercise conditions based on percentage ownership limitations.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

●	On March 3, 2017, we granted Scott V. Ogilvie, one of our outside directors, options to purchase 2,335 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Mr. Ogilvie’s service on our board and related committees. The options have an exercise price of $0.54 per share. The options vest quarterly over the grant year.

●	On May 23, 2017, we granted Peter Grebow, one of our outside directors, options to purchase 2,335 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Grebow’s service on our board and related committees. The options have an exercise price of $0.41 per share. The options vest quarterly over the grant year.

●	On July 31, 2017, we granted John Montgomery one of our outside directors, options to purchase 2,500 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Mr. Montgomery joining the board. The options have an exercise price of $0.348 per share. The options vest quarterly over the grant year.

●	On July 31, 2017, pursuant to our acquisition of 100% of the capital stock of Lewis & Clark Pharmaceuticals, Inc., John Montgomery was granted 236,163 shares of common stock in exchange for his ownership in Lewis and Clark Pharmaceuticals. The shares issued to Mr. Montgomery had an aggregate value of $82,657.05 on the date of issuance based on the closing price of our common stock on July 31, 2017.

●	On August 14, 2017, we granted Bo Jesper Hansen, one of our outside directors, options to purchase 1,667 shares of common stock. The options were granted pursuant to our amended director compensation plan as compensation for Dr. Hansen’s service on our board and related committees. The options have an exercise price of $0.35 per share. The options vest quarterly over the grant year.

●	On September 12, 2017, (i) we entered into an exchange agreement whereby we issued $2,504,812.50 in senior convertible debentures in exchange for 1,614.8125 shares of Series A Convertible Preferred Stock and 890 shares of Series B Convertible Preferred Stock and (ii) we entered into securities purchase agreements to sell an aggregate of $320,000 of convertible debentures in cash and the cancellation of obligations of the Company. Of these amounts, Sabby Healthcare Master Fund and Sabby Volatility Warrant Master Fund, previously greater than 5% beneficial owner of our securities, exchanged an aggregate of $2,464,812.50 in stated value of preferred shares for convertible debentures and purchased $250,000 in convertible debentures. Sabby has waived a default under these debentures.

●	On July 3, 2018, we sold an aggregate of $515,000 of senior convertible debentures to Sabby Volatility Warrant Master Fund and Sabby Healthcare Master Fund, previously greater than 5% beneficial owners of our securities. Sabby has waived a default under these debentures.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2018 and 2017 fiscal years:

Type of Fees	2018	2017

Audit Fees	$50,000	$62,500
Audit Related Fees	—	--
Tax Fees	3,500	4,500
All Other Fees	—	—
Total Fees	$53,500	$67,000

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2018 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. The firm we engaged during 2018 provided no other services, other than those listed above.

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

INSPYR THERAPEUTICS, INC.

Date: August 6, 2019	/s/ Michael Cain
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Cain	Principal Executive Officer, Principal Accounting Officer	August 6, 2019
Michael Cain	(Principal Executive Officer and Principal Accounting Officer)

/s/ Scott Ogilvie	Director	August 6, 2019
Scott Ogilvie

/s/ Claire Thom, Pharm.D	Director	August 6, 2019
Claire Thom, Pharm.D

INSPYR THERAPEUTICS, INC.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Inspyr Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspyr Therapeutics, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

August 6, 2019

INSPYR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2018	2017

ASSETS

Current assets:
Cash	$4	$10
Restricted cash	327	-
Prepaid expenses	-	5
Total current assets	331	15
Office and lab equipment, net of accumulated depreciation of $5 and $2	2	4
Intangible assets, net of accumulated amortization of $179 and $162	33	50
Total assets	$366	$69

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,085	$1,968
Accrued expenses	1,814	1,539
Convertible debentures, net of unamortized discount of $281 and $227	2,600	2,476
Derivative liability	2,134	2,934
Total current liabilities	8,633	8,917
Total liabilities	8,633	8,917

Commitments and contingencies (Note 8)	-	-

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 495 and 495 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 84,563,929 and 10,888,929 shares issued and outstanding, respectively	8	1
Additional paid-in capital	51,471	50,885
Accumulated deficit	(59,746)	(59,734)

Total stockholders’ deficit	(8,267)	(8,848)

Total liabilities and stockholders’ deficit	$366	$69

The accompanying notes are an integral part of these audited consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF LOSSES

(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017

Operating expenses:
Research and development	$208	$1,695
General and administrative	516	1,665
Impairment of goodwill	-	2,159
Impairment of equipment	-	332
Total operating expenses	724	5,851

Loss from operations	(724)	(5,851)

Other income (expense):
Gain (loss) on change in fair value of derivative liability	1,052	(103)
Gain on conversion of debt	210	88
Interest (expense), net	(550)	(5,234)

Loss before provision for income taxes	(12)	(11,100)

Provision for income taxes	-	-

Net loss	(12)	(11,100)
Deemed dividend	(196)	(2,204)

Net loss attributable to common shareholders	$(208)	$(13,304)

Net loss per common share, basic and diluted	$(0.01)	$(2.74)

Weighted average shares outstanding	23,242,710	4,855,784

The accompanying notes are an integral part of these audited consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	2,828	$-	1,398,832	$-	$47,746	$(48,634)	$(888)

Stock-based compensation	-	-	-	-	202	-	202

Conversion of preferred stock to common stock	(118)	-	223,585	-	-	-	-

Preferred stock exchanged for convertible notes payable	(2,505)	-	-	-	-	-	-

Conversion of notes	-	-	2,144,340	-	155	-	155

Common stock issued for acquisition	-	-	7,122,172	1	2,492	-	2,493

Sale of preferred stock and warrants at $1.00 per share	285	-	-	-	285	-	285

Preferred stock and warrants issued for services	5	-	-	-	5	-	5

Net loss	-	-	-	-	-	(11,100)	(11,100)

Balance, Decemberr 31, 2017	495	-	10,888,929	1	50,885	(59,734)	(8,848)

Stock-based compensation	-	-	-	-	90	-	90

Conversion of notes	-	-	73,675,000	7	496	-	503

Net loss	-	-	-	-	-	(12)	(12)

Balance, Decemberr 31, 2018	495	$-	84,563,929	$8	$51,471	$(59,746)	$(8,267)

The accompanying notes are an integral part of these audited consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(12)	$(11,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	40
Stock-based compensation	90	207
(Gain) loss on change in fair value of derivative liability	(1,052)	103
Gain on conversion of debt	(210)	(88)
Amortization of debt discount	486	93
Finance cost	64	5,137
Impairment of goodwill	-	2,159
Impairment of equipment	-	332
Decrease in operating assets:
Prepaid expenses and other assets	4	114
Increase in operating liabilities:
Accounts payable and accrued expenses	407	1,911
Cash used in operating activities	(204)	(1,092)

Cash flows from investing activities:
Cash from acquisition	-	23
Acquisition of office equipment	-	(3)
Cash provided by investing activities	-	20

Cash flows from financing activities:
Proceeds from convertible notes	525	250
Proceeds from sale of stock and warrants	-	285
Cash provided by financing activities	525	535

Net increase (decrease) in cash and restricted cash	321	(537)
Cash and restricted cash, beginning of year	10	547

Cash and restricted cash, end of year	$331	$10

The accompanying notes are an integral part of these audited consolidated financial statements.

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $60 million as of December 31, 2018. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and restricted cash balances at December 31, 2018 was approximately $331,000, representing 90.4% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the third quarter of 2019. We curtailed operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

Our auditors’ report issued in connection with our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

We incurred research and development expenses of $0.2 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at December 31, 2018 or 2017.

Restricted Cash

Restricted cash consists of funds held in trust for the Company. The use of these funds is restricted to: (i) the payment of professional fees in connection with bringing the Company’s filings current, and (ii) the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees and fees payable to the OTCQB and FINRA.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and restricted cash was $0.3 million and $0.01 million at December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, there was no cash over the federally insured limit.

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

Due to the suspension of business activity in February 2018, the Company determined that the office and lab equipment acquired pursuant to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded an impairment charge of $0.3 million during the year ended December 31, 2017.

Depreciation expense was approximately $2,000 and $23,000 for the years ended December 31, 2018 and 2017, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2018 and 2017, as they would be anti-dilutive:

	Year Ended December 31,
	2018	2017
Shares underlying options outstanding	323,514	356,280
Shares underlying warrants outstanding	2,512,930	3,045,740
Shares underlying convertible notes outstanding	828,337,812	135,122,128
Shares underlying convertible preferred stock outstanding	26,395,624	18,324,050
	857,569,880	156,848,198

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

Due to the suspension of business activity in February 2018, the Company determined that the goodwill assigned to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded a goodwill impairment charge of $2.2 million during the year ended December 31, 2017.

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of December 31, 2018. The tables below summarize the fair values of our financial liabilities as of December 31, 2018 (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2018	Level 1	Level 2	Level 3

Derivative liability	$2,134	$—	$—	$2,134

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Year ended December 31,
	2018	2017

Balance at beginning of year	$2,934	$—
Additions to derivative instruments	604	2,952
Reclassification on conversion	(352)	(121)
Loss (gain) on change in fair value of derivative liability	(1,052)	103
Balance at end of period	$2,134	$2,934

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2018 that are of significance or potential significance to the Company.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year Ended December 31,
	2018	2017
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$503	$155
Debentures converted to common stock	361	122
Derivative liability extinguished upon conversion of notes payable	352	121
Derivative liability issued	604	2,952
Net assets and liabilities recognized with the acquisition of Lewis and Clark Pharmaceuticals, Inc.	—	2,493
Accounts payable paid through issuance of debentures	15	70
Debentures issued to retire preferred stock	—	2,505
Preferred stock and warrants issued for fees	—	5

There was no cash paid for interest and income taxes for the years ended December 31, 2018 and 2017.

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

Amortization expense recorded during the years ended December 31, 2018 and 2017 was approximately $17,000 for both years. Amortization expense is estimated to be approximately $17,000 for each one of the next two fiscal years.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017

Accrued compensation and benefits	$1,326	$1,154
Accrued research and development	188	144
Accrued other	300	241
Total accrued expenses	$1,814	$1,539

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

In September 2017, July 2018 and December 2018, we issued convertible debentures and notes which contain a variable conversion feature, anti-dilution protection and other conversion price adjustment provisions. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that the convertible notes are subject to derivative accounting. The fair value of the conversion feature is classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of operations.

During the years ended December 31, 2018 and 2017, we recorded a gain of approximately $1.1 million and a loss of approximately $0.1 million, respectively, related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at December 31, 2018 are as follows:

2018
Volatility	204%
Expected term (years)	8 months
Risk-free interest rate	2.59%
Dividend yield	None

As of December 31, 2018 and 2017, the derivative liability recognized in the financial statements was approximately $2.1 million and $2.9 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

Rent expense for office space amounted to approximately $0 and $52,000 for the years ended December 31, 2018 and 2017, respectively.

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

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of December 31, 2018, as no Sale Event has occurred prior to such date.

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

In December 2015, we issued 1,853 shares of our Series A 0% Convertible Preferred Stock, with a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $4.50 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to anti-dilution protection for subsequent equity sales for a period of 18 months from the effective date of the registration statement.

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

In March and April, 2017, we sold 290.43148 shares of Series C 0% Convertible Preferred Stock. The Series C Preferred Stock has a stated value of $1,000 and is immediately convertible into 387,251 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $0.75, subject to adjustment. The Conversion Price is subject to certain reset adjustments including the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split. The Series C Preferred Stock has anti-dilution protection until such the twelve (12) month anniversary of the issuance of the Series C Preferred Stock.

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

As of December 31, 2018 and 2017, there were outstanding 133.81245 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, and 290.43148 shares of Series C Preferred Stock.

As a result of recent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share at December 31, 2018, the conversion price of 200 shares of our Series C preferred stock has been reduced to $0.02 per share at December 31, 2018, and our Series B Preferred Stock and 90.43418 shares of our Series C preferred stock has been reduced to $0.01 per share at December 31, 2018.

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

April 2017 Offering

In April, 2017, we sold $90,431 of the Company’s securities consisting of 90.43148 shares of Series C 0% Convertible Preferred Stock and an aggregate of 361,734 common stock purchase warrants as described below. The Series C Preferred Stock has a stated value of $1,000 and is immediately convertible into 120,578 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $0.75, subject to adjustment. The Conversion Price is subject to certain reset adjustments including the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split. The Series C Preferred Stock has anti-dilution protection until the twelve month anniversary of the issuance of the Series C Preferred Stock.

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

Conversion and exercise price resets

As a result of recent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share at December 31, 2018, the conversion price of 200 shares of our Series C preferred stock has been reduced to $0.02 per share at December 31, 2018, and our Series B Preferred Stock and 90.43148 shares of our Series C preferred stock has been reduced to $0.01 per share at December 31, 2018. The exercise prices of the warrants issued in conjunction with the Series B and Series C preferred stock have also been reduced to $0.02 and $0.01 per share, respectively, at December 31, 2018.

As a result of the reductions of the conversion prices of our preferred stock and warrants, we have recorded deemed dividends of approximately $196,000 and $2,204,000 during the years ended December 31, 2018 and 2017, respectively.

Common Stock

During the year ended December 31, 2018, we issued a total of 73,675,000 shares of common stock, valued at $503,308, upon the conversion of $361,255 principal amount of our convertible debentures.

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

Our 2007 Plan is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 50,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 200,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2018, we have granted awards under the 2007 Plan equal to approximately 180,699 shares of our common stock, and 111,963 shares have been cancelled or forfeited. Accordingly, there are 131,264 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

Our 2009 Plan, as amended is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2018, our 2009 Plan authorizes the issuance of up to 200,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to approximately 164,868 common shares, and 115,782 shares have been cancelled or forfeited. Accordingly, there are 150,914 shares of common stock available for future awards under the 2009 Plan.

Our Inducement Plan is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 300,000 shares of common stock to new employees of the Company. As of December 31, 2018, 211,360 grants have been made pursuant to the Plan.

Our 2017 Plan is administered by our Board or any of its committees. The purpose of our 2017 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The issuance of awards under our 2017 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2017 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2018, our 2017 Plan authorizes the issuance of up to 2,000,000 shares of our common stock for the foregoing awards, and we have not granted any awards under the plan. Accordingly, there are 2,000,000 shares of common stock available for future awards under the 2017 Plan.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of losses (in thousands):

	Years Ended December 31,
	2018	2017
Research and development	$62	$127
General and administrative	28	75
Total stock-based compensation expense	$90	$202

During the year ended December 31, 2018, we accelerated the vesting of all unvested employee options. As of December 31, 2018, there was no unrecognized compensation cost related to non-vested stock options.

The following table summarizes stock option activity for the years ended December 31, 2018 and 2017:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2016	268,876	$24.1504
Granted	104,747	$0.54
Forfeited	(17,343)	$41.54
Outstanding at December 31, 2017	356,280	$7.45	4.4	$—
Granted	—	$—
Forfeited	(32,766)	$18.99
Outstanding at December 31, 2018	323,514	$6.28	3.8	$—

Exercisable at December 31, 2018	323,514	$6.28	3.8	$—

During 2017, the Company issued options to purchase 104,747 shares of common stock to employees, and non-employee directors under the Plans. The weighted-average fair value of the options granted to employees and non-employee directors during 2017 was estimated at $0.59 per share on the date of grant.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued for the year ended December 31, 2017:

2017
Volatility	128.5%
Expected term (years)	3.2
Risk-free interest rate	1.41%
Dividend yield	None

No options were exercised during the years ended December 31, 2018 and 2017.

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

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2016	5,203,436	$4.56
Granted	1,238,479	$0.08
Forfeited	(3,396,175)	$1.43
Outstanding at December 31, 2017	3,045,740	$5.39	3.1	$-
Granted	—	$—
Forfeited	(532,810)	$15.87
Outstanding at December 31, 2018	2,512,930	$3.16	2.7	$-

Exercisable at December 31, 2018	2,512,930	$3.16	2.7	$-

No warrants were exercised during the years ended December 31, 2018 and 2017.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with our Series B and Series C preferred stock have also been reduced to $0.02 and $0.01 per share, respectively, at December 31, 2018.

The following table summarizes outstanding common stock purchase warrants as of December 31, 2018:

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
	2,512,930

NOTE 12 – CONVERTIBLE DEBENTURES AND NOTES

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

The Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the Debentures. The maturity date of the debentures has been extended to September 30, 2019 (see Note 15).

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

The Debentures to be issued to the Investors (i) are non-interest bearing, (ii) have a maturity date of September 12, 2018 and (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The maturity date of the debentures has been extended to September 30, 2019 (see Note 15).

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

The Company is also obligated pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s Debenture in cash upon our failure to have current public information available. This requirement has been waived by the Investors through September 30, 2019 (see Note 15).

In connection with the Offering, the Investors also entered in a registration rights agreement (“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“the Commission”) within 45 days from the date of the Registration Rights Agreement to register the resale of 100% of the shares of Common Stock underlying the Debentures and to maintain the effectiveness thereunder. The Company also agreed to have the registration statement declared effective within 75 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the Investors, as partial liquidated damages, a fee of 1.5% of each Investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time periods provided. This requirement has been waived by the Investors through September 30, 2019 (see Note 15).

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

Due to the suspension of business activity in February 2018, the Company determined that the goodwill assigned to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded a goodwill impairment charge of $2.2 million during the year ended December 31, 2017. The Company also determined that the office and lab equipment acquired pursuant to the Lewis & Clark, Pharmaceuticals, Inc. acquisition had become fully impaired as of December 31, 2017. Accordingly, we recorded an impairment charge of $0.3 million during the year ended December 31, 2017.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of L&C had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of January 1, 2017, the first day of the periods presented.

2017

Revenue	$—
Net loss attributable to common shareholders	(13,842)
Net loss per share	(1.54)

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

The Company had, subject to limitation, $40.3 million of net operating loss carryforwards at December 31, 2018, which will expire at various dates through 2037. In addition, the Company has research and development tax credits of approximately $458,000 at December 31, 2018 available to offset future taxable income, which will expire from 2028 through 2037. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $178,000 and $832,000 for the years ended December 31, 2018 and 2017, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryover	$8,597	$8,468
Stock-based compensation	1,920	1,920
Accrued compensation	334	288
Other	30	27
Tax credits	458	458
Total deferred tax assets	11,339	11,161
Less: valuation allowance	(11,339)	(11,161)
Net deferred tax assets	$—	$—

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2018 and 2017 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) are as follows:

	2018	2017
Statutory federal income tax rate	(21.0)%	(34.0)%
State income taxes, net of federal benefits	(7.0)%	(5.8)%
Non-deductible items	(1,418.0)%	28.5%
Valuation allowance	1,446.0%	11.3%
Effective income tax rate	—%	—%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 15 – SUBSEQUENT EVENTS

During January 2019, we issued a total of 65,436,071 shares of common stock upon the conversion of $204,221 principal amount of our convertible debentures.

During January 2019, we issued 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000.

Effective July 5, 2019, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures issued in our July 2018 debenture offering and September 2017 debenture offering (collectively, the “Debenture Offerings”) and extended the maturity date of such debentures until September 30, 2019 in exchange for the issuance of $154,000 in new debentures with substantially the same terms as those issued in our Debenture Offerings.

On July 15, 2019, Christopher Lowe resigned as our chief executive officer, chief financial officer, president, and as a member of the Board. On July 26, 2019, we appointed Michael Cain as our interim chief executive officer, chief financial officer, president, and as a member of the Board.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.05(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant		8-K	4.02	333-153829	9/09/09

4.07	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.08	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.09**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.10	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.11	Form of Consultant Warrants issued in May 2010	10-Q	4.29	333-153829	5/14/10

4.12	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.13**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.14	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.15**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.16	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.17**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.18	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.19	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.20	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.21	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/20/13

4.22	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/20/13

4.23	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.24	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.25	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.26	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.27	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.28	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.29	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.30	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.31	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.32	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.33	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.34	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.35	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.36**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.37**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.01	000-55331	7/20/16

4.38	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.39	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.40	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.41	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.42	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.43	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

4.44**	2017 Equity Compensation Plan adopted 11/1/17	8-K	4.01	000-55331	11/3/17

4.45	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions and Competition Agreement		8-K	10.01	000-55331	8/10/16

10.12**	Ronald Shazer Employment Agreement		8-K	10.01	000-55331	8/10/16

10.13**	Form of Separation Agreement with Russell Richerson dated February 28, 2017		8-K	10.01	000-55331	3/03/17

10.14	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals		8-K	10.01	000-55331	8/03/17

10.15	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction		8-K	10.02	000-55331	8/03/17

10.16	Form of Exchange Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.17	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement		8-K	10.02	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.19	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.20	Form of Registration Rights Agreement entered into 9/12/17		8-K	10.03	000-55331	9/12/17

10.21	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.22	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.23	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering		10-K	10.23	000-55331	4/26/19

14.01	Code of Ethics		10-K	14.01	000-55331	4/26/19

21.01	List of Subsidiaries of Registrant		10-K	21.01	000-55331	4/26/19

23.01	Consent of Liggett & Webb, P.A.	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.