Form 10-Q
period 2019-03-31
Inspyr Therapeutics, Inc.
filed 2019-09-11
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2019, the issuer had 150,000,000 common shares, $0.0001 par value, issued and outstanding.

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on August 6, 2019. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2019), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $.0.0001 par value Series C preferred stock, and our $0.0001 par value series D preferred stock, unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on November 17, 2016 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three month period ended March 31, 2019 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2019. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, pre-clinical studies and potential clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations), express, our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including our ability to, without limitation:

●	Resume our corporate operations that have been curtailed;

●	attract, build and retain a senior management team;

●	manage our business given continuing operating losses and negative cash flows;

●	obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;

●	build the infrastructure necessary to support the growth of our business;

ii

●	manage competitive factors and developments beyond our control;

●	manage scientific and medical developments which may be beyond our control;

●	manage the governmental regulation of our business including state, federal and international laws;

●	maintain and protect our intellectual property;

●	obtain patents based on our current and/or future patent applications;

●	obtain and maintain other rights to technology required or desirable to conduct or expand our business;

●	achieve any potential strategic benefits of licensing transactions, collaborations, acquisitions, or in-licensing of new technologies, if any;

●	successfully integrate the business of our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc.; and

●	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this Quarterly Report.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash	$3	$4
Restricted cash	273	327
Total current assets	276	331
Office and lab equipment, net of accumulated depreciation of $5 and $5, respectively	2	2
Intangible assets, net of accumulated amortization of $183 and $179, respectively	29	33
Total assets	$307	$366

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,206	$2,085
Accrued expenses	1,841	1,814
Convertible debentures, net of unamortized discount of $140 and $281, respectively	2,537	2,600
Derivative liability	1,740	2,134
Total current liabilities	8,324	8,633
Total liabilities	8,324	8,633

Commitments and contingencies (See Note 7)	-	-

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 5,495 and 495 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 150,000,000 and 84,563,929 shares issued and outstanding, respectively	15	8
Additional paid-in capital	51,789	51,471
Accumulated deficit	(59,821)	(59,746)

Total stockholders’ deficit	(8,017)	(8,267)

Total liabilities and stockholders’ deficit	$307	$366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018

Operating expenses:
Research and development	$11	$175
General and administrative	201	183
Total operating expenses	212	358

Loss from operations	(212)	(358)

Other income (expense):
Gain on change in fair value of derivative liability	228	159
Gain on conversion of debt	50	23
Interest expense, net	(141)	(80)

Loss before provision for income taxes	(75)	(256)

Provision for income taxes	-	-

Net loss	$(75)	$(256)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding	144,444,917	11,704,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

(in thousands, except share and per share data)

	Convertible
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	495	$-	10,888,929	$1	$50,885	$(59,734)	$(8,848)

Stock-based compensation	-	-	-	-	90	-	90

Conversion of debentures	-	-	1,445,000	-	56	-	56

Net loss	-	-	-	-	-	(256)	(256)

Balance, March 31, 2018 (unaudited)	495	$-	12,333,929	$1	$51,031	$(59,990)	$(8,958)

Balance, December 31, 2018	495	$-	84,563,929	$8	$51,471	$(59,746)	$(8,267)

Sale of preferred stock	5,000	-	-	-	5	-	5

Conversion of debentures	-	-	65,436,071	7	313	-	320

Net loss	-	-	-	-	-	(75)	(75)

Balance, March 31, 2019 (unaudited)	5,495	$-	150,000,000	$15	$51,789	$(59,821)	$(8,017)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(75)	$(256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	5
Stock-based compensation	-	90
Gain on change in fair value of derivative liability	(228)	(159)
Gain on conversion of debt	(50)	(23)
Amortization of debt discount	140	80
Decrease in operating assets:
Prepaid expenses	-	4
Increase in operating liabilities:
Accounts payable and accrued expenses	148	256
Cash used in operating activities	(60)	(3)

Cash flows from investing activities:
Cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of preferred stock	5	-
Cash provided by financing activities	5	-

Net decrease in cash and restricted cash	(55)	(3)
Cash and restricted cash, beginning of period	331	10

Cash and restricted cash, end of period	$276	$7

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

The adenosine receptor modulators include A 2B antagonists, dual A 2A /A 2B antagonists, and A 2A agonists that have broad development applicability including indications within immuno-oncology and inflammation. Adenosine is implicated in immunosuppression in the tumor microenvironment. Adenosine receptor antagonists may boost the host immune response against the tumor as a single-agent and in combination with other existing immuno-oncology agents leading to enhanced tumor killing and inhibition of metastasis. Adenosine also has anti-inflammatory properties in the acute and chronic setting. Adenosine receptor agonists may promote a decreased inflammatory response and can potentially treat a broad range of inflammatory and autoimmune based diseases and conditions (e.g., rheumatoid arthritis, joint injury, Crohn’s disease, psoriasis) as well as improve wound healing and decrease pain.

During February 2018, due to a lack of capital, we curtailed our business operations. In the event that we are able to raise sufficient capital, our major focus would be to: (i) further characterization, in conjunction with Ridgeway Therapeutics, of anti-cancer activity of the current pipeline of A 2B antagonists and dual A 2A /A 2B antagonists leading to selection of a clinical candidate for an Investigative New Drug or IND enabling studies, (ii) further characterization of the current pipeline of A 2A agonists leading to selection of a clinical candidate for an Investigative New Drug or IND enabling studies; (iii) licensing and/or partnering the A 2B antagonists, dual A 2A /A 2B antagonists, and/or A 2A agonists for further development, (iv) through our newly acquired adenosine receptor chemistry technology platform, continue to produce next generation adenosine receptor modulators, (v) pursue licensing and/or partnering of mipsagargin, (vi) conduct a clinical study of mipsagargin in patients with advanced HCC, and (vii) explore collaborations utilizing mipsagargin in new, non-clinical solid tumor models with leading researchers in the oncology field.

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $60 million as of March 31, 2019. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents and restricted cash balances at March 31, 2019 was approximately $276,000, representing 89.9% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2019. We curtailed operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

Our auditors’ report issued in connection with our December 31, 2018 consolidated financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the fourth quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

NOTE 3 – SUMMARY OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim consolidated financial statements as of and for the three months ended March 31, 2019 and 2018 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future period. All references to March 31, 2019 and 2018 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s annual report on Form 10-K filed with the SEC on August 6, 2019.

The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America. Certain items have been reclassified to conform to the current period presentation.

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

We incurred research and development expenses of approximately $0.01 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

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

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2019 and 2018, as they would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Shares underlying options outstanding	301,015	339,874
Shares underlying warrants outstanding	2,509,730	2,753,551
Shares underlying convertible notes outstanding	573,932,243	126,146,055
Shares underlying convertible preferred stock outstanding	27,395,624	18,324,050
	604,138,612	147,563,530

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of March 31, 2019. The tables below summarize the fair values of our financial liabilities as of March 31, 2019 (in thousands):

	Fair Value at March 31,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability	$1,740	$—	$—	$1,740

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended March 31,
	2019	2018

Balance at beginning of year	$2,134	$2,934
Additions to derivative instruments	—	—
Reclassification on conversion	(166)	(38)
Loss (gain) on change in fair value of derivative liability	(228)	(159)
Balance at end of period	$1,740	$2,737

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2019 that are of significance or potential significance to the Company.

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

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Three Months Ended March 31,
	2019	2018
Non-cash financing activities:
Common stock issued on conversion of notes payable and derivative liability	$320	$56
Debentures converted to common stock	204	41
Derivative liability extinguished upon conversion of notes payable	166	38

There was no cash paid for interest and income taxes for the three months ended March 31, 2019 and 2018.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	200	188
Accrued other	315	300
Total accrued expenses	$1,841	$1,814

NOTE 6 – DERIVATIVE LIABILITY

We account for equity-linked financial instruments, such as our convertible preferred stock, convertible debentures and our common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the respective agreement. Equity-linked financial instruments are accounted for as derivative liabilities, in accordance with ASC Topic 815 – Derivatives and Hedging, if the instrument allows for cash settlement or issuance of a variable number of shares. We classify derivative liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of losses, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

We have issued convertible debentures which contain a variable conversion feature, anti-dilution protection and other conversion price adjustment provisions. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that the convertible notes are subject to derivative accounting. The fair value of the conversion feature is classified as a liability in the financial statements, with the change in fair value during the periods presented recorded in the statement of losses.

During the three months ended March 31, 2019 and 2018, we recorded gains of approximately $0.2 million and $0.2 million, respectively, related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at March 31, 2019 are as follows:

2019
Volatility	255-257%
Expected term (years)	3 - 6 months
Risk-free interest rate	2.4 - 2.44%
Dividend yield	None

As of March 31, 2019 and December 31, 2018, the derivative liability recognized in the financial statements was approximately $1.7 million and $2.1 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three months ended March 31, 2019 and 2018.

Employment Agreements

We employ our Chief Executive Officer pursuant to a written employment agreement. The employment agreement contains severance provisions and indemnification clauses. The indemnification agreement provides for the indemnification and defense of the executive officer, in the event of litigation, to the fullest extent permitted by law.

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of March 31, 2019, as no Sale Event has occurred prior to such date.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2019, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock and 5,000 shares of Series D Preferred Stock.

Common Stock

During the three months ended March 31, 2019, we issued a total of 65,436,071 shares of common stock, valued at $319,820, upon the conversion of $204,221 principal amount of our convertible debentures.

Conversion and exercise price resets

As a result of recent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share At March 31, 2019, the conversion price of 200 shares of our Series C preferred stock has been reduced to $0.02 per share at March 31, 2019, and our Series B Preferred Stock and 90.4 shares of our Series C preferred stock has been reduced to $0.01 per share at March 31, 2019. The exercise prices of the warrants issued in conjunction with the Series B and Series C preferred stock have also been reduced to $0.02 and $0.01 per share, respectively, at March 31, 2019.

NOTE 9 – STOCK OPTIONS

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying unaudited condensed consolidated statement of losses (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$—	$62
General and administrative	—	28
Total stock-based compensation expense	$—	$90

The following table summarizes stock option activity for the three months ended March 31, 2019:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	323,514	$6.28
Granted	—	$—
Forfeited	(22,499)	$19.81
Outstanding at March 31, 2019	301,015	$5.27	3.8	$—

Exercisable at March 31, 2019	301,015	$5.27	3.8	$—

No options were exercised during the three months ended March 31, 2019 and 2018.

NOTE 10 – WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	2,512,930	$3.16
Issued	—	—
Expired	(3,200)	$90.00
Outstanding at March 31, 2019	2,509,730	$3.05	2.4	$—

Exercisable at March 31, 2019	2,509,730	$3.05	2.4	$—

No warrants were exercised during the three months ended March 31, 2019 and 2018.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with our Series B and Series C preferred stock have also been reduced to $0.02 and $0.01 per share, respectively, at March 31, 2019.

The following table summarizes outstanding common stock purchase warrants as of March 31, 2019:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	99,013	$4.41	August 2019 through August 2023
Issued pursuant to 2014 financings	96,412	$34.50	June 2019
Issued pursuant to 2015 financings	460,384	$8.40	July 2020 through December 2020
Issued pursuant to 2016 financings	1,466,670	$0.01	December 2021
Issued pursuant to 2017 financings	387,251	$0.02	March 2022 through April 2022
	2,509,730

NOTE 11 – CONVERTIBLE DEBENTURES

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

The Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the Debentures. The maturity date of the debentures has been extended to September 30, 2019 (see Note 12).

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

12

On September 12, 2017, we sold an aggregate of $320,000 of our Debentures. The sale consisted of $250,000 in cash and the cancellation of $70,000 of obligations of the Company.

The Debentures to be issued to the Investors (i) are non-interest bearing, (ii) have a maturity date of September 12, 2018 and (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The maturity date of the debentures has been extended to September 30, 2019 (see Note 12).

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

The Company is also obligated pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s Debenture in cash upon our failure to have current public information available. This requirement has been waived by the Investors through September 30, 2019 (see Note 12).

In connection with the Offering, the Investors also entered in a registration rights agreement (“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“the Commission”) within 45 days from the date of the Registration Rights Agreement to register the resale of 100% of the shares of Common Stock underlying the Debentures and to maintain the effectiveness thereunder. The Company also agreed to have the registration statement declared effective within 75 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the Investors, as partial liquidated damages, a fee of 1.5% of each Investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time periods provided. This requirement has been waived by the Investors through September 30, 2019 (see Note 12).

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

During the three months ended March 31, 2019, we issued a total of 65,436,071 shares of common stock, valued at $319,820, upon the conversion of $204,221 principal amount of our convertible debentures.

NOTE 12 – SUBSEQUENT EVENTS

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, capital raising, pre-clinical studies and clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on several assumptions and currently available information and are subject to several risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements because of various factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on August 6, 2019.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three months ended March 31, 2019 to the comparable period of 2018.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Recent Developments

●	On July 26, 2019, we appointed Michael Cain as our interim Chief Executive Officer and as a member of the Board of Directors.

●	In December 2018, we raised $25,000 through the sale of promissory notes.

●	On August 3, 2018, we entered into an agreement with Ridgeway Therapeutics, Inc. to develop A2B antagonists, dual A2A/A2B antagonists, initially as anti-cancer agents.

●	On July 5, 2018, we completed the private placement of $515,000 of non-interest bearing senior convertible debentures.

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of March 31, 2019 we had an accumulated deficit of approximately $60 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents and restricted cash balances at March 31, 2019 was approximately $276,000, representing 90% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2019. We curtailed substantially all operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

Going Concern

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash. Notwithstanding our recent financings in July 2018, whereby we raised $500,000, and December 2018 whereby we raised $25,000, our current cash level raises substantial doubt about our ability to continue as a going concern past the fourth quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2018 Annual Report on Form 10-K.

Result of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended March 31, 2019 and 2018, and we do not anticipate generating any revenues during 2019. Net losses for the three months ending March 31, 2019 and 2018 were approximately $0.1 million and $0.3 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.2 million and $0.4 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended March 31		Change in 2019 versus 2018
	2019	2018	$	%
	(amount in thousands)
Operating Expenses
Research and development	$11	$175	$(164)	(94)%
General and administrative	201	183	18	10%
Total operating expenses	$212	$358	$(146)	(40)%

Research and Development Expenses

Research and development expenses totaled approximately $0.01 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. The decrease of approximately $0.2 million, or 94%, for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the curtailment of business operations in February 2018, due to a lack of capital.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. The increase of approximately $0.02 million, or 10%, for the three months ended March 31, 2019 compared to the same period in 2018, was primarily due to increased professional fees, partially offset by an overall decline in other expenses resulting from the curtailment of business operations in February 2018, due to a lack of capital.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,		Change in 2019 Versus 2018
	2019	2018	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$228	$159	$69	43%
Gain on conversion of debt	50	23	27	117%
Interest expense, net	(141)	(80)	(61)	(76)%
Total other income (expense)	$137	$102	$35	34%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized gain of $0.2 million during the three months ended March 31, 2019 compared to a gain in the fair value of our derivative liability of $0.2 million during the three months ended March 31, 2018. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017 and July 2018, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.05 million during the three months ended March 31, 2019, compared to a gain of $0.02 million during the three months ended March 31, 2018. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest expense, net

We had net interest expense of $0.1 million in the three months ended March 31, 2019 compared to expense of $0.1 million for the three months ended March 31, 2018. The increase of $0.06 million was attributable to derivative instruments with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $60 million as of March 31, 2019 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of $36.9 million. Cash and restricted cash at March 31, 2019 were $0.3 million.

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2019. This assumes that we spend minimally on general operations and only continue conducting our ongoing pre-clinical studies, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Three months ended March 31,		Change in 2019 versus 2018
	2019	2018	$	%
	(amount in thousands)
Cash and restricted cash at beginning of period	$331	$10	$321	3,210%
Net cash used in operating activities	(60)	(3)	(57)	1,900%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	5	-	5	100%
Cash and restricted cash at end of period	$276	$7	$269	3,842%

Cash, including restricted cash, totaled approximately $0.3 million and $0.01 million as of March 31, 2019 and 2018, respectively. The increase of approximately $.3 million at March 31, 2019 compared to the same period in 2018 was primarily attributable to cash available from prior year private placements offset by an increase in cash used in operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.1 million and $0.01 million for the three months ended March 31, 2019 and 2018, respectively. Cash used for operations increased by approximately $0.05 million, or 2,000%, during the three months ended March 31, 2019, compared to the same period in 2018. The increase in cash used was primarily attributable to a decrease in accounts payable and accrued expenses of approximately $0.1 million partially offset by a decrease in our net loss (after adjusting for noncash items) of approximately $0.05 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the three months ended March 31, 2019 and 2018.

Net Cash Provided by Financing Activities

There was $5,000 cash provided by financing activities for the three months ended March 31, 2019, compared to no cash provided by financing activities for the three months ended March 31, 2018. In 2019 we received proceeds of $5,000 from the sale of preferred stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2019. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of March 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending March 31, 2019 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and restricted cash balances at March 31, 2019 was $276,000. In February 2018 we were forced to curtail our operations. Despite raising $500,000 in gross proceeds through the sale of convertible debentures in July 2018 and $25,000 in December 2018 through the sale of notes, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the fourth quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Risks Relating to Our Stage of Development and Business

If we are unable to successfully build a new management team and secure additional members and employees, our business could be harmed.

On July 15, 2019, Christopher Lowe, our chief executive officer, president and principal accounting officer resigned. In February 2018, Ronald Shazer, MD, resigned as our chief medical officer. Effective July 26, 2019, we appointed Michael Cain as our interim Chief Executive Officer and Chief Financial Officer. We will need to continue to augment senior management as well as additional personnel to execute our business plan and grow our business. Our success depends largely on the development and execution of our business strategy by our senior management team. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of only one individual, Mr. Cain, the loss of Mr. Cain would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. Additionally, we cannot assure you that management will succeed in working together as a team. In the event that we are unsuccessful, our business and prospects could be harmed.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through March 31, 2019, we have raised approximately $36.9 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $60 million. Our net losses for the two most recent fiscal years ended December 31, 2018 and 2017 were $12,000 and $11.1 million, respectively. Our decrease in net losses is a result of our curtailment of operations beginning February 2018. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of August 1, 2019, we have issued and outstanding 150,000,000 shares of common stock and, accordingly, no additional shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities will be available until such time as we complete a reverse stock split or authorize additional shares. As of August 1, 2019, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue no additional shares of common stock, and 29,994,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of August 1, 2019, we had 150,000,000 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $3,518,813 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $2,830,967 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, and Series C 0% Convertible shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of August 1, 2019, we were obligated to reserve for issuance (i) 328,221 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 14,200,000 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 38,086,296 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 1,000,000 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 4,231,391 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.79 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (vi) 297,608 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $5.00 per share and (vii) 878,244,110 shares of our common stock issuable upon conversion of our outstanding convertible notes. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital. Notwithstanding the foregoing, we currently do not have adequate authorized shares available for issuance pursuant to our convertible securities as of August 1, 2019.

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

Our Certificate of Incorporation authorizes us to issue up to 150,000,000 shares of common stock, all of which are issued and outstanding as of August 1, 2019. Accordingly, we do not have sufficient authorized shares of common stock for additional issuances. While our shareholders have approved a reverse stock split in amount not less than 1-for-2 and not more than 1-for-500 at the discretion of the Board until December 31, 2019, no such additional reverse stock split has taken place. Notwithstanding, the Board currently plans to effect a reverse stock split in order to authorize additional capital for its future stock issuances, warrant exercises, and conversions of outstanding preferred stock and convertible debentures. Our failure to complete the reverse stock split may further subject us to penalties if we are unable to satisfy conversions of our outstanding convertible debentures, or exercises of our outstanding warrants and options, which may harm our financial position and business prospects.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

●	Between January 1, 2019 and March 31, 2019, Debenture holders converted an aggregate of $204,220.53 into 65,436,071 shares of common stock at per share conversion prices ranging from $0.0021 to $0.0046.

●	During January 2019, we issued 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000. The Series D Convertible Preferred Stock is convertible into common stock at a conversion price of $0.005 per share.

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

INSPYR THERAPEUTICS, INC.

Date: September 11, 2019	/s/ Michael Cain
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.05(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant		8-K	4.02	333-153829	9/09/09

4.07	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.08	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.09**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013	10-K	4.11	333-153829	3/29/13

4.10	Form of Common Stock Purchase Warrant issued Jan - Mar 2010	10-K	4.28	333-153829	3/31/10

4.11	Form of Consultant Warrants issued in May 2010	10-Q	4.29	333-153829	5/14/10

4.12	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.13**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.14	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.15**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.16	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.17**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.18	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.19	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.20	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.21	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/20/13

4.22	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/20/13

4.23	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.24	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.25	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.26	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.27	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.28	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.29	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.30	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.31	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.32	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.33	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.34	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.35	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.36**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.37**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.02	000-55331	7/20/16

4.38	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.39	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.40	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.41	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.42	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.43	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

4.44**	2017 Equity Compensation Plan adopted 11/1/17	8-K	4.01	000-55331	11/3/17

4.45	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.01	000-55331	8/10/16

10.12**	Ronald Shazer Employment Agreement	8-K	10.01	000-55331	8/10/16

10.13**	Form of Separation Agreement with Russell Richerson dated February 28, 2017	8-K	10.01	000-55331	3/03/17

10.14	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals	8-K	10.01	000-55331	8/03/17

10.15	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction	8-K	10.02	000-55331	8/03/17

10.16	Form of Exchange Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.17	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement	8-K	10.02	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.19	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement	8-K	10.02	000-55331	9/12/17

10.20	Form of Registration Rights Agreement entered into 9/12/17	8-K	10.03	000-55331	9/12/17

10.21	Form of Securities Purchase Agreement for July 2018 Private Placement	8-K	10.01	000-55331	7/3/18

10.22	Form of Debenture for July 2018 Private Placement	8-K	10.02	000-55331	7/3/18

10.23	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering	10-K	10.23	000-55331	4/26/19

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.