Form 10-Q
period 2019-06-30
Inspyr Therapeutics, Inc.
filed 2019-09-13
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on August 6, 2019. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2019), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $.0.0001 par value Series C preferred stock, and our $0.0001 par value series D preferred stock, unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on November 17, 2016 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and six month periods ended June 30, 2019 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2019. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

ii

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash	$3	$4
Restricted cash	226	327
Total current assets	229	331
Office and lab equipment, net of accumulated depreciation of $6 and $5, respectively	1	2
Intangible assets, net of accumulated amortization of $187 and $179, respectively	25	33
Total assets	$255	$366

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,266	$2,085
Accrued expenses	1,880	1,814
Convertible debentures, net of unamortized discount of $0 and $281, respectively	2,677	2,600
Derivative liability	2,287	2,134
Total current liabilities	9,110	8,633
Total liabilities	9,110	8,633

Commitments and contingencies (See Note 7)	-	-

Stockholders’ deficit:
Convertible preferred stock, par value $.0001 per share; 30,000,000 shares authorized, 5,495 and 495 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 150,000,000 and 84,563,929 shares issued and outstanding, respectively	15	8
Additional paid-in capital	51,789	51,471
Accumulated deficit	(60,659)	(59,746)

Total stockholders’ deficit	(8,855)	(8,267)

Total liabilities and stockholders’ deficit	$255	$366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	$11	$11	$22	$186
General and administrative	139	54	340	237
Total operating expenses	150	65	362	423

Loss from operations	(150)	(65)	(362)	(423)

Other income (expense):
(Loss) gain on change in fair value of derivative liability	(547)	824	(319)	983
Gain on conversion of debt	-	39	50	62
Interest expense, net	(141)	(80)	(282)	(160)

(Loss) income before provision for income taxes	(838)	718	(913)	462

Provision for income taxes	-	-	-	-

Net (loss) income	(838)	718	(913)	462
Deemed dividend	-	(196)	-	(196)

Net (loss) income attributable to common shareholders	$(838)	$522	$(913)	$266

Net (loss) income per common share, basic	$(0.01)	$0.03	$(0.01)	$0.02
Net (loss) income per common share, diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding, basic	150,000,000	15,601,456	147,237,804	13,663,846
Weighted average shares outstanding, diluted	150,000,000	150,000,000	147,237,804	150,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands, except share and per share data)

	Convertible Preferred		Common		Additional
	Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	495	$-	10,888,929	$1	$50,885	$(59,734)	$(8,848)

Stock-based compensation	-	-	-	-	90	-	90

Conversion of debentures	-	-	1,445,000	-	56	-	56

Net loss	-	-	-	-	-	(256)	(256)

Balance, March 31, 2018 (unaudited)	495	-	12,333,929	1	51,031	(59,990)	(8,958)

Conversion of debentures	-	-	4,305,000	1	69	-	70

Net income	-	-	-	-	-	718	718

Balance, June 30, 2018 (unaudited)	495	$-	16,638,929	$2	$51,100	$(59,272)	$(8,170)

Balance, December 31, 2018	495	$-	84,563,929	$8	$51,471	$(59,746)	$(8,267)

Sale of preferred stock	5,000	-	-	-	5	-	5

Conversion of debentures	-	-	65,436,071	7	313	-	320

Net loss	-	-	-	-	-	(75)	(75)

Balance, March 31, 2019 (unaudited)	5,495	$-	150,000,000	$15	$51,789	$(59,821)	$(8,017)

Net loss	-	-	-	-	-	(838)	(838)

Balance, June 30, 2019 (unaudited)	5,495	$-	150,000,000	$15	$51,789	$(60,659)	$(8,855)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(913)	$462
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10	10
Stock-based compensation	-	90
Loss (gain) on change in fair value of derivative liability	319	(983)
Gain on conversion of debt	(50)	(62)
Amortization of debt discount	280	160
Decrease in operating assets:
Prepaid expenses	-	4
Increase in operating liabilities:
Accounts payable and accrued expenses	247	313
Cash used in operating activities	(107)	(6)

Cash flows from investing activities:
Cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of preferred stock	5	-
Cash provided by financing activities	5	-

Net decrease in cash and restricted cash	(102)	(6)
Cash and restricted cash, beginning of period	331	10

Cash and restricted cash, end of period	$229	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $61 million as of June 30, 2019. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents and restricted cash balances at June 30, 2019 were approximately $229,000, representing 90% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2019. We curtailed operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

These interim consolidated financial statements as of and for the three and six months ended June 30, 2019 and 2018 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future period. All references to June 30, 2019 and 2018 in these footnotes are unaudited.

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

We incurred research and development expenses of approximately $0.01 million and $0.01 million for the three months ended June 30, 2019 and 2018, respectively. We incurred research and development expenses of approximately $0.02 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

Income (loss) per Share

Basic income (loss) per share is calculated by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of June 30, 2019 and 2018, as they would be anti-dilutive:

	Six Months Ended June 30,
	2019	2018
Shares underlying options outstanding	298,749	334,273
Shares underlying warrants outstanding	2,413,318	2,632,973
Shares underlying convertible notes outstanding	809,513,726	347,553,643
Shares underlying convertible preferred stock outstanding	27,395,624	26,395,624
	839,621,417	376,916,513

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net income attributable to common shareholders	$522	$266
Income attributable to convertible debentures	(863)	(1,045)
Expense attributable to convertible debentures	80	160
Diluted loss attributable to common shareholders	$(261)	$(619)

Basic shares outstanding	$15,601,456	$13,663,846
Convertible instruments	134,398,544	136,336,154
Diluted shares outstanding	$150,000,000	$150,000,000

Diluted loss per share	$(0.00)	$(0.00)

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of June 30, 2019. The tables below summarize the fair values of our financial liabilities as of June 30, 2019 (in thousands):

	Fair Value at June 30,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability	$2,287	$—	$—	$2,287

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018

Balance at beginning of year	$2,134	$2,934
Additions to derivative instruments	—	—
Reclassification on conversion	(166)	(93)
Loss (gain) on change in fair value of derivative liability	319	(983)
Balance at end of period	$2,287	$1,858

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2019 that are of significance or potential significance to the Company.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Six Months Ended June 30,
	2019	2018
Non-cash financing activities:
Common stock issued on conversion of notes payable and derivative liability	$320	$126
Debentures converted to common stock	204	96
Derivative liability extinguished upon conversion of notes payable	166	93

There was no cash paid for interest and income taxes for the six months ended June 30, 2019 and 2018.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	211	188
Accrued other	343	300
Total accrued expenses	$1,880	$1,814

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

During the three months ended June 30, 2019 and 2018, we recorded expense of approximately $0.5 million and gain of approximately $0.8 million, respectively, related to the change in fair value of the derivative liabilities during the periods. During the six months ended June 30, 2019 and 2018, we recorded expense of approximately $0.3 million and gain of approximately $1.0 million, respectively. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at June 30, 2019 are as follows:

2019
Volatility	239%
Expected term (years)	6 months
Risk-free interest rate	2.09%
Dividend yield	None

As of June 30, 2019 and December 31, 2018, the derivative liability recognized in the financial statements was approximately $2.3 million and $2.1 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the six months ended June 30, 2019 and 2018.

Employment Agreements

We employ our Chief Executive Officer pursuant to a written employment agreement. The employment agreement contains severance provisions and indemnification clauses. The indemnification agreement provides for the indemnification and defense of the executive officer, in the event of litigation, to the fullest extent permitted by law.

Severance provisions are not applicable to any other executive officer employment agreements until such time as they have each been employed for at least 6 months and the Company has raised $25 million in gross proceeds from capital raising transactions. Severance provisions pursuant to a termination within 12 months of a Sale Event occurring are not applicable as of June 30, 2019, as no Sale Event has occurred prior to such date.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2019, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock and 5,000 shares of Series D Preferred Stock.

During January 2019, we issued the 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000.

Common Stock

During the six months ended June 30, 2019, we issued a total of 65,436,071 shares of common stock, valued at $319,820, upon the conversion of $204,221 principal amount of our convertible debentures.

Conversion and exercise price resets

As a result of recent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $0.53 per share at June 30, 2019, the conversion price of 200 shares of our Series C preferred stock has been reduced to $0.02 per share at June 30, 2019, and our Series B Preferred Stock and 90.4 shares of our Series C preferred stock has been reduced to $0.01 per share at June 30, 2019. The exercise prices of the warrants issued in conjunction with the Series B and Series C preferred stock have also been reduced to $0.02 and $0.01 per share, respectively, at June 30, 2019.

NOTE 9 – STOCK OPTIONS

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying unaudited condensed consolidated statement of operations (in thousands):

	Six Months Ended June 30,
	2019	2018
Research and development	$—	$62
General and administrative	—	28
Total stock-based compensation expense	$—	$90

The following table summarizes stock option activity for the six months ended June 30, 2019:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	323,514	$6.28
Granted	—	$—
Forfeited	(24,765)	$20.98
Outstanding at June 30, 2019	298,749	$5.07	3.6	$—

Exercisable at June 30, 2019	298,749	$5.07	3.6	$—

No options were exercised during the six months ended June 30, 2019 and 2018.

NOTE 10 – WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	2,512,930	$3.16
Issued	—	—
Expired	(99,612)	$36.28
Outstanding at June 30, 2019	2,413,318	$1.79	2.3	$—

Exercisable at June 30, 2019	2,413,318	$1.79	2.3	$—

No warrants were exercised during the six months ended June 30, 2019 and 2018.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with our Series B and Series C preferred stock have also been reduced to $0.02 and $0.01 per share, respectively, at June 30, 2019.

The following table summarizes outstanding common stock purchase warrants as of June 30, 2019:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	99,013	$4.41	August 2019 through August 2023
Issued pursuant to 2015 financings	460,384	$8.40	July 2020 through December 2020
Issued pursuant to 2016 financings	1,466,670	$0.01	December 2021
Issued pursuant to 2017 financings	387,251	$0.02	March 2022 through April 2022
	2,413,318

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

During the six months ended June 30, 2019, we issued a total of 65,436,071 shares of common stock, valued at $319,820, upon the conversion of $204,221 principal amount of our convertible debentures.

NOTE 13 – SUBSEQUENT EVENTS

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and six months ended June 30, 2019 to the comparable periods of 2018.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of June 30, 2019 we had an accumulated deficit of approximately $61 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents and restricted cash balances at June 30, 2019 were approximately $229,000, representing 90% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2019. We curtailed substantially all operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

Result of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended June 30, 2019 and 2018, and we do not anticipate generating any revenues during 2019. Net loss for the three months ending June 30, 2019 was approximately $0.8 million and net income for the three months ended June 30, 2018 was approximately $0.7 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.2 million and $0.1 million during the three months ended June 30, 2019 and 2018, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended June 30		Change in 2019 versus 2018
	2019	2018	$	%
	(amount in thousands)
Operating Expenses
Research and development	$11	$11	$-	-%
General and administrative	139	54	85	157%
Total operating expenses	$150	$65	$85	131%

Research and Development Expenses

Research and development expenses totaled approximately $0.01 million and $0.01 million for the three months ended June 30, 2019 and 2018, respectively.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase of approximately $0.1 million, or 157%, for the three months ended June 30, 2019 compared to the same period in 2018, was primarily due to increased professional fees, as we have continued to bring our public filings current.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.7 million net expense and $0.8 million net other income for the three months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Change in 2019 Versus 2018
	2019	2018	$	%
	(amount in thousands)
(Loss) gain on change in fair value of derivative liability	$(547)	$824	$(1,371)	(167)%
Gain on conversion of debt	-	39	(39)	(100)%
Interest expense, net	(141)	(80)	(61)	(77)%
Total other income (expense)	$(688)	$783	$(1,471)	(188)%

(Loss) gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized loss of $0.5 million during the three months ended June 30, 2019 compared to a gain in the fair value of our derivative liability of $0.8 million during the three months ended June 30, 2018. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017 and July 2018, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Gain on conversion of debt

There was no gain on conversion of debentures during the three months ended June 30, 2019, compared to a gain of $0.04 million during the three months ended June 30, 2018. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest expense, net

We had net interest expense of $0.1 million in the three months ended June 30, 2019 compared to expense of $0.1 million for the three months ended June 30, 2018. The increase of $0.06 million was attributable to derivative instruments with a value in excess of proceeds received.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the six months ended June 30, 2019 and 2018, and we do not anticipate generating any revenues during 2019. Net loss for the six months ending June 30, 2019 was approximately $0.9 million and net income for the six months ending June 30, 2018 was approximately $0.5 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.4 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively. Operating expenses are comprised of the following factors.

	Six months ended June 30,		Change in 2019 versus 2018
	2019	2018	$	%
	(amount in thousands)
Operating Expenses
Research and development	$22	$186	$(164)	(88)%
General and administrative	340	237	103	43%
Total operating expenses	$362	$423	$61	14%

Research and Development Expenses

Research and development expenses totaled approximately $0.02 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of approximately $0.2 million, or 88%, for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the suspension of substantially all business operations in February 2018, due to a lack of capital.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.3 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The increase of approximately $0.1 million, or 43%, for the six months ended June 30, 2018 compared to the same period in 2018, was primarily due to increased professional fees, as we have continued to bring our public filings current, partially offset by an overall decline in other expenses resulting from the curtailment of business operations in February 2018, due to a lack of capital.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.6 million expense and $0.9 million income for the six months ended June 30, 2019 and 2018, respectively.

	Six Months Ended June 30,		Change in 2019 Versus 2018
	2019	2018	$	%
	(amount in thousands)
(Loss) gain on change in fair value of derivative liability	$(319)	$983	$(1,302)	(132)%
Gain on conversion of debt	50	62	(12)	(19)%
Interest expense, net	(282)	(160)	(122)	(76)%
Total other income (expense)	$(551)	$885	$(1,436)	(162)%

(Loss) gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a loss of $0.3 million during the six months ended June 30, 2019 with gain of $1.0 million in the six months ended June 30, 2018. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017 and July 2018, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.05 million during the six months ended June 30, 2019, compared to a gain of $0.1 million during the six months ended June 30, 2018. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest expense, net

We had net interest expense of $0.3 million in the six months ended June 30, 2019 compared to no net interest expense of $0.2 million for the six months ended June 30, 2018. The increase of $0.1 million was attributable to derivative instruments with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $61 million as of June 30, 2019 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of $36.9 million. Cash and restricted cash at June 30, 2019 were $0.2 million.

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

	Six months ended June 30,		Change in 2019 versus 2018
	2019	2018	$	%
	(amount in thousands)
Cash and restricted cash at beginning of period	$331	$10	$321	3,210%
Net cash used in operating activities	(107)	(6)	(101)	1,683%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	5	-	5	100%
Cash and restricted cash at end of period	$229	$4	$225	5,625%

Cash, including restricted cash, totaled approximately $0.2 million and $0.004 million as of June 30, 2019 and 2018, respectively. The increase of approximately $0.2 million at June 30, 2019 compared to the same period in 2018 was primarily attributable to cash available from prior year private placements offset by an increase in cash used in operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.1 million and $0.006 million for the six months ended June 30, 2019 and 2018, respectively. Cash used for operations increased by approximately $0.1 million, or 1,683%, during the six months ended June 30, 2019, compared to the same period in 2018. The increase in cash used was primarily attributable to a decrease in accounts payable and accrued expenses of approximately $0.1 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the six months ended June 30, 2019 and 2018.

Net Cash Provided by Financing Activities

There was $5,000 cash provided by financing activities for the six months ended June 30, 2019, compared to no cash provided by financing activities for the six months ended June 30, 2018. In 2019 we received proceeds of $5,000 from the sale of preferred stock.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of June 30, 2019. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of June 30, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending June 30, 2019 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and restricted cash balances at June 30, 2019 was $229,000. In February 2018 we were forced to curtail our operations. Despite raising $500,000 in gross proceeds through the sale of convertible debentures in July 2018 and $25,000 in December 2018 through the sale of notes, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

From inception through June 30, 2019, we have raised approximately $36.9 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $61 million. Our net losses for the two most recent fiscal years ended December 31, 2018 and 2017 were $12,000 and $11.1 million, respectively. Our decrease in net losses is a result of our curtailment of operations beginning February 2018. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

None.

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

INSPYR THERAPEUTICS, INC.

Date: September 13, 2019	/s/ Michael Cain
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