Form 10-Q
period 2019-09-30
Inspyr Therapeutics, Inc.
filed 2019-12-20
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of December 1, 2019, the issuer had 11,383,983 common shares, $0.0001 par value, issued and outstanding.

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on August 6, 2019. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2019), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $.0.0001 par value Series C preferred stock, and our $0.0001 par value series D preferred stock, unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:25 reverse stock split that became effective on September 30, 2019 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and nine month periods ended September 30, 2019 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2019. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

ii

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash	$4	$4
Restricted cash	46	327
Total current assets	50	331
Office and lab equipment, net of accumulated depreciation of $7 and $5, respectively	-	2
Intangible assets, net of accumulated amortization of $192 and $179, respectively	20	33
Total assets	$70	$366

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,256	$2,085
Accrued expenses	1,939	1,814
Convertible debentures, net of unamortized discount of $0 and $281, respectively	2,831	2,600
Derivative liability	1,478	2,134
Total current liabilities	8,504	8,633
Total liabilities	8,504	8,633

Commitments and contingencies (See Note 7)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,991,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 and no shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 6,000,000 and 3,382,557 shares issued and outstanding, respectively	1	1
Additional paid-in capital	51,803	51,478
Accumulated deficit	(60,238)	(59,746)

Total stockholders’ deficit	(8,434)	(8,267)

Total liabilities and stockholders’ deficit	$70	$366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating expenses:
Research and development	$11	$11	$33	$197
General and administrative	126	94	466	331
Total operating expenses	137	105	499	528

Loss from operations	(137)	(105)	(499)	(528)

Other income (expense):
Gain (loss) on change in fair value of derivative liability	959	(2,329)	640	(1,346)
Gain on conversion of debt	-	21	50	83
Interest expense, net	(401)	(258)	(683)	(418)

Income (loss) before provision for income taxes	421	(2,671)	(492)	(2,209)

Provision for income taxes	-	-	-	-

Net income (loss)	421	(2,671)	(492)	(2,209)
Deemed dividend	-	-	-	(110)

Net income (loss) attributable to common shareholders	$421	$(2,671)	$(492)	$(2,319)

Net income (loss) per common share, basic and diluted	$0.07	$(3.68)	$(0.08)	$(3.82)

Weighted average shares outstanding, basic and diluted	6,000,000	726,533	5,926,746	607,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	495	$-	435,557	$-	$50,886	$(59,734)	$(8,848)

Stock-based compensation	-	-	-	-	90	-	90

Conversion of debentures	-	-	57,800	-	56	-	56

Net loss	-	-	-	-	-	(256)	(256)

Balance, March 31, 2018 (unaudited)	495	-	493,357	-	51,032	(59,990)	(8,958)

Conversion of debentures	-	-	172,200	-	70	-	70

Net income	-	-	-	-	-	718	718

Balance, June 30, 2018 (unaudited)	495	-	665,557	-	51,102	(59,272)	(8,170)

Conversion of debentures	-	-	190,000	-	48	-	48

Net loss	-	-	-	-	-	(2,671)	(2,671)

Balance, September 30, 2018 (unaudited)	495	$-	855,557	$-	$51,150	$(61,943)	$(10,793)

Balance, December 31, 2018	495	$-	3,382,557	$1	$51,478	$(59,746)	$(8,267)

Sale of preferred stock	5,000	-	-	-	5	-	5

Conversion of debentures	-	-	2,617,443	-	320	-	320

Net loss	-	-	-	-	-	(75)	(75)

Balance, March 31, 2019 (unaudited)	5,495	-	6,000,000	1	51,803	(59,821)	(8,017)

Net loss	-	-	-	-	-	(838)	(838)

Balance, June 30, 2019 (unaudited)	5,495	-	6,000,000	1	51,803	(60,659)	(8,855)

Net income	-	-	-	-	-	421	421

Balance, September 30, 2019 (unaudited)	5,495	$-	6,000,000	$1	$51,803	$(60,238)	$(8,434)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(492)	$(2,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	14
Stock-based compensation	-	90
Loss (gain) on change in fair value of derivative liability	(640)	1,346
Gain on conversion of debt	(50)	(83)
Amortization of debt discount	280	355
Finance cost	305	63
Decrease in operating assets:
Prepaid expenses	-	4
Increase in operating liabilities:
Accounts payable and accrued expenses	296	259
Cash used in operating activities	(286)	(161)

Cash flows from investing activities:
Cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes	-	500
Proceeds from sale of preferred stock	5	-
Cash provided by financing activities	5	500

Net (decrease) increase in cash and restricted cash	(281)	339
Cash and restricted cash, beginning of period	331	10

Cash and restricted cash, end of period	$50	$349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $60 million as of September 30, 2019. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents and restricted cash balances at September 30, 2019 were approximately $50,000, representing 71% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the first quarter of 2020. We curtailed operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which enabled us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

These interim consolidated financial statements as of and for the three and nine months ended September 30, 2019 and 2018 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future period. All references to September 30, 2019 and 2018 in these footnotes are unaudited.

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

Reverse Stock Split

On September 17, 2019, the Company’s Board of Directors approved a one-for-twenty five (1-for-25) reverse stock split of the Company’s common stock (“Reverse Stock Split”). In furtherance of the Reverse Stock Split, the Company has filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split effective as of 5:00 p.m. Eastern Time on September 30, 2019 (“Effective Time”). Accordingly, at the Effective Time, each of the Company’s common stock shareholders will receive one new share of common stock for every twenty five shares such shareholder held immediately prior to the Effective Time. The Reverse Stock Split will also affect the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and will result in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the September 30, 2019 amendment.

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

We incurred research and development expenses of approximately $0.01 million and $0.01 million for the three months ended September 30, 2019 and 2018, respectively. We incurred research and development expenses of approximately $0.03 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The following potentially dilutive securities have been excluded from the computations of basic and diluted weighted average shares outstanding as of September 30, 2019 and 2018, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2019	2018
Shares underlying options outstanding	11,825	13,013
Shares underlying warrants outstanding	96,330	100,517
Shares underlying convertible notes outstanding	54,219,053	22,915,293
Shares underlying convertible preferred stock outstanding	1,095,825	1,055,825
	55,423,033	24,084,648

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of September 30, 2019. The tables below summarize the fair values of our financial liabilities as of September 30, 2019 (in thousands):

	Fair Value at September 30,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability	$1,478	$—	$—	$1,478

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018

Balance at beginning of year	$2,134	$2,934
Additions to derivative instruments	150	577
Reclassification on conversion	(166)	(133)
(Gain) loss on change in fair value of derivative liability	(640)	1,346
Balance at end of period	$1,478	$4,724

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2019 that are of significance or potential significance to the Company.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Nine Months Ended September 30,
	2019	2018
Non-cash financing activities:
Common stock issued on conversion of notes payable and derivative liability	$320	$174
Debentures converted to common stock	204	124
Derivative liability extinguished upon conversion of notes payable	166	133
Derivative liability issued	150	577
Accounts payable paid through issuance of debentures	-	15

There was no cash paid for interest and income taxes for the nine months ended September 30, 2019 and 2018.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	222	188
Accrued other	391	300
Total accrued expenses	$1,939	$1,814

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

During the three months ended September 30, 2019 and 2018, we recorded gain of approximately $1.0 million and expense of approximately $2.3 million, respectively, related to the change in fair value of the derivative liabilities during the periods. During the nine months ended September 30, 2019 and 2018, we recorded gain of approximately $0.6 million and expense of approximately $1.3 million, respectively. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at September 30, 2019 are as follows:

2019
Volatility	229% - 246%
Expected term (years)	6 – 9 months
Risk-free interest rate	1.79% - 1.83%
Dividend yield	None

As of September 30, 2019 and December 31, 2018, the derivative liability recognized in the financial statements was approximately $1.5 million and $2.1 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the nine months ended September 30, 2019 and 2018.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2019, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock and 5,000 shares of Series D Preferred Stock.

During December 2018, we designated 5,000 shares of preferred stock as Series D 0% Convertible Preferred Stock (the “Preferred Stock”). Each share of Preferred Stock shall have a par value of $0.0001 per share and a stated value equal to $1.00 (the “Stated Value”).

With respect to a vote of stockholders to approve a reverse split of the Common Stock to occur no later than December 31, 2019, only, each share of Series D Preferred Stock held by a Holder, as such, shall be entitled to the whole number of votes equal to 1,200 shares of Common Stock. On any matter presented to the stockholders of the Corporation for their action or consideration at any meeting of stockholders of the Corporation (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the certificate of incorporation, holders of the Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each share of Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of Common Stock (subject to the limitations set forth in Section 6(d)) determined by dividing the Stated Value of such share of Preferred Stock by the Conversion Price. The Conversion Price is $0.125 per share.

In December 2015, we issued 1,853 shares of our Series A 0% Convertible Preferred Stock, with a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $112.50 per share, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to anti-dilution protection for subsequent equity sales for a period of 18 months from the effective date of the registration statement.

In December 2016, we issued 1,000 shares of our Series B 0% Convertible Preferred Stock, with a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the preferred stock at a conversion price of $18.75 per share, subject to beneficial ownership limitations and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to anti-dilution protection for subsequent equity sales and other conversion price adjustments.

In March and April, 2017, we sold 290.43148 shares of Series C 0% Convertible Preferred Stock. The Series C Preferred Stock has a stated value of $1,000 and is immediately convertible into 315,490 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $18.75, subject to adjustment. The Conversion Price is subject to certain reset adjustments including the date of any future amendment to the Company’s certificate of incorporation with respect to a reverse stock split. The Series C Preferred Stock has anti-dilution protection until such the twelve (12) month anniversary of the issuance of the Series C Preferred Stock.

During January 2019, we issued the 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000.

Common Stock

On September 17, 2019, the Company’s Board of Directors approved a one-for-twenty five (1-for-25) reverse stock split of the Company’s common stock (“Reverse Stock Split”). In furtherance of the Reverse Stock Split, the Company has filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split effective as of 5:00 p.m. Eastern Time on September 30, 2019 (“Effective Time”). Accordingly, at the Effective Time, each of the Company’s common stock shareholders will receive one new share of common stock for every twenty five shares such shareholder held immediately prior to the Effective Time. The Reverse Stock Split will also affect the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and will result in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the September 30, 2019 amendment.

During the nine months ended September 30, 2019, we issued a total of 2,617,443 shares of common stock, valued at $319,820, upon the conversion of $204,221 principal amount of our convertible debentures.

Conversion and exercise price resets

As a result of recent equity financings and conversions of debentures, the conversion prices of our Series A Preferred Stock has been reduced to $13.25 per share at September 30, 2019, the conversion price of 200 shares of our Series C preferred stock has been reduced to $0.50 per share at September 30, 2019, and our Series B Preferred Stock and 90.4 shares of our Series C preferred stock has been reduced to $0.25 per share at September 30, 2019. The exercise prices of the warrants issued in conjunction with the Series B and Series C preferred stock have also been reduced to $0.50 and $0.25 per share, respectively, at September 30, 2019.

NOTE 9 – STOCK OPTIONS

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying unaudited condensed consolidated statement of operations (in thousands):

	Nine Months Ended September 30,
	2019	2018
Research and development	$—	$62
General and administrative	—	28
Total stock-based compensation expense	$—	$90

The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	12,941	$157.00
Granted	—	$—
Forfeited	(1,116)	$637.78
Outstanding at September 30, 2019	11,825	$111.71	3.3	$—

Exercisable at September 30, 2019	11,825	$111.71	3.3	$—

No options were exercised during the nine months ended September 30, 2019 and 2018.

NOTE 10 – WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	100,517	$79.00
Issued	—	—
Expired	(4,187)	$904.91
Outstanding at September 30, 2019	96,330	$43.10	2.0	$—

Exercisable at September 30, 2019	96,330	$43.10	2.0	$—

No warrants were exercised during the nine months ended September 30, 2019 and 2018.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with our Series B and Series C preferred stock have also been reduced to $0.50 and $0.25 per share, respectively, at September 30, 2019.

The following table summarizes outstanding common stock purchase warrants as of September 30, 2019:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	3,758	$69.57	August 2019 through August 2023
Issued pursuant to 2015 financings	18,415	$210.00	July 2020 through December 2020
Issued pursuant to 2016 financings	58,667	$0.25	December 2021
Issued pursuant to 2017 financings	15,490	$0.50	March 2022 through April 2022
	96,330

NOTE 11 – CONVERTIBLE DEBENTURES

On July 16, 2019, we entered into securities purchase agreements (“Securities Purchase Agreement”) with certain institutional investors (the “Investors”). Pursuant to the Securities Purchase Agreement, we issued an aggregate of $154,000 of senior convertible debentures (“Debentures”) in exchange for the extension of the maturity date of our December 2018 convertible notes and certain of our July 2018 and September 2017 convertible debentures, and the waiver of certain default provisions of our July 2018 and September 2017 convertible debentures. We have charged $154,000 to finance cost at the date of issuance.

The Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $8.25 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the Debentures.

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

On December 13, 2018 we issued an aggregate of $25,000 in convertible promissory notes (“Notes”) for cash proceeds of $25,000. The Notes will mature on the earlier of (i) June 30, 2019 or (ii) such time as we raise capital in exchange for the sale of securities (“Maturity Date”) and bear interest at 10% per year, payable on the Maturity Date. Pursuant to the terms of the Notes, the Notes may be converted into shares of common stock upon an Event of Default (as such term is defined in the Notes) or upon the Maturity Date at the election of the holder at a price per share equal to 75% of the lowest trade price of our common stock on the trading day immediately prior to the date such exchange is exercised by the holder. The maturity date of the debentures has been extended to March 31, 2020 (see Note 12).

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

The Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $8.25 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the Debentures. The maturity date of the debentures has been extended to March 31, 2020 (see Note 12).

Furthermore, without the approval of the Investors holding at least 67% of the then outstanding principal amount of the Debentures, the Company may not (i) amend its charter documents in any manner that adversely affects the rights of any Investor, (ii) repay or repurchase or acquire shares of its Common Stock, (iii) repay, repurchase, or acquire certain indebtedness, or (iv) pay cash dividends or distributions on any equity securities of the Company. The Company is also required under the Securities Purchase Agreement to hold a shareholder meeting by January 3, 2019 in order to increase the number of authorized shares of Common Stock of the Company such that there are sufficient shares of Common Stock available for issuance underlying the Debentures upon their conversion in full. The Company is also obligated under the Securities Purchase Agreement to pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s Debenture in cash upon our failure to have current public information available beginning six (6) months after the issuance date of the Debentures. This requirement has been waived by the Investors through March 31, 2020 (see Note 12).

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

The Debentures to be issued to the Investors (i) are non-interest bearing, (ii) have a maturity date of September 12, 2018 and (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $8.25 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The maturity date of the debentures has been extended to March 31, 2020 (see Note 12).

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

The Company is also obligated pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s Debenture in cash upon our failure to have current public information available. This requirement has been waived by the Investors through March 31, 2020 (see Note 12).

In connection with the Offering, the Investors also entered in a registration rights agreement (“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“the Commission”) within 45 days from the date of the Registration Rights Agreement to register the resale of 100% of the shares of Common Stock underlying the Debentures and to maintain the effectiveness thereunder. The Company also agreed to have the registration statement declared effective within 75 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the Investors, as partial liquidated damages, a fee of 1.5% of each Investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time periods provided. This requirement has been waived by the Investors through March 31, 2020 (see Note 12).

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

During the nine months ended September 30, 2019, we issued a total of 2,617,443 shares of common stock, valued at $319,820, upon the conversion of $204,221 principal amount of our convertible debentures.

NOTE 12 – SUBSEQUENT EVENTS

Effective September 30 2019, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures and notes issued in our December 2018 note offering, July 2018 debenture offering and September 2017 debenture offering (collectively, the “Debenture Offerings”) and extended the maturity date of such debentures until March 31, 2020 in exchange for the issuance of $96,000 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in October 2019. We have accrued $96,000 of finance cost expense at September 30, 2019.

Sabby Volatility Warrant Master Fund, Ltd. has paid certain of our accounts payable in the amount of $26,235. We issued $26,235 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in November 2019.

Subsequent to September 30, 2019, we issued a total of 6,922,525 shares of common stock upon the conversion of $96,523 principal amount of our convertible debentures.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and nine months ended September 30, 2019 to the comparable periods of 2018.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. During February of 2018, we curtailed our operations due to our lack of cash. During July 2018, we were able to raise approximately $500,000 through the sale of debt securities and we raised $25,000 in December 2018 through the sale of notes. We are currently using such funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, and other outstanding obligations, the payment of which we believe to be vital to our future operations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and continue, to the best of our ability, our public company reporting requirements.

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of September 30, 2019 we had an accumulated deficit of approximately $60 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and cash equivalents and restricted cash balances at September 30, 2019 was approximately $50,000, representing 71% of our total assets. Based on our current expected level of operating expenditures, we expect to be able to fund our operations into the first quarter of 2020. We curtailed substantially all operations in February 2018. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us. We raised approximately $500,000 in July 2018 and $25,000 in December 2018, which we expect will enable us to bring our required annual and quarterly filings current, which will enable us to seek additional financing.

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

Result of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended September 30, 2019 and 2018, and we do not anticipate generating any revenues during 2019. Net income for the three months ending September 30, 2019 was approximately $0.4 million and net loss for the three months ended September 30, 2018 was approximately $2.7 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.1 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended June 30		Change in 2019 versus 2018
	2019	2018	$	%
	(amount in thousands)
Operating Expenses
Research and development	$11	$11	$-	-%
General and administrative	126	94	32	34%
Total operating expenses	$137	$105	$32	31%

Research and Development Expenses

Research and development expenses totaled approximately $0.01 million and $0.01 million for the three months ended September 30, 2019 and 2018, respectively.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. The increase of approximately $0.03 million, or 34%, for the three months ended September 30, 2019 compared to the same period in 2018, was primarily due to increased professional fees and expenses related to our public filings.

Our general and administrative expenses consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.6 million of income and approximately $2.6 million of expense for the three months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Change in 2019 Versus 2018
	2019	2018	$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$959	$(2,329)	$3,288	141%
Gain on conversion of debt	-	21	(21)	(100)%
Interest income (expense), net	(401)	(258)	(143)	(55)%
Total other income (expense)	$558	$(2,566)	$3,124	122%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized gain of $1.0 million during the three months ended September 30, 2019 compared to a loss in the fair value of our derivative liability of $2.3 million during the three months ended September 30, 2018. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018 and July 2019, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was no gain on conversion of debentures during the three months ended September 30, 2019, compared to a gain of $0.02 million during the three months ended September 30, 2018. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.4 million in the three months ended September 30, 2019 compared to expense of $0.3 million for the three months ended September 30, 2018. The increase of $0.1 million was attributable to the financial cost of waivers and extensions issued in connection with our debentures, partially offset by the cost associated with derivative instruments issued with a value in excess of proceeds received.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the nine months ended September 30, 2019 and 2018, and we do not anticipate generating any revenues during 2019. Net loss for the nine months ending September 30, 2019 was approximately $0.5 million and net loss for the nine months ending September 30, 2018 was approximately $2.3 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.5 million and $0.5 million during the nine months ended September 30, 2019 and 2018, respectively. Operating expenses are comprised of the following factors.

	Nine months ended September 30,		Change in 2019 versus 2018
	2019	2018	$	%
	(amount in thousands)
Operating Expenses
Research and development	$33	$197	$(164)	(83)%
General and administrative	466	331	135	41%
Total operating expenses	$499	$528	$(29)	(6)%

Research and Development Expenses

Research and development expenses totaled approximately $0.03 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of approximately $0.2 million, or 83%, for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the suspension of substantially all business operations in February 2018, due to a lack of capital.

Our research and development expenses consist primarily of expenditures related to manufacturing, pre-clinical studies, employee compensation, consulting, and patent related costs.

General and Administrative

General and administrative expenses totaled approximately $0.5 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of approximately $0.1 million, or 41%, for the nine months ended September 30, 2018 compared to the same period in 2018, was primarily due to increased professional fees and expenses related to our public filings, partially offset by a decrease in compensation and other costs as a result of the suspension of substantially all business operations in February 2018, due to a lack of capital.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.01 million of income and $1.7 million of expense for the nine months ended September 30, 2019 and 2018, respectively.

	Nine Months Ended September 30,		Change in 2019 Versus 2018
	2019	2018	$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$640	$(1,346)	$1,986	148%
Gain on conversion of debt	50	83	(33)	(40)%
Interest income (expense), net	(683)	(418)	(265)	(63)%
Total other income (expense)	$7	$(1,681)	$1,688	100%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized a gain of $0.6 million during the nine months ended September 30, 2019 compared to a loss of $1.3 million in the nine months ended September 30, 2018. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018 and July 2019, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.1 million and $0.1 million during the nine months ended September 30, 2019 and 2018, respectively. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of approximately $0.7 million and $0.4 million in the nine months ended September 30, 2019 and 2018, respectively. The increase of $0.3 million was attributable to the financial cost of waivers and extensions issued in connection with our debentures, partially offset by the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $60 million as of September 30, 2019 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of $36.9 million. Cash and restricted cash at September 30, 2019 were $0.05 million.

Our auditors’ report on our December 31, 2018 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the first quarter of 2020. This assumes that we spend minimally on general operations and only continue conducting our ongoing pre-clinical studies, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Nine months ended September 30,		Change in 2019 versus 2018
	2019	2018	$	%
	(amount in thousands)
Cash and restricted cash at beginning of period	$331	$10	$321	3200%
Net cash used in operating activities	(286)	(161)	(125)	(78)%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	5	500	(495)	(99)%
Cash and restricted cash at end of period	$50	$349	$(299)	(86)%

Cash, including restricted cash, totaled approximately $0.05 million and $0.3 million as of September 30, 2019 and 2018, respectively. The decrease of approximately $0.3 million at September 30, 2019 compared to the same period in 2018 was primarily attributable to cash used in operations and a decrease in cash provided by financing activities.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. Cash used for operations increased by approximately $0.1 million, or 78%, during the nine months ended September 30, 2019, compared to the same period in 2018. The increase in cash used was primarily attributable to an increase in our net loss (after adjusting for noncash items) of approximately $0.2 million, partially offset by an increase in accounts payable and accrued expenses of approximately $0.04 million.

Net Cash Provided by Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2019 and 2018.

Net Cash Provided by Financing Activities

There was $5,000 cash provided by financing activities for the nine months ended September 30, 2019, compared $0.5 million of cash provided by financing activities for the nine months ended September 30, 2018. In 2019 we received proceeds of $5,000 from the sale of preferred stock. In 2018 we received proceeds of $0.5 million from the sale of debentures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2019. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of September 30, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending September 30, 2019 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and restricted cash balances at September 30, 2019 was $50,000. In February 2018 we were forced to curtail our operations. Despite raising $500,000 in gross proceeds through the sale of convertible debentures in July 2018 and $25,000 in December 2018 through the sale of notes, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

From inception through September 30, 2019, we have raised approximately $36.9 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $60 million. Our net losses for the two most recent fiscal years ended December 31, 2018 and 2017 were $12,000 and $11.1 million, respectively. Our decrease in net losses is a result of our curtailment of operations beginning February 2018. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of December 1, 2019, we have issued and outstanding 11,383,983 shares of common stock and 138,616,017 shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities. Notwithstanding the foregoing, this reserved amount is based off of the maximum number of shares we may issue under our charter and does not include shares that we may be required to issue in excess depending on the variable price of certain of our derivative securities. As of December 1, 2019, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue no additional shares of common stock (given our current conversion prices and amounts of derivative securities, that are subject to change) and 29,991,856 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of December 1, 2019, we had 11,383,983 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $3,641,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $2,868,632 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, and Series C 0% Convertible shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of December 1, 2019, we were obligated to reserve for issuance (i) 13,129 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 568,000 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 1,523,452 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 40,000 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 169,053 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $43.10 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (vi) 11,824 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $111.71 per share and (vii) 331,318,561 shares of our common stock issuable upon conversion of our outstanding convertible notes. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

●	In July 2019, we issued an aggregate of $154,000 in senior convertible debentures (“July 2019 Debentures”) to certain accredited investors in exchange for the extending the maturity dates of all of our existing debentures until September 30, 2019, and waiving certain potential defaults related to registration rights related to shares underlying such debentures. The July 2019 Debentures are non-interest bearing, have a maturity date of July 16, 2020, and are convertible into shared of common stock at any time at a conversion price equal to the lesser of (i) $8.25 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on a conversion date. The July 2019 Debentures also contained provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The July 2019 Debentures also contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the July 2019 Debentures are no longer outstanding. The July 2019 Debentures are further redeemable for cash upon twenty (20) trading days’ notice provided that certain conditions are met.

●	On October 1 2019, we issued an aggregate of $96,000 in senior convertible debentures (“October 2019 Debentures”) to certain accredited investors in exchange for the extending the maturity dates of all of our existing debentures until March 31, 2019, and waiving certain potential defaults related to registration rights related to shares underlying such debentures. The October 2019 Debentures are non-interest bearing, have a maturity date of October 1, 2020, and are convertible into shared of common stock at any time at a conversion price equal to the lesser of (i) $8.25 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on a conversion date. The October 2019 Debentures also contained provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The October 2019 Debentures also contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the October 2019 Debentures are no longer outstanding. The October 2019 Debentures are further redeemable for cash upon twenty (20) trading days’ notice provided that certain conditions are met.

●	On November 20, 2019, in exchange for the payment of a payable, we issued an aggregate of approximately $26,000 in senior convertible debentures to an accredited investor. The terms of these debentures are the same as the October 2019 Debentures, except that they have a maturity date of November 20, 2020.

●	Between October 1, 2019 and December 11, 2019, debenture holders converted an aggregate of $96,523 into 6,922,525 shares of common stock at per share conversion prices ranging from $0.0069 to $0.0526.

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

INSPYR THERAPEUTICS, INC.

Date: December 20, 2019	/s/ Michael Cain
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.05(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant		8-K	4.02	333-153829	9/09/09

4.07	Form of 4.0% convertible note issued to shareholder		S-1	4.05	333-153829	10/03/08

4.08	Form of 4.0% convertible debenture modification between GenSpera, Inc. and shareholder		8-K	10.02	333-153829	2/20/09

4.09**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.10	Form of Common Stock Purchase Warrant issued Jan - Mar 2010		10-K	4.28	333-153829	3/31/10

4.11	Form of Consultant Warrants issued in May 2010	10-Q	4.29	333-153829	5/14/10

4.12	Form of Common Stock Purchase Warrant - May 18, 2010 offering, and June 2010 Consultant Warrants	8-K	10.02	333-153829	5/25/10

4.13**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.14	Form of Common Stock Purchase Warrant dated January and February of 2011	8-K	10.02	333-153829	1/27/11

4.15**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.16	Form of Common Stock Purchase Warrant dated April 2011	8-K	10.02	333-153829	5/03/11

4.17**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.18	Form of Common Stock Purchase Warrant issued to consultants in December of 2011	10-K	4.26	333-153829	3/06/12

4.19	Form of Common Stock Purchase Warrant issued to LifeTech on January 12, 2012	10-K	4.27	333-153829	3/06/12

4.20	Form of Common Stock Purchase Warrant for December 2012 through March 2013 Offering	8-K	4.01	333-153829	3/28/13

4.21	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/20/13

4.22	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/20/13

4.23	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.24	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.25	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.26	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.27	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.28	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.29	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.30	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.31	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.32	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.33	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.34	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.35	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.36**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.37**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.02	000-55331	7/20/16

4.38	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.39	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.40	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.41	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.42	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.43	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

4.44**	2017 Equity Compensation Plan adopted 11/1/17	8-K	4.01	000-55331	11/3/17

4.45	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02**	Craig Dionne Employment Agreement	8-K	10.04	333-153829	9/09/09

10.03**	Amendment dated May 14, 2010 to the Employment Agreement of Craig Dionne	10-Q	10.03	333-153829	8/13/10

10.04**	Craig Dionne Severance Agreement	8-K	10.05	333-153829	9/09/09

10.05**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.06**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.07**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.08**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.09	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.10**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.11**	Form of Proprietary Information, Inventions and Competition Agreement		8-K	10.02	000-55331	8/10/16

10.12**	Ronald Shazer Employment Agreement		8-K	10.01	000-55331	8/10/16

10.13**	Form of Separation Agreement with Russell Richerson dated February 28, 2017		8-K	10.01	000-55331	3/03/17

10.14	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals		8-K	10.01	000-55331	8/03/17

10.15	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction		8-K	10.02	000-55331	8/03/17

10.16	Form of Exchange Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.17	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement		8-K	10.02	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.19	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.20	Form of Registration Rights Agreement entered into 9/12/17		8-K	10.03	000-55331	9/12/17

10.21	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.22	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.23	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering		10-K	10.23	000-55331	4/26/19

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.