Form 10-K
period 2019-12-31
Inspyr Therapeutics, Inc.
filed 2020-05-14
CIK 1421204

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $645,000 based on a closing price of $0.1075 per share on such date. As of June 30, 2019, there were 6,000,000 shares of the registrant’s common stock outstanding (after applying 1-for-25 reverse stock split effective September 30, 2019).

As of May 1, 2020, the issuer had 150,000,000 common shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INSPYR THERAPEUTICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

 i

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Inspyr Therapeutics, Inc.” and “Registrant” refer to Inspyr Therapeutics, Inc., and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $0.0001 par value Series C preferred stock, and our $.0.0001 par value Series D preferred stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:25 reverse stock split that became effective on September 30, 2019 as if it had taken place as of the beginning of the earliest period presented

Reliance on Securities and Exchange Commission Order

The Company is filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 30, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. As result of the global outbreak of the COVID-19 virus and out of an abundance of caution, members of the Company’s outside consultants, lawyers, and certain other employees, including financial reporting staff, began working remotely on or about March 15, 2020. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of some of its offices and having employees work remotely. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic that has spread throughout the United States and the world. The Company’s business was impacted by the COVID-19 pandemic as the Company’s headquarters, property management operations and other services offices located in Westlake Village, California, which were under stay-at-home orders resulting in staffing and work-from-home challenges which caused disruptions in communications and delayed completion of the audit. These disruptions to the process of preparing the Company’s financial statements as a result of the COVID-19 virus, are causing the Company’s Form 10-K for the 2019 fiscal year which was due on March 30, 2020 to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

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

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. During February of 2018, we curtailed our operations due to our lack of cash. During July 2018, we were able to raise approximately $500,000 through the sale of debt securities and we raised $25,000 in December 2018 through the sale of notes. During March 2020, we sold $250,000 of debt securities. We are currently using such funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, legal fees, and other outstanding obligations, the payment of which we believe to be vital to our future operations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and continue, to the best of our ability, our public company reporting requirements.

While we believe that the data from our nonclinical studies appear promising, the outcome of our ongoing or future studies may ultimately be unsuccessful. We are also currently in the process of looking for new clinical and pre-clinical assets to augment our current pipeline.

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

Going Concern

Our auditors’ report on our December 31, 2019 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash. Notwithstanding our financing in March 2020 where we raised $250,000, our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2019. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Recent Developments

●	On March 6, 2020, we completed the private placement of $250,000 of non-interesting bearing senior convertible securities.

●	On September 30, 2019, we completed a 1-for-25 reverse stock split of our common stock.

●	On July 26, 2019, we appointed Michael Cain as our interim Chief Executive Officer and as a member of the Board of Directors.

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

Asset Acquisition Strategy

In addition to the anticipated development of our current product candidates once we receive adequate capital to resume our operations, we have initiated a search for suitable pre-clinical and clinical assets to further expand our product pipeline. We are looking for assets with the potential to be complimentary to our current technologies or that could benefit from our development experience with the goal of developing such candidates for commercialization. We believe that this element of our corporate strategy could provide new opportunities for product development and diversify risks inherent in potentially focusing on a limited product portfolio and therapeutic areas, thus potentially increasing our probability of commercial success.

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

In-licensing or Acquisition Strategy

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

Commercialization Strategy

In the event that we are able to raise sufficient capital to continue our currently curtailed operations, we intend to (i) license or sell the underlying technology of our therapeutics to third parties during or after our clinical trials, (ii) seek a corporate partner for further development, or (iii) continue developing our drug candidates ourselves. It is expected that such third parties would then continue to develop, market, sell, and distribute any resulting products. As part of our overall strategic plan, we are exploring our options and actively seeking to engage in a collaborative, strategic and/or licensing arrangement with another pharmaceutical company. If we enter into any such transaction, we may be required to give up certain rights to our technology and control over its future development.

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

Manufacturing and Supply

We do not plan to develop company-owned or company-operated manufacturing facilities. We historically have and we plan to in the future, outsource all drug manufacturing to contract manufacturers that are required to operate in compliance with cGMP. We may also seek to refine the current manufacturing process in order to achieve improvements in efficiency, costs, purity and the like as well as address different drug formulations to achieve improvements in stability and/or drug delivery.

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

Employees

As of December 31, 2019 we employed no full-time individuals. As of July 26, 2019, Mr. Cain, our newly appointed interim chief executive officer, is our only remaining employee. In addition, we contract with a limited number of consultants to assist in activities related to our operations.

Corporate History

We were incorporated in the State of Delaware in November 2003 and our principal office is located in Westlake Village, California. On September 30, 2019, we completed a 1:25 reverse stock split of our common stock. Since our inception, we have invested a substantial portion of our efforts and financial resources in the development of mipsagargin (G-202). As of February 2018, we have curtailed our operations due to our cash position. In the event that we receive sufficient funding, we plan to focus our efforts on our Adenosine Receptor Modulators. We have generated no revenues from the sale of our product candidates and have experienced substantial net operating losses.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and restricted cash balances at December 31, 2019 was approximately $23,000. In February 2018 we were forced to curtail our operations. Despite raising $250,000 in gross proceeds through the sale of convertible debentures in March 2020, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2019 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2020. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

From inception through December 31, 2019, we have raised approximately $37.2 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $60.7 million. Our net losses for the two most recent fiscal years ended December 31, 2019 and 2018 were $934,000 and $12,000, respectively. Our increase in net losses is primarily the result of decreases in gains from the change in fair value of our derivative instruments and gains on conversions of debt, and increases in professional fees and interest expense, all partially offset by a decrease in compensation expense. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or advisors could adversely impact our business.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) or other public health crisis were to affect our facilities or those of our suppliers, our business could be adversely affected. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, management, support staff and professional advisors. These factors, in turn, may not only materially impact our operations and financial condition, but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in November 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread around the world, including to the United States. To date, this outbreak has already resulted in extended shutdowns of many businesses around the world, including in the United States. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope, severity and longevity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage or plan to engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business or plan to conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we conduct or plan to conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.

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

We depend and plan to depend upon independent contract research organizations, investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical studies. These individuals and/or entities are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If these third parties fail to devote sufficient time and resources to our programs, or if their performance is substandard, the development of our drug candidates and corresponding FDA approval could be delayed or fail entirely.

Our therapeutic compounds may not be able to be manufactured profitably on a large enough scale to support commercialization.

To date, prior to our curtailment of operations, our therapeutic compounds have only been manufactured at a scale which is adequate to supply our research activities and early-stage clinical trials. There can be no assurance that the procedures currently used to manufacture our therapeutic compounds will work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient quantities for commercialization, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of May 1, 2020, we have issued and outstanding 150,000,000 shares of common stock and, accordingly, no additional shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities will be available until such time as we complete a reverse stock split or authorize additional shares. As of May 1, 2020, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue no additional shares of common stock, and 29,994,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

We currently do not have enough authorized shares of common stock for additional issuances. In order to authorize additional shares the Company will be required to authorize additional common shares by obtaining votes from our shareholders sufficient to amend our certificate of incorporation or effect a reverse stock split of our common shares.

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

As of May 1, 2020, we had 150,000,000 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, and 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $3,891,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $2,624,346 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, and Series D 0% Convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of May 1, 2020, we were obligated to reserve for issuance (i) 13,129 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 14,200,000 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 1,523,452 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 40,000 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 168,853 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $42.03 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (vi) 6,598 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $60.99 per share and (vii) 359,555,965 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital. Notwithstanding the foregoing, we currently do not have adequate authorized shares available for issuance pursuant to our convertible securities as of May 1, 2020.

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

Our Certificate of Incorporation authorizes us to issue up to 150,000,000 shares of common stock, all of which are issued and outstanding as of May 1, 2020. Accordingly, we do not have sufficient authorized shares of common stock for additional issuances. Notwithstanding, the Board currently plans to effect, upon the receipt of necessary shareholder approval, either (i) a reverse stock split or (ii) an increase in authorized shares, in order to authorize additional capital for its future stock issuances, warrant exercises, and conversions of outstanding preferred stock and convertible debentures. Our failure to complete a reverse stock split or an amendment to our certificate of incorporation increasing our authorized shares may further subject us to penalties if we are unable to satisfy conversions of our outstanding convertible debentures, or exercises of our outstanding warrants and options, which may harm our financial position and business prospects.

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

None.

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

Holders

As of May 1, 2020, we had approximately 133 record holders of our common stock.

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

Equity Compensation Plan Information

See information contained in Part III, Item 12 of this Annual Report filed on Form 10-K.

Equity Compensation Plans Not Approved by Security Holders

See information contained in Part III, Item 12 of this this Annual Report filed on Form 10-K.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold since January 1, 2019.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering. All share amounts and prices reflect the 1-for-25 reverse stock split that was effective September 30, 2019.

●	During January 2019, we issued 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000. The Series D Convertible Preferred Stock is convertible into common stock at a conversion price of $0.125 per share.

●	Between January 1, 2019 and March 31, 2019, Debenture holders converted an aggregate of $204,220.53 into 2,617,442 shares of common stock at per share conversion prices ranging from $0.0525 to $0.115.

●	In July 2019, we issued an aggregate of $154,000 in senior convertible debentures (“July 2019 Debentures”) to certain accredited investors in exchange for the extending the maturity dates of all of our existing debentures until September 30, 2019, and waiving certain potential defaults related to registration rights related to shares underlying such debentures. The July 2019 Debentures are non-interest bearing, have a maturity date of July 16, 2020, and are convertible into shared of common stock at any time at a conversion price equal to the lesser of (i) $8.25 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on a conversion date. The July 2019 Debentures also contained provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The July 2019 Debentures also contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the July 2019 Debentures are no longer outstanding. The July 2019 Debentures are further redeemable for cash upon twenty (20) trading days’ notice provided that certain conditions are met. As a result of conversions of outstanding debentures, the maximum conversion price of the July 2019 Debentures has been repriced to $0.01. The maturity date of the July 2019 Debentures has been extended to July 16, 2020.

●	On October 1 2019, we issued an aggregate of $96,000 in senior convertible debentures (“October 2019 Debentures”) to certain accredited investors in exchange for the extending the maturity dates of all of our existing debentures until March 31, 2019 (subsequently extended to July 16, 2020), and waiving certain potential defaults related to registration rights related to shares underlying such debentures. The October 2019 Debentures are non-interest bearing, have a maturity date of October 1, 2020, and are convertible into shared of common stock at any time at a conversion price equal to the lesser of (i) $8.25 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on a conversion date. The October 2019 Debentures also contained provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The October 2019 Debentures also contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the October 2019 Debentures are no longer outstanding. The October 2019 Debentures are further redeemable for cash upon twenty (20) trading days’ notice provided that certain conditions are met. As a result of conversions of outstanding debentures, the maximum conversion price of the October 2019 Debentures has been repriced to $0.01. The maturity date of the October 2019 Debentures has been extended to July 16, 2020.

●	In November 2019, in exchange for the payment of a payable, we issued an aggregate of approximately $26,000 in senior convertible debentures to an accredited investor. The terms of these debentures are the same as the October 2019 Debentures, except that they have a maturity date of November 20, 2020. The maturity date of these debentures has been extended to July 16, 2020.

●	Between October 1, 2019 and December 31, 2019, debenture holders converted an aggregate of $127,193.24 into 12,648,025 shares of common stock at per share conversion prices ranging from $0.0069 to $0.0526.

●	Between January 1, 2020 and March 31, 2020, debenture holders converted an aggregate of $451,662.03 into 131,351,247 shares of common stock at per share conversion prices ranging from $0.0021 to $0.47.

●	On March 6, 2020, we issued an aggregate of $250,000 in senior convertible debentures (“March 2020 Debentures”) to certain accredited investors for cash. The Debentures have a conversion price equal to the lesser of (i) $0.33 (subject to price protection) and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on the conversion date. The March 2020 Debentures mature on July 16, 2020, and except as specifically described herein, have the same terms as the July 2018 Debentures.

●	On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. The Series E Preferred Stock are convertible into shares of Common Stock at a conversion price of $0.01 per share.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the year ended December 31, 2019 to the year ended December 31, 2018.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. During February of 2018, we curtailed our operations due to our lack of cash. During July 2018, we were able to raise approximately $500,000 through the sale of debt securities and we raised $25,000 in December 2018 through the sale of notes. During March 2020, we sold approximately $250,000 of debt securities. We are currently using such funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, legal fees, and other outstanding obligations, the payment of which we believe to be vital to our future operations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and continue, to the best of our ability, our public company reporting requirements.

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

Recent Developments

●	On March 6, 2020, we completed the private placement of $250,000 of non-interesting bearing senior convertible securities.

●	On September 30, 2019, we completed a 1-for-25 reverse stock split of our common stock.

●	On July 26, 2019, we appointed Michael Cain as our interim Chief Executive Officer and as a member of the Board of Directors.

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of December 31, 2019 we had an accumulated deficit of approximately $61 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and restricted cash balances at December 31, 2019 was approximately $23,000 representing 100% of total assets. In March 2020, we completed a private placement of $250,000 of our debt securities. Based on our current expected level of operating expenditures and cash balance as of December 31, 2019, and including the March 2020, private placement, we expect to be able to fund our operations into the third quarter of 2020. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2019 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash. Notwithstanding our recent financing in March 2020 whereby we raised $250,000, our current cash level raises substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Fair Value of Financial Instruments - Derivative liabilities consist of certain of our preferred stock and warrants with anti-dilution provisions, and are valued using option pricing models which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2019 that are of significance or potential significance to the Company.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance.

Result of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2019 and 2018. We do not anticipate generating any revenues during 2020. Net loss for 2019 and 2018 were $934,000 and $12,000, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $0.6 million and $0.7 million during 2019 and 2018, respectively.  The decrease in operating expenses is the result of the following factors.

	Year Ended		Change in 2019
	December 31,		Versus 2018
	2019	2018	$	%
	(amount in thousands)
Operating Expenses
Research and development	$44	$208	$(164)	(79)%
General and administrative	565	516	49	9%
Total operating expense	$609	$724	$(115)	(16)%

Research and Development

Research and development expenses totaled $44,000 and $208,000 for the years ended 2019 and 2018, respectively. The decrease of $164,000, or 79%, in 2019 compared to 2018 was primarily due to the curtailment of business operations in February 2018, due to a lack of capital.

Our research and development expenses consist primarily of expenditures related to toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs.

General and Administrative

General and administrative expenses totaled $0.57 million and $0.52 million during 2019 and 2018, respectively. The increase of approximately $49,000, or 9%, in 2019 compared to 2018 was primarily the result of an increase in professional fees partially offset by a decrease in compensation expense. We had a curtailment of business operations in February 2018, due to a lack of capital.

Other Income (Expense)

Other income (expense) totaled approximately $0.3 million of expense and $0.7 million of income for 2019 and 2018, respectively.

	Year Ended		Change in 2019
	December 31,		Versus 2018
	2019	2018	$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$327	$1,052	$(725)	(69)%
Gain on conversion of debt	125	210	(85)	(40)%
Interest income (expense), net	(777)	(550)	(227)	(41)%
Total other income (expense)	$(325)	$712	$(1,037)	(146)%

Loss on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized gains of $0.3 million and $1.1 million during the years ended December 31, 2019 and 2018, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019 and November 2019, where we issued convertible notes with variable conversion rates. Refer to Note 7 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debt of approximately $0.1 million during the year ended December 31, 2019, with a gain of approximately $0.2 million during the year ended December 31, 2018. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had $0.8 million net interest expense in 2019, compared to $0.6 million of expense in 2018. The increase of $0.2 million was attributable to the financial cost of waivers and extensions issued in connection with our debentures, partially offset by the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $61 million as of December 31, 2019 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2019, we have funded our operations through the private sale of our equity securities, convertible debt and exercise of options and warrants, resulting in gross proceeds of $37.2 million. Cash and restricted cash at December 31, 2019 was $23,000.

Our auditors’ report on our December 31, 2019 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the third quarter of 2020. This assumes that we spend minimally on general operations and only continue conducting our ongoing clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Year Ended
	December 31,
	2019	2018
	(amounts in thousands)
Cash and restricted cash at beginning of period	$331	$10
Net cash used in operating activities	(313)	(204)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	5	525
Cash and restricted cash at end of period	$23	$331

Net Cash Used in Operating Activities

Net cash used in operating activities was $0.3 million and $0.2 million during 2019 and 2018, respectively. The decrease of $0.1 million in cash used during 2019 compared to 2018 was primarily attributable to a decrease in accounts payable of approximately $0.1 million.

Net Cash Used in Investing Activities

Cash provided by investing activities was $0 for each of the years 2019 and 2018.

Net Cash Provided by Financing Activities

During 2019, we received net proceeds of $5,000 from the sales of our securities and convertible debentures, compared to $0.5 million during 2018 in net proceeds from the sales of our securities in a private placement. We are actively seeking sources of financing to fund our continued operations and research and development programs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 of Part IV of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists only of our Principal Executive Officer and Principal Accounting Officer (who is also our Principal Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2019 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. Each share of Series E Preferred Stock has stated value of $1.00. The Series E Preferred Stock is convertible, at any time after the Original Issue Date at the option of the Holder into that number of shares of Common Stock (Subject to the limitations set forth in Section 6(d) of the certificate of designation of the Series E Preferred Stock), determined by dividing the stated value by the then in effect conversion price. As of the date of issuance, the conversion price is $0.01 per share.

With respect to a vote of stockholders to approve a reverse split of the Common Stock to occur no later than December 31, 2022 only, each share of Series E Preferred Stock held by a holder, as such, is entitled to 100,000 votes. On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series E Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series E Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the certificate of incorporation, holders of the Series E Preferred Stock shall vote together with the holders of Common Stock as a single class.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The names of our directors and executive officers and their ages, positions, and biographies as of July 26, 2019, are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected, except in the case of death, resignation, or removal. On February 28, 2017, Russell Richerson, PhD, resigned as chief operating officer. On February 12, 2018, Dr. Shazer resigned as chief medical officer. On February 9, 2018, Drs. Grebow and Buller resigned as members of the Board. On June 30, 2019, John Montgomery resigned as a member of the Board. On June 15, 2019, Christopher Lowe resigned as chief executive officer and as a member of the Board. On July 26, 2019, we appointed Michael Cain as our interim chief executive officer, chief financial officer, president, and as a member of the Board.

Name	Position	Age	Position Since
Executive Directors
Michael Cain*	Chief Executive Officer, Chief Financial Officer, President and Director	36	7/2019

Independent Directors
Scott V. Ogilvie	Director	65	03/2008
Claire Thom, Pharm.D.	Director	64	10/2016

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

Claire Thom, PharmD has served as a director on our board since October 2016.  Dr. Thom has two decades of experience in the pharmaceutical industry, with responsibilities including drug development, new product planning, and marketing.  Most recently, from July 2013 until June 2016, Dr. Thom was the Senior Vice President Global Therapeutic Head for Oncology at Astellas Pharma (TOKYO: ALPMY).  At Astellas, she developed and supervised the implementation of the company’s oncology strategy. In addition, she was appointed to serve on the Board of Directors for Agensys, a fully-owned subsidiary of Astellas. Prior to her roles at Astellas, Dr. Thom served as Senior Vice President of Portfolio Management, Drug Development Management and Strategic Business Operations at Millennium Pharmaceuticals, the Takeda Oncology Company, (TOKYO: TKPYY) from August 2008 until January 2013. Prior to her assignment at Millennium, she held several positions of increasing responsibility at Takeda to become the company’s Oncology Franchise Leader. Earlier, she worked at G.D. Searle and began her career as a clinical pharmacist. Ms. Thom was awarded a Doctor of Pharmacy and a Bachelor of Pharmacy, both with honors, from the University of Illinois.  In evaluating Dr. Thom’s specific experience, qualifications, attributes and skills in connection with her appointment to our board, we took into account her knowledge of scientific matters affecting our business and her understanding of our industry.

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

The table below identifies the Board’s standing committees and committee membership as of May 1, 2020:

Director	Independent	Audit Committee	Nominating and Corporate Governance Committee	Leadership Development and Compensation Committee
Scott Ogilvie	Yes	Chair	Chair	—
Claire Thom, PharmD	Yes	Member	—	Chair

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

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2019.

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late
None	None	None

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ended December 31, 2019 and 2018 provided by (i) each person serving as our principal executive officer, or PEO, or acting in a similar capacity during our fiscal year ended December 31, 2019; (ii) our most highly compensated executive officers other than our PEO who were serving as executive officers on December 31, 2019 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Principal Financial Officer.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Lowe,	2019	—	(1)	—	—	—	—	—	—	—
Chief Executive Officer and Chief Financial Officer	2018	22,917	(2)	—	—	—	—	—	—	22,917

Michael Cain,	2019	—	(3)	—	—	—	—	—	—	—
Chief Executive Officer and Chief Financial Officer	2018	—		—	—	—	—	—	—	—

(1)	No salary was paid or accrued for Mr. Lowe in 2019. Effective July 15, 2019, Mr. Lowe resigned as chief executive officer and as a member of the Board.

(2)	Of Mr. Lowe’s salary listed, none was actually paid and $22,917 was accrued in 2018 but remains unpaid.

(3)	Mr. Cain became our chief executive officer and principal accounting officer effective July 26, 2019. Mr. Cain currently has not received any compensation for his services.

Outstanding Executive Equity Awards at Fiscal Year-End 2019

None.

Employment Agreements and Change in Control

Michael Cain

Michael Cain was appointed chief executive officer and chief financial officer / principal accounting officer of the Company effective July 26, 2020. We currently do not have any employment agreement covering Mr. Cain’s services and he is not currently receiving any compensation as our chief executive officer or chief financial officer. Mr. Cain is not subject to any compensation in the event that he is terminated or resigns for any reason.

Christopher Lowe

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

Mr. Lowe’s employment agreement provided for severance in the event Company terminates Mr. Lowe’s employment without Cause or Mr. Lowe resigned with Good Reason, as each term is defined in the employment agreement, provided certain company funding requirements were met. Pursuant to Mr. Lowe’s resignation, no severance was paid pursuant to the terms of his employment agreement.

Equity Compensation Plans

For information related to our equity compensation plans for which our officers and directors are issued securities from, please see Equity Compensation Plan Information contained in Part III, Item 12 of this Annual Report.

Director Compensation

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Ogilvie	54,000	(1)	—	—	—	—	—	54,000

Claire Thom	49,000	(1)	—	—	—	—	—	49,000

(4)	No director fees were paid in 2019. All fees have been accrued at December 31, 2019.

Outside Director Compensation Plan

On October 12, 2016, the Company’s board of directors, upon the recommendation of the Leadership Development and Compensation Committee, amended the Company’s non-executive Board compensation policy. The terms of the amended policy are as follows:

Inducement/First Year Grant. Upon joining the Board, a director receives an option to purchase 100 shares of the Company’s common stock. The option vests on the first year anniversary of the first day of the month after the director’s service on the Board begins, provided the director has continuously provided services to the Company during that time.

Annual Grant. Subject to the shareholder’s rights to elect any individual director, starting on the first year anniversary of service, and each subsequent anniversary thereafter, each eligible director will be granted options to purchase 67 shares of common stock or restricted stock units of equivalent value. The annual grants vest quarterly during the grant year provided the director has continuously provided services to the Company during that time.

Committee and Committee Chairperson Grant. Each director will receive options to purchase an additional 7 shares of common stock, or restricted stock units of equivalent value, for each committee on which he or she serves. Chairpersons of each committee will receive options to purchase an additional 7 shares of common stock, or restricted stock units of equivalent value.  The committee grants vest quarterly during the grant year provided the director has continuously provided services to the Company during that time.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table sets forth information as of December 31, 2019 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
2007 Stock Plan, as amended (1)	1,165	$337.55	6,608
Equity compensation plans not approved by security holders:
2009 Executive Compensation Plan	1,963	162.40	6,037
Inducement Stock Option Plan	4,558	$28.20	7,442
2017 Equity Compensation Plan	0	$0.00	80,000
Total	7,686	$109.37	100,087

(1)	Our 2007 Stock Plan, as amended, provides for the issuance of up to 2,000 common shares during any calendar year. The plan provides for the issuance of up to 8,000 common shares in the aggregate.

2007 Equity Compensation Plan

Our 2007 Equity Compensation Plan (“2007 Plan”) is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 2,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 8,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2019, we have granted awards under the 2007 Plan equal to approximately 7,228 shares of our common stock, and 5,836 shares have been cancelled or forfeited. Accordingly, there are 6,608 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan, as amended (“2009 Plan”) is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2019, our 2009 Plan authorizes the issuance of up to 8,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to approximately 6,595 common shares, and 4,632 shares have been cancelled or forfeited. Accordingly, there are 6,037 shares of common stock available for future awards under the 2009 Plan.

Inducement Award Stock Option Plan

Our Inducement Award Stock Option Plan (“Inducement Plan”) is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 12,000 shares of common stock to new employees of the Company. As of December 31, 2019, 8,454 grants have been made pursuant to the Plan, and 3,896 shares have been cancelled or forfeited. Accordingly, there are 7,442 shares of common stock available for future issuance under the Inducement Plan.

Inspyr Therapeutics 2017 Equity Compensation Plan

Our 2017 Equity Compensation Plan (“2017 Plan”) is administered by our board or any of its committees. The purposes of the 2017 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2017 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2017 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2017 Plan authorizes the issuance of up to 80,000 shares of common stock for the foregoing awards. As of December 31, 2019, we have granted no awards under the 2017 Plan, and no shares have been cancelled or forfeited. Accordingly, there are 80,000 shares of common stock available for future awards under the 2017 Plan. In the event of a change in control, awards under the 2017 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 1, 2020, information regarding beneficial ownership of our capital stock by:

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

		Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Michael Cain	—	—	—	*
Christopher Lowe	—	—	—	*
Scott Ogilvie	—	164	164	*
Claire Thom	—	100	100	*
All directors and executive officers as a group (4 persons)	—	264	264	* %
5% Shareholders
Sabby Healthcare Master Fund, Ltd. (3)	—	16,666,550	16,666,550	9.99%
Sabby Volatility Warrant Master Fund, Ltd. (4)	—	16,666,550	16,666,550	9.99%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 31200 Via Colinas #200, Westlake Village, CA 91362.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There were 150,000,000 shares of common stock issued and outstanding as of May 1, 2020.

(3)	89 Nexus Way, Camana Bay, Grand Cayman Ky1-9007, Cayman Islands. Does not include 180,741,032 shares underlying warrants and debentures convertible into common stock securities subject to exercise conditions based on percentage ownership limitations.

(4)	89 Nexus Way, Camana Bay, Grand Cayman Ky1-9007, Cayman Islands. Does not include 131,922,700 shares underlying warrants and debentures convertible into common stock securities subject to exercise conditions based on percentage ownership limitations.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

●	We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. The indemnification agreements are substantially similar to those entered into with our executive officers and as a more fully described in the section of this annual report entitled “Employment Agreements and Change in Control.”

●	On July 3, 2018, we sold an aggregate of $515,000 of non-interest bearing senior convertible debentures to Sabby Volatility Warrant Master Fund and Sabby Healthcare Master Fund, previously greater than 5% beneficial owners of our securities. Pursuant to certain waivers of defaults and extensions, these debentures mature on July 16, 2020.

●	On March 6, 2020, we sold an aggregate of $250,000 of non-interest bearing senior convertible debentures to Sabby Volatility Warrant Master Fund and Sabby Healthcare Master Fund, previously greater than 5% beneficial owners of our securities. The debentures mature on July 16, 2020.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2019 and 2018 fiscal years:

Type of Fees	2018	2018

Audit Fees	$50,000	$50,000
Audit Related Fees	—	--
Tax Fees	—	3,500
All Other Fees	—	—
Total Fees	$50,000	$53,500

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2019 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. The firm we engaged during 2019 provided no other services, other than those listed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” beginning on Page F-1 of this Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

INSPYR THERAPEUTICS, INC.

Date: May 14, 2020	/s/ Michael Cain
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Cain	Principal Executive Officer, Principal Accounting Officer	May 14, 2020
Michael Cain	(Principal Executive Officer and Principal Accounting Officer)

/s/ Scott Ogilvie	Director	May 14, 2020
Scott Ogilvie

/s/ Claire Thom, PharmD	Director	May 14, 2020
Claire Thom, PharmD

INSPYR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Inspyr Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspyr Therapeutics, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Liggett & Webb, P.A.

We have served as the Company’s auditor since 2014.

New York, NY

May 14, 2020

INSPYR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018

ASSETS

Current assets:
Cash	$4	$4
Restricted cash	19	327
Total current assets	23	331
Office and lab equipment, net of accumulated depreciation of $7 and $5	-	2
Intangible assets, net of accumulated amortization of $229 and $179	-	33
Total assets	$23	$366

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,269	$2,085
Accrued expenses	1,866	1,814
Convertible debentures, net of unamortized discount of $0 and $281	2,826	2,600
Derivative liability	1,785	2,134
Total current liabilities	8,746	8,633
Total liabilities	8,746	8,633

Commitments and contingencies (Note 8)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,991,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 and no shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 18,648,753 and 3,383,285 shares issued and outstanding, respectively	2	1
Additional paid-in capital	51,955	51,478
Accumulated deficit	(60,680)	(59,746)

Total stockholders’ deficit	(8,723)	(8,267)

Total liabilities and stockholders’ deficit	$23	$366

The accompanying notes are an integral part of these audited consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF LOSSES

(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018

Operating expenses:
Research and development	$44	$208
General and administrative	565	516
Total operating expenses	609	724

Loss from operations	(609)	(724)

Other income (expense):
Gain (loss) on change in fair value of derivative liability	327	1,052
Gain on conversion of debt	125	210
Interest (expense), net	(777)	(550)

Loss before provision for income taxes	(934)	(12)

Provision for income taxes	-	-

Net loss	(934)	(12)
Deemed dividend	(54)	(196)

Net loss attributable to common shareholders	$(988)	$(208)

Net loss per common share, basic and diluted	$(0.14)	$(0.22)

Weighted average shares outstanding, basic and diluted	7,030,340	929,708

The accompanying notes are an integral part of these audited consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	495	$-	436,285	$-	$50,886	$(59,734)	$(8,848)

Stock-based compensation	-	-	-	-	90	-	90

Conversion of notes	-	-	2,947,000	1	502	-	503

Net loss	-	-	-	-	-	(12)	(12)

Balance, December 31, 2018	495	-	3,383,285	1	51,478	(59,746)	(8,267)

Sale of preferred stock	5,000	-	-	-	5	-	5

Conversion of notes	-	-	15,265,468	1	472	-	473

Net loss	-	-	-	-	-	(934)	(934)

Balance, December 31, 2019	5,495	$-	18,648,753	$2	$51,955	$(60,680)	$(8,723)

The accompanying notes are an integral part of these audited consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(934)	$(12)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	36	19
Stock-based compensation	-	90
(Gain) loss on change in fair value of derivative liability	(327)	(1,052)
Gain on conversion of debt	(125)	(210)
Amortization of debt discount	281	486
Amortization of finance cost	494	64
Decrease in operating assets:
Prepaid expenses and other assets	-	4
Increase in operating liabilities:
Accounts payable and accrued expenses	262	407
Cash used in operating activities	(313)	(204)

Cash flows from investing activities:
Cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes	-	525
Proceeds from sale of preferred stock	5	-
Cash provided by financing activities	5	525

Net (decrease) increase in cash and restricted cash	(308)	321
Cash and restricted cash, beginning of year	331	10

Cash and restricted cash, end of year	$23	$331

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

Our ability to execute our business plan is dependent on the amount and timing of cash, if any, that we are able to raise. During February of 2018, we curtailed our operations due to our lack of cash. We are currently using funds raised to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, and other outstanding obligations, the payment of which we believe to be vital to our future operations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and continue, to the best of our ability, our public company reporting requirements.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our financial statements contains explanatory going concern language. We have prepared our consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $61 million as of December 31, 2019. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents and restricted cash balances at December 31, 2019 were approximately $23,000, representing 100% of our total assets. We curtailed substantially all operations in February 2018. Based on our current expected level of operating expenditures, and including approximately $250,000, we raised in March 2020, pursuant to the sale of our senior convertible debentures, we expect to be able to fund our operations into the third quarter of 2020. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

Our auditors’ report issued in connection with our December 31, 2019 consolidated financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2020. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

NOTE 3 – SUMMARY OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Reverse Stock Split

On September 17, 2019, the Company’s Board of Directors approved a one-for-twenty five (1-for-25) reverse stock split of the Company’s common stock (“Reverse Stock Split”). In furtherance of the Reverse Stock Split, the Company has filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split effective as of 5:00 p.m. Eastern Time on September 30, 2019 (“Effective Time”). Accordingly, at the Effective Time, each of the Company’s common stock shareholders received one new share of common stock for every twenty-five shares such shareholder held immediately prior to the Effective Time. The Reverse Stock Split will also affect the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and will result in the shares underlying such instruments being reduced and the exercise/conversion price being increased proportionately to the Reverse Stock Split ratio. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the September 30, 2019 amendment.

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

We incurred research and development expenses of $0.04 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at December 31, 2019 or 2018.

Restricted Cash

Restricted cash consists of funds held in trust for the Company. The use of these funds is restricted to: (i) the payment of professional fees in connection with bringing the Company’s filings current, and (ii) the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees and fees payable to the OTCQB and FINRA.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and restricted cash was $0.02 million and $0.3 million at December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, there was no cash over the federally insured limit.

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

Depreciation expense was approximately $2,000 and $2,000 for the years ended December 31, 2019 and 2018, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2019 and 2018, as they would be anti-dilutive:

	Year Ended December 31,
	2019	2018
Shares underlying options outstanding	7,686	12,941
Shares underlying warrants outstanding	96,330	100,517
Shares underlying convertible notes outstanding	641,119,669	33,133,513
Shares underlying convertible preferred stock outstanding	7,911,825	1,055,825
	649,135,510	34,302,796

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of December 31, 2019. The tables below summarize the fair values of our financial liabilities as of December 31, 2019 (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability	$1,785	$—	$—	$1,785

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Year ended December 31,
	2019	2018

Balance at beginning of year	$2,134	$2,934
Additions to derivative instruments	243	604
Reclassification on conversion	(265)	(352)
Loss (gain) on change in fair value of derivative liability	(327)	(1,052)
Balance at end of year	$1,785	$2,134

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

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the shorter of the service period or the vesting period of the stock-based compensation. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Determining the fair value of stock-based compensation at the grant date under this model requires judgment, including estimating volatility, employee stock option exercise behaviors and forfeiture rates. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Through December 31, 2018 we used the fair value method for equity instruments granted to non-employees and used the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

On January 1, 2019, the Company adopted ASU 2018-07, which substantially aligns stock-based compensation for employees and non-employees and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718. The Company used the modified prospective method of adoption. There was no cumulative effect of the adoption of ASC 718.

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2019 that are of significance or potential significance to the Company.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year Ended December 31,
	2019	2018
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$473	$503
Debentures converted to common stock	331	361
Derivative liability extinguished upon conversion of notes payable	265	352
Derivative liability issued	243	604
Accounts payable paid through issuance of debentures	—	15

There was no cash paid for interest and income taxes for the years ended December 31, 2019 and 2018.

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

Amortization expense recorded during the years ended December 31, 2019 and 2018 was approximately $33,000 and $17,000 for the years ended December 31, 2019 and 2018, respectively. Intangibles have been fully amortized at December 31, 2019.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018

Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	233	188
Accrued other	307	300
Total accrued expenses	$1,866	$1,814

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

During the years ended December 31, 2019 and 2018, we recorded gains of approximately $0.3 million and $1.1 million, respectively, related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at December 31, 2019 are as follows:

2019
Volatility	238% - 264%
Expected term (years)	3 - 11 months
Risk-free interest rate	1.55% – 1.6%
Dividend yield	None

As of December 31, 2019 and 2018, the derivative liability recognized in the financial statements was approximately $1.8 million and $2.1 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the years ended December 31, 2019 and 2018, respectively.

Legal Matters

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 9 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2019, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock and 5,000 shares of Series D Preferred Stock.

During December 2018, we designated 5,000 shares of preferred stock as Series D 0% Convertible Preferred Stock (the “Series D Preferred Stock”). Each share of Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1.00 (the “Stated Value”).

With respect to a vote of stockholders to approve a reverse split of the Common Stock to occur no later than December 31, 2019, only, each share of Series D Preferred Stock held by a Holder, as such, was entitled to 30,001 votes. On any matter presented to the stockholders of the Corporation for their action or consideration at any meeting of stockholders of the Corporation (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series D Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the certificate of incorporation, holders of the Series D Preferred Stock shall vote together with the holders of Common Stock as a single class.

Each share of Series D Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of Common Stock (subject to the limitations set forth in Section 6(d)) determined by dividing the Stated Value of such share of Series D Preferred Stock by the Conversion Price. As of December 31, 2019, the Conversion Price is $0.125 per share of Series D Preferred Stock.

In December 2015, we issued 1,853 shares of our Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”), with a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the Series A Preferred Stock at a conversion price of $112.50 per share as of December 31, 2019, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends. The Series A Preferred Stock was subject to adjustment pursuant to anti-dilution protection for subsequent equity sales for a period of 18 months from the effective date of the registration statement registering the shares underlying the Series A Preferred Stock, or until July 29, 2017.

In December 2016, we issued 1,000 shares of our Series B 0% Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the Series B Preferred Stock at a conversion price of $18.75 per share as of December 31, 2019, subject to beneficial ownership limitations and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to anti-dilution protection for subsequent equity sales and other conversion price adjustments.

In March and April 2017, issued 290.43148 shares of Series C 0% Convertible Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred Stock has a stated value of $1,000 and the common shares issuable pursuant to conversion of the Series C Preferred Stock at a conversion price of $18.75 per share as of December 31, 2019, subject to certain beneficial ownership limitations and subject to adjustment pursuant to stock splits and dividends, and pursuant to anti-dilution protection for subsequent equity sales for a period of twelve (12) months from the issuance of the Series C Preferred Stock.

During January 2019, we issued the 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000.

As a result past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $13.25 per share at December 31, 2019, (ii) our Series B Preferred Stock has been reduced to $0.01 per share at December 31, 2019, (iii) 200 shares of our Series C preferred stock has been reduced to $0.50 per share at December 31, 2019, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $0.25 per share at December 31, 2019, and (v) our Series D Preferred stock has been reduced to $0.125 per share at December 31, 2019.

Equity Financings

March 2017 Offering

In March, 2017, we sold $200,000 of the Company’s securities consisting of 200 shares of Series C Preferred Stock and an aggregate of 32,001 common stock purchase warrants as described below. The Series C Preferred Stock has a stated value of $1,000 and as of December 31, 2019, is convertible into 400,000 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $0.50 per share for 200 shares of Series C Preferred stock and $0.25 per share for 90.43418 shares of Series C Preferred stock, subject to adjustment. The Conversion Price is subject to adjustment pursuant to stock splits and dividends. The Series C Preferred Stock has anti-dilution protection until the twelve (12) month anniversary of the issuance of the Series C Preferred Stock.

The Investors also received an aggregate of approximately: (i) 10,667 Series M common stock purchase warrants (“Series M Warrants”), (ii) 10,667 Series N common stock purchase warrants (“Series N Warrants”) and (iii) 10,667 Series O common stock purchase warrants (“Series O Warrants”) (collectively, the “Warrants”). The Series M Warrants have an exercise price of $0.50 per share (as of December 31, 2019), subject to adjustment, and a term of five (5) years from the date of issuance, the Series N Warrants had an exercise price of $18.75 per share upon issuance, subject to adjustment, and a term of six (6) months from the date of issuance and the Series O warrants had an exercise price of $18.75 upon issuance, subject to adjustment, and a term of twelve (12) months from the date of issuance. The Series N and Series O Warrants have both expired. The Warrants are immediately exercisable and separately transferable from the Series C Preferred Stock. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Warrants may be exercised on a cashless basis after 6 months from the issuance date. The Warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. Additionally, the Warrants contain anti-dilution protection until the twelve (12) month anniversary of the issuance date.

April 2017 Offering

In April 2017, we sold $90,431 of the Company’s securities consisting of 90.43148 shares of Series Preferred Stock and an aggregate of 14,469 common stock purchase warrants as described below. The Series C Preferred Stock has a stated value of $1,000 and as of December 31, 2019, is convertible into approximately 361,737 shares of the Company’s common stock, subject to certain beneficial ownership limitations, at a conversion price equal to $0.25, subject to adjustment. The Conversion Price is subject to adjustment pursuant to stock splits and dividends. The Series C Preferred Stock has anti-dilution protection until the twelve (12) month anniversary of the issuance of the Series C Preferred Stock.

The Investors also received an aggregate of approximately: (i) 4,823 Series M Warrants, (ii) 4,823 Series N Warrants and (iii) 4,823 Series O Warrants. The Series M Warrants have an exercise price of $0.25 per share (as of December 31, 2019), subject to adjustment, and a term of five (5) years from the date of issuance, the Series N Warrants had an exercise price of $18.75 per share upon issuance, subject to adjustment, and a term of six (6) months from the date of issuance and the Series O warrants had an exercise price of $18.75, upon issuance subject to adjustment, and a term of twelve (12) months from the date of issuance. The Series N and Series O Warrants have both expired. The Warrants are immediately exercisable and separately transferable from the Series C Preferred Stock. In the event that the shares underlying the Warrants are not subject to a registration statement at the time of exercise, the Warrants may be exercised on a cashless basis after 6 months from the issuance date. The Warrants also contain provisions providing for an adjustment in the underlying number of shares and exercise price in the event of stock splits or dividends and fundamental transactions. Additionally, the Warrants contain anti-dilution protection until the twelve (12) month anniversary of the issuance date.

Conversion and exercise price resets

As a result past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $13.25 per share at December 31, 2019, (ii) 200 shares of our Series C preferred stock has been reduced to $0.50 per share at December 31, 2019, (iii) 90.43418 shares of our Series C Preferred Stock has been reduced to $0.25 per share at December 31, 2019, (iv) our Series D Preferred stock has been reduced to $0.125 per share at December 31, 2019, and (v) our Series B Preferred Stock has been reduced to $0.01 per share at December 31, 2019. The exercise prices of the outstanding warrants issued in conjunction with (i) the Series B Preferred Stock have been reduced to $0.01 per share, (ii) 200 shares of Series C Preferred Stock have been reduced to $0.50 per share, and (iii) 91.43418 shares of Series C preferred Stock have been reduced to $0.25 per share, respectively, as of December 31, 2019.

As a result of the reductions of the conversion prices of our preferred stock and warrants, we have recorded deemed dividends of approximately $54,000 and $196,000 during the years ended December 31, 2019 and 2018, respectively.

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

During the year ended December 31, 2019, we issued a total of 15,265,468 shares of common stock, valued at $471,583, upon the conversion of $331,415 principal amount of our convertible debentures

During the year ended December 31, 2018, we issued a total of 2,947,000 shares of common stock, valued at $503,308, upon the conversion of $361,255 principal amount of our convertible debentures.

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

Our 2007 Plan is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 2,000 shares of common stock for the foregoing awards per fiscal year with an aggregate of 8,000 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2019, we have granted awards under the 2007 Plan equal to approximately 7,228 shares of our common stock, and 5,595 shares have been cancelled or forfeited. Accordingly, there are 6,367 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

Our 2009 Plan, as amended is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2019, our 2009 Plan authorizes the issuance of up to 8,000 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to approximately 6,595 common shares, and 4,631 shares have been cancelled or forfeited. Accordingly, there are 6,036 shares of common stock available for future awards under the 2009 Plan.

Our Inducement Plan is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 12,000 shares of common stock to new employees of the Company. As of December 31, 2019, 8,454 grants have been made pursuant to the Plan.

Our 2017 Plan is administered by our Board or any of its committees. The purpose of our 2017 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The issuance of awards under our 2017 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2017 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2019, our 2017 Plan authorizes the issuance of up to 80,000 shares of our common stock for the foregoing awards, and we have not granted any awards under the plan. Accordingly, there are 80,000 shares of common stock available for future awards under the 2017 Plan.

The Company has recorded aggregate stock-based compensation expense related to the issuance of stock option awards in the following line items in the accompanying consolidated statement of losses (in thousands):

	Years Ended December 31,
	2019	2018
Research and development	$—	$62
General and administrative	—	28
Total stock-based compensation expense	$—	$90

During the year ended December 31, 2018, we accelerated the vesting of all unvested employee options. As of December 31, 2019, there was no unrecognized compensation cost related to non-vested stock options.

The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2017	14,252	$186.25
Granted	—	$—
Forfeited	(1,311)	$474.75
Outstanding at December 31, 2018	12,941	$157.00	3.8	$—
Granted	—	$—
Forfeited	(5,255)	$226.90
Outstanding at December 31, 2019	7,686	$109.37	2.9	$—

Exercisable at December 31, 2019	7,686	$109.37	2.9	$—

No options were issued or exercised during the years ended December 31, 2019 and 2018.

NOTE 11 – WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2017	121,829	$134.75
Granted	—	$—
Forfeited	(21,312)	$396.75
Outstanding at December 31, 2018	100,517	$79.00	2.7	$-
Granted	—	$—
Forfeited	(4,187)	$904.91
Outstanding at December 31, 2019	96,330	$42.95	1.8	$-

Exercisable at December 31, 2019	96,330	$42.95	1.8	$-

No warrants were issued or exercised during the years ended December 31, 2019 and 2018.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with our Series B preferred stock have been reduced to $0.01 and the warrants issued in conjunction with our Series C preferred stock have also been reduced to $0.25 - $0.50 at December 31, 2019.

The following table summarizes outstanding common stock purchase warrants as of December 31, 2019:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	3,758	$69.57	January 2020 through August 2023
Issued pursuant to 2015 financings	18,415	$210.00	July 2020 through December 2020
Issued pursuant to 2016 financings	58,667	$0.01	December 2021
Issued pursuant to 2017 financings	15,490	$0.42	March 2022 through April 2022
	96,330

NOTE 12 – CONVERTIBLE DEBENTURES AND NOTES

Effective September 30 2019, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures and notes issued in our December 2018 note offering, July 2018 debenture offering and September 2017 debenture offering (collectively, the “Debenture Offerings”) and extended the maturity date of such debentures until March 31, 2020 in exchange for the issuance of $96,000 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in October 2019. The debentures mature on October 1, 2020. These maturity dates of these instruments were extended until July 16, 2020 (see Note 14 – Subsequent Events).

Sabby Volatility Warrant Master Fund, Ltd. has paid certain of our accounts payable in the amount of $26,235. We issued $26,235 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in November 2019. The debentures mature November 20, 2020.

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

On December 13, 2018 we issued an aggregate of $25,000 in convertible promissory notes (“Notes”) for cash proceeds of $25,000. The Notes will mature on the earlier of (i) June 30, 2019 or (ii) such time as we raise capital in exchange for the sale of securities (“Maturity Date”) and bear interest at 10% per year, payable on the Maturity Date. Pursuant to the terms of the Notes, the Notes may be converted into shares of common stock upon an Event of Default (as such term is defined in the Notes) or upon the Maturity Date at the election of the holder at a price per share equal to 75% of the lowest trade price of our common stock on the trading day immediately prior to the date such exchange is exercised by the holder. The maturity date of the debentures has been extended to July 16, 2020 (see Note 14).

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

The Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $8.25 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the Debentures. The maturity date of the debentures has been extended to July 16, 2020 (see Note 14).

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

The Debentures to be issued to the Investors (i) are non-interest bearing, (ii) have a maturity date of September 12, 2018 and (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $8.25 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The maturity date of the debentures has been extended to July 16, 2020 (see Note 14).

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

The Company is also obligated pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s Debenture in cash upon our failure to have current public information available. This requirement has been waived by the Investors through July 16, 2020 (see Note 14).

In connection with the Offering, the Investors also entered in a registration rights agreement (“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“the Commission”) within 45 days from the date of the Registration Rights Agreement to register the resale of 100% of the shares of Common Stock underlying the Debentures and to maintain the effectiveness thereunder. The Company also agreed to have the registration statement declared effective within 75 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the Investors, as partial liquidated damages, a fee of 1.5% of each Investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time periods provided. This requirement has been waived by the Investors through July 16, 2020 (see Note 14).

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

NOTE 13 — INCOME TAXES

The Company had, subject to limitation, $41.2 million of net operating loss carryforwards at December 31, 2019, of which $39.9 million will expire at various dates through 2037. In addition, the Company has research and development tax credits of approximately $458,000 at December 31, 2019 available to offset future taxable income, which will expire from 2028 through 2037. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $241,000 and $178,000 for the years ended December 31, 2019 and 2018, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryover	$8,838	$8,597
Stock-based compensation	1,920	1,920
Accrued compensation	334	334
Other	30	30
Tax credits	458	458
Total deferred tax assets	11,580	11,339
Less: valuation allowance	(11,580)	(11,339)
Net deferred tax assets	$—	$—

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2019 and 2018 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) are as follows:

	2019	2018
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(7.0)%	(7.0)%
Non-deductible items	2.2%	(1,418.0)%
Valuation allowance	25.8%	1,446.0%
Effective income tax rate	—%	—%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 14 – SUBSEQUENT EVENTS

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The extent of the public-health impact of the outbreak is currently unknown and rapidly evolving, and the related health crisis could adversely affect the global economy, resulting in an economic downturn. Any disruption of the Company’s facilities or those of our suppliers could likely adversely impact the Company’s operations. At this time, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business.

Between January 1, 2020 and March 31, 2020, the Company issued an aggregate of 131,351,247 shares of common stock upon the conversion of $451,662 principal amount of debentures.

On March 6, 2020, the Company sold an aggregate of $250,000 of senior convertible debentures (“Debentures”) for cash to existing accredited institutional investors of the Company (the “Offering”). The Debentures issued (i) are non-interest bearing, (ii) have a maturity date of July 16, 2020 and (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the holder upon 61 days’ notice. The Debentures will have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date.

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

Furthermore, without the approval of the Debenture holders holding at least 67% of the then outstanding principal amount of the Debentures, the Company may not (i) amend its charter documents in any manner that adversely affects the rights of any Investor, (ii) repay or repurchase or acquire shares of its Common Stock, (iii) repay, repurchase, or acquire certain indebtedness, or (iv) pay cash dividends or distributions on any equity securities of the Company.

Effective March 6, 2020, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures and notes issued in our December 2018 note offering, July 2018 debenture offering and September 2017 debenture offering (collectively, the “Debenture Offerings”) and extended the maturity date of such debentures until July 16, 2020.

On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. Each share of Series E Preferred Stock has stated value of $1.00. The Series E Preferred Stock is convertible, at any time after the Original Issue Date at the option of the Holder into that number of shares of Common Stock (Subject to the limitations set forth in Section 6(d) of the certificate of designation of the Series E Preferred Stock), determined by dividing the stated value by the then in effect conversion price. As of the date of issuance, the conversion price is $0.01 per share.

With respect to a vote of stockholders to approve a reverse split of the Common Stock to occur no later than December 31, 2022 only, each share of Series E Preferred Stock held by a holder, as such, is entitled to 100,000 votes. On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series E Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series E Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the certificate of incorporation, holders of the Series E Preferred Stock shall vote together with the holders of Common Stock as a single class.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(i)	Amended and Restated Certificate of Incorporation, effective September 30, 2019		8-K	3.01(i)	000-55331	9/30/19

3.05(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.06(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.09(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

3.10(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E 0% Convertible Preferred Stock	*

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant		8-K	4.02	333-153829	9/09/09

4.07**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.08**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.09**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.10**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.11	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/20/13

4.12	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/20/13

4.13	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.14	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.15	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.16	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.17	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.18	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.19	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.20	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.21	Form of Securities Purchase Agreement for December 2015 Private Placement		8-K	10.01	000-55331	12/23/15

4.22	Form of Registration Rights Agreement for December 2015 Private Placement		8-K	10.02	000-55331	12/23/15

4.23	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement		8-K	10.03	000-55331	12/23/15

4.24	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement		8-K	10.05	000-55331	12/23/15

4.25	Form of Amendment Agreement from December 2015 Private Placement		8-K	10.04	000-55331	12/23/15

4.26**	Inducement Stock Option Plan adopted 7/15/2016		8-K	4.01	000-55331	7/20/16

4.27**	Form of Inducement Award non-Qualified Stock Option Grant		8-K	4.01	000-55331	7/20/16

4.28	Form of Securities Purchase Agreement for December 2016 Private Placement		8-K	10.01	000-55331	12/12/16

4.29	Form of Registration Rights Agreement for December 2016 Private Placement		8-K	10.02	000-55331	12/12/16

4.30	Form of Series J, K and L Warrants for December 2016 Private Placement		8-K	10.03	000-55331	12/12/16

4.31	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement		S-1	4.41	333-215561	1/13/17

4.32	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement		8-K	10.01	000-55331	3/20/16

4.33	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement		8-K	10.02	000-55331	3/20/16

4.34**	2017 Equity Compensation Plan adopted 11/1/17		8-K	4.01	000-55331	11/3/17

4.35	Form of Series D Preferred Stock Certificate		10-K	4.45	000-55331	4/26/19

4.36	Form of Series E Preferred Stock Certificate	*

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022		10-K	10.01	333-153829	3/29/13

10.02**	Form of Indemnification Agreement with Directors and Officers		8-K	10.01	000-55331	9/12/16

10.03**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.04**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.05**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.06	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

10.07**	Christopher Lowe employment Agreement		8-K	10.01	000-55331	8/05/16

10.08**	Form of Proprietary Information, Inventions and Competition Agreement		8-K	10.01	000-55331	8/10/16

10.09**	Ronald Shazer Employment Agreement		8-K	10.01	000-55331	8/10/16

10.10**	Form of Separation Agreement with Russell Richerson dated February 28, 2017		8-K	10.01	000-55331	3/03/17

10.11	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals		8-K	10.01	000-55331	8/03/17

10.12	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction		8-K	10.02	000-55331	8/03/17

10.13	Form of Exchange Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.14	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement		8-K	10.02	000-55331	9/12/17

10.15	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.16	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.17	Form of Registration Rights Agreement entered into 9/12/17		8-K	10.03	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.19	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.20	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering		10-K	10.23	000-55331	4/26/19

10.24	Form of Debenture for March 2020 Private Placement		8-K	10.01	000-55331	3/6/20

10.25	Form of Securities Purchase Agreement for May 2020 Preferred Stock Offering	*

14.01	Code of Ethics		10-K	14.01	000-55331	4/26/19

21.01	List of Subsidiaries of Registrant		10-K	21.01	000-55331	4/26/19

23.01	Consent of Liggett & Webb, P.A.	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.