Form 10-Q
period 2020-03-31
Inspyr Therapeutics, Inc.
filed 2020-07-06
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020, the issuer had 5,000,000 common shares, $0.0001 par value, issued and outstanding.

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on May 14, 2020. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2020), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $.0.0001 par value Series C preferred stock, our $0.0001 par value series D preferred stock, and our $0.0001 par value Series E Preferred Stock, unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on June 26, 2020 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three month period ended March 31, 2020 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2020. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

Reliance on Securities and Exchange Commission Order

The Company is filing its Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Report”) pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On May 13, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. As result of the global outbreak of the COVID-19 virus and out of an abundance of caution, members of the Company’s outside consultants, lawyers, and certain other employees, including financial reporting staff, began working remotely on or about March 15, 2020. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of some of its offices and having employees work remotely. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic that has spread throughout the United States and the world. The Company’s business was impacted by the COVID-19 pandemic as the Company’s headquarters, property management operations and other services offices located in Westlake Village, California, which were under stay-at-home orders resulting in staffing and work-from-home challenges which caused disruptions in communications and delayed completion of the audit. These disruptions to the process of preparing the Company’s financial statements as a result of the COVID-19 virus, are causing the Company’s Form 10-Q for the period ended March 31, 2020, which was due on May 15, 2020 to be delayed. Consequently, the Company was unable to timely file the Report without the extension provided for by the Order.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current assets:
Cash	$4	$4
Restricted cash	142	19
Total current assets	146	23

Total assets	$146	$23

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,233	$2,269
Accrued expenses	1,901	1,866
Convertible debentures, net of unamortized discount of $135 and $0, respectively	2,489	2,826
Derivative liability	2,243	1,785
Total current liabilities	8,866	8,746
Total liabilities	8,866	8,746

Commitments and contingencies	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,991,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 5,000,000 and 621,625 shares issued and outstanding, respectively	1	-
Additional paid-in capital	52,685	51,957
Accumulated deficit	(61,406)	(60,680)

Total stockholders’ deficit	(8,720)	(8,723)

Total liabilities and stockholders’ deficit	$146	$23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019

Operating expenses:
Research and development	$11	$11
General and administrative	114	201
Total operating expenses	125	212

Loss from operations	(125)	(212)

Other income (expense):
(Loss) gain on change in fair value of derivative liability	(727)	228
Gain on conversion of debt	158	50
Interest (expense), net	(32)	(141)

Loss before provision for income taxes	(726)	(75)

Provision for income taxes	-	-

Net loss	$(726)	$(75)

Net loss per common share, basic and diluted	$(0.36)	$(0.39)

Weighted average shares outstanding	2,036,478	192,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	5,495	$-	621,625	$-	$51,957	$(60,680)	$(8,723)

Conversion of notes	-	-	4,378,375	1	728	-	729

Net loss	-	-	-	-	-	(726)	(726)

Balance, March 31, 2020 (unaudited)	5,495	$-	5,000,000	$1	$52,685	$(61,406)	$(8,720)

Balance, December 31, 2018	495	$-	112,751	$-	$51,479	$(59,746)	$(8,267)

Sale of preferred stock	5,000	-	-	-	5	-	5

Conversion of notes	-	-	87,249	-	320	-	320

Net loss	-	-	-	-	-	(75)	(75)

Balance, March 31, 2019 (unaudited)	5,495	$-	200,000	$-	$51,804	$(59,821)	$(8,017)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(726)	$(75)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	5
Loss (gain) on change in fair value of derivative liability	727	(228)
Gain on conversion of debt	(158)	(50)
Amortization of debt discount	32	140
Increase in operating liabilities:
Accounts payable and accrued expenses	(2)	148
Cash used in operating activities	(127)	(60)

Cash flows from investing activities:
Cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of debentures	250	-
Proceeds from sale of preferred stock	-	5
Cash provided by financing activities	250	5

Net increase (decrease) in cash and restricted cash	123	(55)
Cash and restricted cash, beginning of period	23	331

Cash and restricted cash, end of period	$146	$276

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

The opinion of our independent registered accounting firm on our December 31, 2019 financial statements contains explanatory going concern language. We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $61 million as of March 31, 2020. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents and restricted cash balances at March 31, 2020 were approximately $146,000, representing 100% of our total assets. We curtailed substantially all operations in February 2018. Based on our current expected level of operating expenditures, and including approximately $250,000, we raised in March 2020, pursuant to the sale of our senior convertible debentures, we expect to be able to fund our operations into the third quarter of 2020. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

These interim consolidated financial statements as of and for the three months ended March 31, 2020 and 2019 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period. All references to March 31, 2020 and 2019 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K filed with the SEC on May 14, 2020.

The consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America. Certain items have been reclassified to conform to the current period presentation.

Reverse Stock Split

On June 10, 2020, the Company’s Board of Directors approved a one-for-thirty (1-for-30) reverse stock split of the Company’s common stock (“Reverse Stock Split”). In furtherance of the Reverse Stock Split, the Company has filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split effective as of 5:00 p.m. Eastern Time on June 26, 2020 (“Effective Time”). Accordingly, at the Effective Time, each of the Company’s common stock shareholders will receive one new share of common stock for every thirty shares such shareholder held immediately prior to the Effective Time. The Reverse Stock Split will also affect the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and will result in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the June 26, 2020 amendment.

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

Research and Development

Research and development costs are charged to expense as incurred. We incurred research and development expenses of approximately $0.01 million and $0.01 million for the three months ended March 31, 2020 and 2019, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at March 31, 2020 or December 31, 2019.

Restricted Cash

Restricted cash consists of funds held in trust for the Company. The use of these funds is restricted to: (i) the payment of professional fees in connection with keeping the Company’s filings current, and (ii) the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees and fees payable to the OTCQB and FINRA

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and restricted cash was $0.1 million and $0.02 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, there was no cash over the federally insured limit.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2020 and 2019, as they would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Shares underlying options outstanding	227	401
Shares underlying warrants outstanding	3,229	3,346
Shares underlying convertible notes outstanding	3,634,542	765,243
Shares underlying convertible preferred stock outstanding	263,728	36,528
	3,901,726	805,518

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of March 31, 2020. The tables below summarize the fair values of our financial liabilities as of March 31, 2020 (in thousands):

	Fair Value at March 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Derivative liability	$2,243	$—	$—	$2,243

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Three months ended March 31,
	2020	2019

Balance at beginning of year	$1,785	$2,134
Additions to derivative instruments	167	—
Reclassification on conversion	(436)	(166)
Loss (gain) on change in fair value of derivative liability	727	(228)
Balance at end of period	$2,243	$1,740

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2020 that are of significance or potential significance to the Company.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Three Months Ended March 31,
	2020	2019
Non-cash financing activities:
Common stock issued on conversion of notes payable and derivative liability	$729	$320
Debentures converted to common stock	452	204
Derivative liability extinguished upon conversion of notes payable	436	166
Derivative liability issued	167	—

There was no cash paid for interest and income taxes for the three months ended March 31, 2020 and 2019.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	244	233
Accrued other	331	307
Total accrued expenses	$1,901	$1,866

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

During the three months ended March 31, 2020 and 2019, we recorded expense of approximately $0.7 million and gain of approximately $0.2 million, respectively, related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at March 31, 2020 are as follows:

Volatility	328-391%
Expected term (years)	4 - 8 months
Risk-free interest rate	0.11 – 0.15%
Dividend yield	None

As of March 31, 2020 and December 31, 2019, the derivative liability recognized in the financial statements was approximately $2.2million and $1.8 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three months ended March 31, 2020 and 2019.

Legal Matters

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

COVID-19 Uncertainty

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2020, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock and 5,000 shares of Series D Preferred Stock.

During January 2019, we issued the 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000.

Common Stock

During the three months ended March 31, 2020, we issued a total of 4,378,375 shares of common stock, valued at $729,675, upon the conversion of $451,662 principal amount of our convertible debentures.

During the three months ended March 31, 2019, we issued a total of 87,249 shares of common stock, valued at $319,820, upon the conversion of $204,221 principal amount of our convertible debentures.

Conversion and exercise price resets

As a result past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $397.50 per share at March 31, 2020, (ii) 200 shares of our Series C preferred stock has been reduced to $15.00 per share at March 31, 2020, (iii) 90.43418 shares of our Series C Preferred Stock has been reduced to $7.50 per share at March 31, 2020, (iv) our Series D Preferred stock has been reduced to $3.75 per share at March 31, 2020, and (v) our Series B Preferred Stock has been reduced to $0.30 per share at March 31, 2020. The exercise prices of the outstanding warrants issued in conjunction with (i) the Series B Preferred Stock have been reduced to $0.30 per share, (ii) 200 shares of Series C Preferred Stock have been reduced to $15.00 per share, and (iii) 91.43418 shares of Series C preferred Stock have been reduced to $7.50 per share, respectively, as of March 31, 2020.

NOTE 9 – CONVERTIBLE DEBENTURES AND NOTES

On March 6, 2020, the Company sold an aggregate of $250,000 of senior convertible debentures (the “March Debentures”) for cash to existing accredited institutional investors of the Company (the “Offering”). The March Debentures issued (i) are non-interest bearing, (ii) have a maturity date of July 16, 2020 and (iii) are convertible into shares of common stock of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the holder upon 61 days’ notice. The March Debentures have a conversion price equal to the lesser of (i) $9.90 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date.

The March Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the March Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the March Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the March Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the debentures.

Furthermore, without the approval of the debenture holders holding at least 67% of the then outstanding principal amount of the March Debentures, the Company may not (i) amend its charter documents in any manner that adversely affects the rights of any investor, (ii) repay or repurchase or acquire shares of its common stock, (iii) repay, repurchase, or acquire certain indebtedness, or (iv) pay cash dividends or distributions on any equity securities of the Company.

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

Effective September 30 2019, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures and notes issued in our Debenture Offerings and extended the maturity date of such debentures until March 31, 2020 in exchange for the issuance of $96,000 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in October 2019. The debentures mature on October 1, 2020. These maturity dates of these instruments have been further extended until July 16, 2020.

On July 16, 2019, we entered into securities purchase agreements (“Securities Purchase Agreement”) with certain institutional investors (the “Investors”). Pursuant to the Securities Purchase Agreement, we issued an aggregate of $154,000 of senior convertible debentures (the July 2019 Debentures”) in exchange for the extension of the maturity date of our December 2018 convertible notes and certain of our July 2018 and September 2017 convertible debentures, and the waiver of certain default provisions of our July 2018 and September 2017 convertible debentures. We charged $154,000 to finance cost at the date of issuance.

The July 2019 Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The July 2019 Debentures have a conversion price equal to the lesser of (i) $247.50 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The July 2019 Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the July 2019 Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the July 2019 Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the July 2019 Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the July 2019 Debentures.

Furthermore, without the approval of the Investors holding at least 67% of the then outstanding principal amount of the July 2019 Debentures, the Company may not (i) amend its charter documents in any manner that adversely affects the rights of any Investor, (ii) repay or repurchase or acquire shares of its Common Stock, (iii) repay, repurchase, or acquire certain indebtedness, or (iv) pay cash dividends or distributions on any equity securities of the Company. The Company is also required under the Securities Purchase Agreement to hold a shareholder meeting by January 3, 2019 in order to increase the number of authorized shares of Common Stock of the Company such that there are sufficient shares of Common Stock available for issuance underlying the Debentures upon their conversion in full. The Company is also obligated under the Securities Purchase Agreement to pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s July 2019 Debenture in cash upon our failure to have current public information available beginning six (6) months after the issuance date of the Debentures.

The Investors were additionally given a right of participation in future offerings for a period of up to eighteen (18) months from the date on which the shares underlying the July 2019 Debentures are registered. The Securities Purchase Agreement also prohibits us from issuing any common stock, subject to certain exemptions, for a period of 60 days following the closing of the Offering, without the written approval of the Investors owning at least 50.1% of the securities issued in the Offering. Additionally, until the twelve month anniversary of the registration of the shares underlying the July 2019 Debentures, we are prohibited from entering into any agreement to effect any issuance of common stock in a variable rate transaction.

On December 13, 2018 we issued an aggregate of $25,000 in convertible promissory notes (“Notes”) for cash proceeds of $25,000. The Notes will mature on the earlier of (i) June 30, 2019 or (ii) such time as we raise capital in exchange for the sale of securities (“Maturity Date”) and bear interest at 10% per year, payable on the Maturity Date. Pursuant to the terms of the Notes, the Notes may be converted into shares of common stock upon an Event of Default (as such term is defined in the Notes) or upon the Maturity Date at the election of the holder at a price per share equal to 75% of the lowest trade price of our common stock on the trading day immediately prior to the date such exchange is exercised by the holder. The maturity date of the debentures has been extended to July 16, 2020.

On July 3, 2018, we entered into securities purchase agreements (“Securities Purchase Agreement”) with certain institutional investors (the “Investors”). Pursuant to the Securities Purchase Agreement, we sold an aggregate of $515,000 of senior convertible debentures (“July 2018 Debentures”) consisting of $500,000 in cash and the cancellation of $15,000 of obligations of the Company (the “Offering”). Pursuant to the terms of the Securities Purchase Agreement, we will issue $515,000 in principal amount of July 2018 Debentures.

The July 2018 Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The July 2018 Debentures have a conversion price equal to the lesser of (i) $247.50 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The July 2018 Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the July 2018 Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the July 2018 Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the July 2018 Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the July 2018 Debentures. The maturity date of the July 2018 Debentures has been extended to July 16, 2020.

Furthermore, without the approval of the Investors holding at least 67% of the then outstanding principal amount of the July 2018 Debentures, the Company may not (i) amend its charter documents in any manner that adversely affects the rights of any Investor, (ii) repay or repurchase or acquire shares of its Common Stock, (iii) repay, repurchase, or acquire certain indebtedness, or (iv) pay cash dividends or distributions on any equity securities of the Company. The Company is also required under the Securities Purchase Agreement to hold a shareholder meeting by January 3, 2019 in order to increase the number of authorized shares of Common Stock of the Company such that there are sufficient shares of Common Stock available for issuance underlying the July 2018 Debentures upon their conversion in full. The Company is also obligated under the Securities Purchase Agreement to pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s Debenture in cash upon our failure to have current public information available beginning six (6) months after the issuance date of the Debentures.

The Investors were additionally given a right of participation in future offerings for a period of up to eighteen (18) months from the date on which the shares underlying the July 2018 Debentures are registered. The Securities Purchase Agreement also prohibits us from issuing any common stock, subject to certain exemptions, for a period of 60 days following the closing of the Offering, without the written approval of the Investors owning at least 50.1% of the securities issued in the Offering. Additionally, until the twelve month anniversary of the registration of the shares underlying the July 2018 Debentures, we are prohibited from entering into any agreement to effect any issuance of common stock in a variable rate transaction.

On September 12, 2017 we entered into an exchange agreement (“Exchange Agreement”) with certain holders (the “Investors”) of our Series A 0% Convertible Preferred Stock (“Series A Shares”) and Series B 0% Convertible Preferred Stock (“Series B Shares”). Pursuant to the terms of the Exchange Agreement, we issued to the investors approximately $2.5 million in principal amount of senior convertible debentures (the “September 2017 Debentures”) in exchange for 1,614.8125 Series A Shares with a stated value of approximately $1.6 million and 890 Series B Shares with a stated value of approximately $0.9 million.

On September 12, 2017, we sold an aggregate of $320,000 of our September 2017 Debentures. The sale consisted of $250,000 in cash and the cancellation of $70,000 of obligations of the Company.

The September 2017 Debentures to be issued to the Investors (i) are non-interest bearing, (ii) have a maturity date of September 12, 2018 and (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the Investor upon 61 days’ notice. The September 2017 Debentures have a conversion price equal to the lesser of (i) $247.50 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The maturity date of the September 2017 Debentures has been extended to July 16, 2020.

The September 2017 Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the September 2017 Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the September 2017 Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the September 2017 Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the September 2017 Debentures.

Furthermore, without the approval of the Investors holding at least 67% of the then outstanding principal amount of the September 2017 Debentures, the Company may not (i) amend its charter documents in any manner that adversely affects the rights of any Investor, (ii) repay or repurchase or acquire shares of its Common Stock, (iii) repay, repurchase, or acquire certain indebtedness, or (iv) pay cash dividends or distributions on any equity securities of the Company.

The Company is also obligated pay Investors, as partial liquidated damages, a fee of 2.0% of each Investor’s initial principal amount of such Investor’s Debenture in cash upon our failure to have current public information available. This requirement has been waived by the Investors through July 16, 2020.

In connection with the Offering, the Investors also entered in a registration rights agreement (“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (“the Commission”) within 45 days from the date of the Registration Rights Agreement to register the resale of 100% of the shares of Common Stock underlying the September 2017 Debentures and to maintain the effectiveness thereunder. The Company also agreed to have the registration statement declared effective within 75 days from the date of the Registration Rights Agreement and keep the registration statement continuously effective until the earlier of (i) the date after which all of the securities to be registered thereunder have been sold, or (ii) the date on which all the securities to be registered thereunder may be sold without volume or manner-of-sale restrictions and without current public information pursuant to Rule 144 under the Securities Act of 1933, as amended. We are also obligated to pay the Investors, as partial liquidated damages, a fee of 1.5% of each Investor’s subscription amount per month in cash upon the occurrence of certain events, including our failure to file and / or have the registration statement declared effective within the time periods provided. This requirement has been waived by the Investors through July 16, 2020.

The Investors were additionally given a right of participation in future offerings for a period of up to eighteen months from the date in which the shares underlying the September 2017 Debentures are registered as contemplated in the Registration Rights Agreement. The Securities Purchase Agreement also prohibits the Company from issuing any Common Stock, subject to certain exemptions, for a period of 60 days following the closing of the Offering, without the written approval of the Investors owning at least 50.1% of the securities issued in the Offering. Additionally, until the twelve (12) month anniversary of such effectiveness of the registration statement as contemplated in the Registration Rights Agreement, the Company is prohibited from entering into any agreement to effect any issuance of Common Stock in a variable rate transaction.

As a result of a buy-in failure to deliver certain shares pursuant to a debenture conversion, the Company incurred penalties of $24,551, as provided for in the debenture; such amount reduced the gain on our conversion of debt during the three months ended March 31, 2020.

NOTE 10 – SUBSEQUENT EVENTS

 On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. Each share of Series E Preferred Stock has stated value of $1.00. The Series E Preferred Stock is convertible, at any time after the Original Issue Date at the option of the Holder into that number of shares of Common Stock (Subject to the limitations set forth in Section 6(d) of the certificate of designation of the Series E Preferred Stock), determined by dividing the stated value by the then in effect conversion price. As of the date of issuance, the conversion price is $0.30 per share.

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

On June 10, 2020, the Company’s Board of Directors approved a one-for-thirty (1-for-30) reverse stock split of the Company’s common stock (“Reverse Stock Split”). In furtherance of the Reverse Stock Split, the Company has filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split effective as of 5:00 p.m. Eastern Time on June 26, 2020 (“Effective Time”). Accordingly, at the Effective Time, each of the Company’s common stock shareholders will receive one new share of common stock for every thirty shares such shareholder held immediately prior to the Effective Time. The Reverse Stock Split will also affect the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and will result in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the June 26, 2020 amendment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, pre-clinical and clinical studies, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this quarterly report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 14, 2020.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three months ended March 31, 2020 to the comparable period of 2019.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Recent Developments

●	On March 6, 2020, we completed the private placement of $250,000 of non-interesting bearing senior convertible securities.

●	On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. Each share of Series Preferred Stock has a stated value of $1.00. The Series E Preferred Stock is convertible, at any time after the original issue date, at the option of the holder, into that number of shares of Common Stock (Subject to the limitations set forth in Section 6(d) of the certificate of designation of the Series E Preferred Stock), determined by dividing the stated value by the then in effect conversion price. As of the date of issuance, the conversion price is $0.30 per share.

●	Effective June 26, 2020, the Company completed a 1-for-30 reverse stock split of its outstanding Common Stock.

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of March 31, 2020 we had an accumulated deficit of approximately $61 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and restricted cash balances at March 31, 2020 was approximately $146,000 representing 100% of total assets. In March 2020, we completed a private placement of $250,000 of our debt securities. Based on our current expected level of operating expenditures and cash balance as of March 31, 2020, we expect to be able to fund our operations into the third quarter of 2020. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2019 Annual Report on Form 10-K.

Result of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended March 31, 2020 and 2019, and we do not anticipate generating any revenues during 2020. Net losses for the three months ending March 31, 2020 and 2019 were approximately $0.7 million and $0.1 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.1 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended March 31		Change in 2020 versus 2019
	2020	2019	$	%
	(amount in thousands)
Operating Expenses
Research and development	$11	$11	$-	-
General and administrative	114	201	(87)	(43)%
Total operating expenses	$125	$212	$(87)	(41)%

Research and Development Expenses

Research and development expenses totaled approximately $0.01 million and $0.01 million for the three months ended March 31, 2020 and 2019, respectively.

Our research and development expenses currently consist primarily of storage costs for our therapeutic agents.

General and Administrative

General and administrative expenses totaled approximately $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of approximately $0.1 million, or 43%, for the three months ended March 31, 2020 compared to the same period in 2019, was primarily due to decreased professional fees.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.6 million of expense and $0.1 million of income for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,		Change in 2020 Versus 2019
	2020	2019	$	%
	(amount in thousands)
(Loss) gain on change in fair value of derivative liability	$(727)	$228	$(955)	(419)%
Gain on conversion of debt	158	50	108	216%
Interest (expense), net	(32)	(141)	109	77%
Total other income (expense)	$(601)	$137	$(738)	(539)%

(Loss) gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we incurred expense of $0.7 million during the three months ended March 31, 2020 compared to a gain in the fair value of our derivative liability of $0.2 million during the three months ended March 31, 2019. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019 and March 2020, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.2 million during the three months ended March 31, 2020, compared to a gain of $0.05 million during the three months ended March 31, 2019. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.03 million in the three months ended March 31, 2020 compared to expense of $0.1 million for the three months ended March 31, 2019. The decrease of $0.1 million was attributable a decrease in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $61 million as of March 31, 2020 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of approximately $37.5 million. Cash and restricted cash at March 31, 2020 were $146,000.

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

	Three months ended March 31,		Change in 2020 versus 2019
	2020	2019	$	%
	(amount in thousands)
Cash and restricted cash at beginning of period	$23	$331	$(308)	(93)%
Net cash used in operating activities	(127)	(60)	(67)	112%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	250	5	245	4,900%
Cash and restricted cash at end of period	$146	$276	$(130)	47%

Cash, including restricted cash, totaled approximately $0.1 million and $0.3 million as of March 31, 2020 and 2019, respectively. The decrease of approximately $0.1 million at March 31, 2020 compared to the same period in 2019 was primarily attributable to cash available from prior year private placements offset by an increase in cash used in operation.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Cash used for operations increased by approximately $0.07 million, or 112%, during the three months ended March 31, 2020, compared to the same period in 2019. The increase in cash used was primarily attributable to changes in accounts payable and accrued expenses of approximately $0.2 million partially offset by a decrease in our net loss (after adjusting for noncash items) of approximately $0.1 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the three months ended March 31, 2020 and 2019.

Net Cash Provided by Financing Activities

There was $250,000 cash provided by financing activities for the three months ended March 31, 2020, compared to $5,000 cash provided by financing activities for the three months ended March 31, 2019. In 2020, we received proceeds of $250,000 from the sale of convertible debentures and in 2019 we received proceeds of $5,000 from the sale of preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2020. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of March 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending March 31, 2020 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and restricted cash balances at March 31, 2020 was approximately $146,000. In February 2018 we were forced to curtail our operations. Despite raising $250,000 in gross proceeds through the sale of convertible debentures in March 2020, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

From inception through March 31, 2020, we have raised approximately $37.5 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $61 million. Our net losses for the two most recent fiscal years ended December 31, 2019 and 2018 were $934,000 and $12,000, respectively. Our increase in net losses is primarily the result of decreases in gains from the change in fair value of our derivative instruments and gains on conversions of debt, and increases in professional fees and interest expense, all partially offset by a decrease in compensation expense. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of June 22, 2020, we have issued and outstanding approximately 5,000,000 shares of common stock. As of June 22, 2020, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, and 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue approximately 145,000,000 additional shares of common stock, and 29,989,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of June 22, 2020, we had 5,000,000 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding, and 5,000 shares of Series E 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $3,891,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $2,624,346 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, and Series D 0% Convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of June 22, 2020, we were obligated to reserve for issuance (i) 438 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 473,334 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 50,782 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 1,333 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 16,667 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) 5,661 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1,272.19 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (vii) 226 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1,920.57 per share and (viii) 25,792,428 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

●	Between January 1, 2020 and March 31, 2020, debenture holders converted an aggregate of $451,662 into 4,378,375 shares of common stock at per share conversion prices ranging from $0.063 to $0.141.

●	On March 6, 2020, we issued an aggregate of $250,000 in senior convertible debentures (“March 2020 Debentures”) to certain accredited investors for cash. The Debentures have a conversion price equal to the lesser of (i) $9.90 (subject to price protection) and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on the conversion date. The March 2020 Debentures mature on July 16, 2020, and except as specifically described herein, have the same terms as the July 2018 Debentures.

●	On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. The Series E Preferred Stock are convertible into shares of Common Stock at a conversion price of $0.30 per share

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

INSPYR THERAPEUTICS, INC.

Date: July 6, 2020	/s/ Michael Cain
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(i)	Amended and Restated Certificate of Incorporation, effective September 30, 2019		8-K	3.01(i)	000-55331	9/30/19

3.05(i)	Amended and Restated Certificate of Incorporation, effective June 26, 2020		8-K	3.01(i)	000-55331	6/29/20

3.06(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.09(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.10(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

3.11(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E 0% Convertible Preferred Stock		10-K	3.10(i)	000-55331	5/14/20

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010	8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant	8-K	4.02	333-153829	9/09/09

4.07**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013	10-K	4.11	333-153829	3/29/13

4.08**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.09**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.10**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.11	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/20/13

4.12	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/20/13

4.13	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.14	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.15	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.16	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.17	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.18	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.19	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.20	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.21	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.22	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.23	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.24	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.25	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.26**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.27**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.01	000-55331	7/20/16

4.28	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.29	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.30	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.31	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.32	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.33	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

4.34**	2017 Equity Compensation Plan adopted 11/1/17	8-K	4.01	000-55331	11/3/17

4.35	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

4.36	Form of Series E Preferred Stock Certificate	10-K	4.36	000-55331	5/14/20

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.03**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.04**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.05**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.06	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.07**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.08**	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.01	000-55331	8/10/16

10.09**	Ronald Shazer Employment Agreement	8-K	10.01	000-55331	8/10/16

10.10**	Form of Separation Agreement with Russell Richerson dated February 28, 2017	8-K	10.01	000-55331	3/03/17

10.11	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals	8-K	10.01	000-55331	8/03/17

10.12	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction	8-K	10.02	000-55331	8/03/17

10.13	Form of Exchange Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.14	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement	8-K	10.02	000-55331	9/12/17

10.15	Form of Securities Purchase Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.16	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement	8-K	10.02	000-55331	9/12/17

10.17	Form of Registration Rights Agreement entered into 9/12/17	8-K	10.03	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for July 2018 Private Placement	8-K	10.01	000-55331	7/3/18

10.19	Form of Debenture for July 2018 Private Placement	8-K	10.02	000-55331	7/3/18

10.20	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering	10-K	10.23	000-55331	4/26/19

10.24	Form of Debenture for March 2020 Private Placement	8-K	10.01	000-55331	3/6/20

10.25	Form of Securities Purchase Agreement for May 2020 Preferred Stock Offering	10-K	10.25	000-55331	5/14/20

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.