Form 10-Q
period 2020-06-30
Inspyr Therapeutics, Inc.
filed 2020-08-14
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 6, 2020, the issuer had 6,587,157 common shares, $0.0001 par value, issued and outstanding.

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on May 14, 2020. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. and our wholly owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2020), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $.0.0001 par value Series C preferred stock, our $0.0001 par value series D preferred stock, and our $0.0001 par value Series E Preferred Stock, unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on June 26, 2020 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and six month period ended June 30, 2020 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2020. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current assets:
Cash	$4	$4
Restricted cash	112	19
Total current assets	116	23

Total assets	$116	$23

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,283	$2,269
Accrued expenses	1,931	1,866
Convertible debentures, net of unamortized discount of $20 and $0, respectively	2,604	2,826
Derivative liability	3,187	1,785
Total current liabilities	10,005	8,746
Total liabilities	10,005	8,746

Commitments and contingencies	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,991,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series E, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively		-
Common stock, par value $.0001 per share; 150,000,000 shares authorized, 5,001,757 and 623,382 shares issued and outstanding, respectively	1	-
Additional paid-in capital	52,691	51,957
Accumulated deficit	(62,581)	(60,680)

Total stockholders’ deficit	(9,889)	(8,723)

Total liabilities and stockholders’ deficit	$116	$23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$11	$11	$22	$22
General and administrative	104	139	218	340
Total operating expenses	115	150	240	362

Loss from operations	(115)	(150)	(240)	(362)

Other income (expense):
Loss on change in fair value of derivative liability	(944)	(547)	(1,671)	(319)
Gain on conversion of debt	-	-	158	50
Interest expense, net	(116)	(141)	(148)	(282)

Loss before provision for income taxes	(1,175)	(838)	(1,901)	(913)

Provision for income taxes	-	-	-	-

Net loss	$(1,175)	$(838)	$(1,901)	$(913)

Net loss per common share, basic and diluted	$(0.23)	$(4.19)	$(0.54)	$(4.65)

Weighted average shares outstanding, basic and diluted	5,001,757	201,757	3,519,996	198,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2019	5,495	$-	623,382	$-	$51,957	$(60,680)	$(8,723)
Conversion of notes	-	-	4,378,375	1	729	-	730
Net loss	-	-	-	-	-	(726)	(726)
Balance, March 31, 2020 (unaudited)	5,495	-	5,001,757	1	52,686	(61,406)	(8,719)
Sale of preferred stock	5,000	-	-	-	5	-	5
Net loss						(1,175)	(1,175)
Balance, June 30, 2020 (unaudited)	10,495	$-	5,001,757	$1	$52,691	$(62,581)	$(9,889)

	Convertible Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2018	495	$-	114,508	$-	$51,479	$(59,746)	$(8,267)
Sale of preferred stock	5,000	-	-	-	5	-	5
Conversion of notes	-	-	87,249	-	320	-	320
Net loss	-	-	-	-	-	(75)	(75)
Balance, March 31, 2019 (unaudited)	5,495	-	201,757	-	51,804	(59,821)	(8,017)
Net loss	-	-	-	-	-	(838)	(838)
Balance, June 30, 2019 (unaudited)	5,495	$-	201,757	$-	$51,804	$(60,659)	$(8,855)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,901)	$(913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	10
Loss on change in fair value of derivative liability	1,671	319
Gain on conversion of debt	(158)	(50)
Amortization of debt discount	147	280
Increase in operating liabilities:
Accounts payable and accrued expenses	79	247
Cash used in operating activities	(162)	(107)

Cash flows from investing activities:
Cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of debentures	250	-
Proceeds from sale of preferred stock	5	5
Cash provided by financing activities	255	5

Net increase (decrease) in cash and restricted cash	93	(102)
Cash and restricted cash, beginning of period	23	331

Cash and restricted cash, end of period	$116	$229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

The opinion of our independent registered accounting firm on our December 31, 2019 financial statements contains explanatory going concern language. We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses since inception and have an accumulated deficit of $63 million as of June 30, 2020. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash and cash equivalents and restricted cash balances at June 30, 2020 were approximately $116,000, representing 100% of our total assets. We curtailed substantially all operations in February 2018. Based on our current expected level of operating expenditures, and including approximately $250,000, we raised in March 2020, pursuant to the sale of our senior convertible debentures, we expect to be able to fund our operations into the fourth quarter of 2020. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

Our auditors’ report issued in connection with our December 31, 2019 consolidated financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Accordingly, our current cash level raises substantial doubt about our ability to continue as a going concern past the fourth quarter of 2020. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

These interim consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period. All references to June 30, 2020 and 2019 in these footnotes are unaudited.

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

Reverse Stock Split

On June 10, 2020, the Company’s Board of Directors approved a one-for-thirty (1-for-30) reverse stock split of the Company’s common stock (“Reverse Stock Split”). Pursuant to the Reverse Stock Split, the Company filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split effective as of 5:00 p.m. Eastern Time on June 26, 2020 (“Effective Time”). Accordingly, at the Effective Time, each of the Company’s common stock shareholders received one new share of common stock for every thirty shares such shareholder held immediately prior to the Effective Time. The Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the June 26, 2020 amendment.

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

Research and Development

Research and development costs are charged to expense as incurred. We incurred research and development expenses of approximately $0.01 million and $0.01 million for the three months ended June 30, 2020 and 2019, respectively. We incurred research and development expenses of approximately $0.02 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at June 30, 2020 or December 31, 2019.

Restricted Cash

Restricted cash consists of funds held in trust for the Company. The use of these funds is restricted to: (i) the payment of professional fees in connection with keeping the Company’s filings current, and (ii) the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees and fees payable to the OTC Markets Group and FINRA

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and restricted cash was $0.1 million and $0.02 million at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, there was no cash over the federally insured limit.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of June 30, 2020 and 2019, as they would be anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Shares underlying options outstanding	226	398
Shares underlying warrants outstanding	3,225	3,218
Shares underlying convertible notes outstanding	28,167,155	1,079.352
Shares underlying convertible preferred stock outstanding	280,395	36,528
	28,451,001	1,119,496

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of June 30, 2020. The tables below summarize the fair values of our financial liabilities as of June 30, 2020 (in thousands):

	Fair Value at June 30,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Derivative liability	$3,187	$—	$—	$3,187

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019

Balance at beginning of year	$1,785	$2,134
Additions to derivative instruments	167	—
Reclassification on conversion	(436)	(166)
Loss (gain) on change in fair value of derivative liability	1,671	319
Balance at end of period	$3,187	$2,287

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the three months ended June 30, 2020 that are of significance or potential significance to the Company.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Six Months Ended June 30,
	2020	2019
Non-cash financing activities:
Common stock issued on conversion of notes payable and derivative liability	$730	$320
Debentures converted to common stock	452	204
Derivative liability extinguished upon conversion of notes payable	436	166
Derivative liability issued	167	—

There was no cash paid for interest and income taxes for the six months ended June 30, 2020 and 2019.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	255	233
Accrued other	350	307
Total accrued expenses	$1,931	$1,866

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

During the three months ended June 30, 2020 and 2019, we recorded expense of approximately $0.9 million and $0.5 million, respectively, related to the change in fair value of the derivative liabilities during the periods. During the six months ended June 30, 2020 and 2019, we recorded expense of approximately $1.7 million and $0.3 million, respectively. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at June 30, 2020 are as follows:

Volatility	266-360%
Expected term (years)	3 - 6 months
Risk-free interest rate	0.16 – 0.18%
Dividend yield	None

As of June 30, 2020 and December 31, 2019, the derivative liability recognized in the financial statements was approximately $3.2 million and $1.8 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three and six months ended June 30, 2020 and 2019.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2020, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock, 5,000 shares of Series D Preferred Stock and 5,000 shares of Series E Preferred Stock.

On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. Each share of Series E Preferred Stock has stated value of $1.00. The Series E Preferred Stock is convertible, at any time after the Original Issue Date at the option of the Holder into that number of shares of Common Stock (Subject to the limitations set forth in Section 6(d) of the certificate of designation of the Series E Preferred Stock), determined by dividing the stated value by the then in effect conversion price. As of the date hereof, the conversion price is $0.30 per share.

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

During January 2019, we issued the 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000.

Common Stock

During the six months ended June 30, 2020, we issued a total of 4,378,375 shares of common stock, valued at $729,675, upon the conversion of $451,662 principal amount of our convertible debentures.

During the six months ended June 30, 2019, we issued a total of 87,249 shares of common stock, valued at $319,820, upon the conversion of $204,221 principal amount of our convertible debentures.

Conversion and exercise price resets

As a result past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $397.50 per share as of June 30, 2020, (ii) our Series B Preferred Stock has been reduced to $0.30 per share as of June 30, 2020, (iii) 200 shares of our Series C preferred stock has been reduced to $15.00 per share as of June 30, 2020, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $7.50 per share as of June 30, 2020, and (v) our Series D Preferred stock has been reduced to $3.75 per share as of June 30, 2020. The exercise prices of the outstanding warrants issued in conjunction with (i) the Series B Preferred Stock have been reduced to $0.30 per share, (ii) 200 shares of Series C Preferred Stock have been reduced to $15.00 per share, and (iii) 91.43418 shares of Series C preferred Stock have been reduced to $7.50 per share, respectively, as of June 30, 2020.

NOTE 9 – CONVERTIBLE DEBENTURES AND NOTES

Extension of Outstanding Debentures until December 31, 2020

Effective March 6, 2020, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures and notes issued in our December 2018 note offering, July 2018 debenture offering and September 2017 debenture offering (collectively, the “Debenture Offerings”) and extended the maturity date of such debentures until July 16, 2020. Effective July 16, 2020 the maturity date of all of the debentures was extended to December 31, 2020.

March 2020 Debentures

On March 6, 2020, the Company sold an aggregate of $250,000 of senior convertible debentures (the “March 2020 Debentures”) for cash to existing accredited institutional investors of the Company (the “March 2020 Offering”). The March 2020 Debentures issued (i) are non-interest bearing, (ii) have a maturity date of July 16, 2020 and (iii) are convertible into shares of common stock of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 9.99%. The March Debentures have a conversion price equal to the lesser of (i) $9.90 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. Effective July 16, 2020 the maturity date of the debentures was extended to December 31, 2020.

The March 2020 Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the March 2020 Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the March 2020 Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the March 2020 Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the debentures.

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

November 2019 Debentures

Sabby Volatility Warrant Master Fund, Ltd. has paid certain of our accounts payable in the amount of $26,235. We issued $26,235 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in November 2019. The debentures mature November 20, 2020.

October 2019 Debentures

Effective September 30 2019, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures and notes issued in our Debenture Offerings and extended the maturity date of such debentures until March 31, 2020 in exchange for the issuance of $96,000 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in October 2019. The debentures originally matured on October 1, 2020. These maturity dates of these debentures were extended to December 31, 2020.

July 2019 Debentures

On July 16, 2019, we entered into securities purchase agreements with certain institutional investors. Pursuant to the securities purchase agreement, we issued an aggregate of $154,000 of senior convertible debentures (the “July 2019 Debentures”) in exchange for the extension of the maturity date of our December 2018 convertible notes and certain of our July 2018 and September 2017 convertible debentures, and the waiver of certain default provisions of our July 2018 and September 2017 convertible debentures. We charged $154,000 to finance cost at the date of issuance.

The July 2019 Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the investor upon 61 days’ notice. The July 2019 Debentures have a conversion price equal to the lesser of (i) $247.50 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. The July 2019 Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the July 2019 Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the July 2019 Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the July 2019 Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the July 2019 Debentures. Effective July 16, 2020 the maturity date of the debentures was extended to December 31, 2020.

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

December 2018 Debentures

On December 13, 2018 we issued an aggregate of $25,000 in convertible promissory notes (“Notes”) for cash proceeds of $25,000. The Notes will mature on the earlier of (i) June 30, 2019 or (ii) such time as we raise capital in exchange for the sale of securities (“Maturity Date”) and bear interest at 10% per year, payable on the Maturity Date. Pursuant to the terms of the Notes, the Notes may be converted into shares of common stock upon an Event of Default (as such term is defined in the Notes) or upon the Maturity Date at the election of the holder at a price per share equal to 75% of the lowest trade price of our common stock on the trading day immediately prior to the date such exchange is exercised by the holder. The maturity date of the debentures has been extended to July 16, 2020. Effective July 16, 2020 the maturity date of the debentures was extended to December 31, 2020.

July 2018 Debentures

On July 3, 2018, we entered into securities purchase agreements with certain institutional investors. Pursuant to the securities purchase agreement, we sold an aggregate of $515,000 of senior convertible debentures (“July 2018 Debentures”) consisting of $500,000 in cash and the cancellation of $15,000 of obligations of the Company. Pursuant to the terms of the securities purchase agreement, we issued $515,000 in principal amount of July 2018 Debentures. The July 2018 Debentures have substantially the same terms as the July 2019 Debentures.

September 2017 Debentures

On September 12, 2017 we entered into an exchange agreement (“Exchange Agreement”) with certain holders of our Series A 0% Convertible Preferred Stock (“Series A Shares”) and Series B 0% Convertible Preferred Stock (“Series B Shares”). Pursuant to the terms of the Exchange Agreement, we issued to the investors approximately $2.5 million in principal amount of senior convertible debentures (the “September 2017 Debentures”) in exchange for 1,614.8125 Series A Shares with a stated value of approximately $1.6 million and 890 Series B Shares with a stated value of approximately $0.9 million.

On September 12, 2017, we sold an aggregate of $320,000 of our September 2017 Debentures. The sale consisted of $250,000 in cash and the cancellation of $70,000 of obligations of the Company.

The September 2017 Debentures have substantially the same terms as the July 2019 Debentures. The maturity date of the September 2017 Debentures has been extended to December 31, 2020.

As a result of a buy-in failure to deliver certain shares pursuant to a debenture conversion, the Company incurred penalties of $24,551, as provided for in the debenture; such amount reduced the gain on our conversion of debt during the three and six months ended June 30, 2020.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company issued 1,585,400 shares of common stock pursuant to the conversion of $80,906 of our outstanding debentures.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and six months ended June 30, 2020 to the comparable periods of 2019.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. Mipsagargin is the only product candidate for which we have conducted clinical trials, and we have not received FDA approval to market, distribute or sell any products. We have currently curtailed our research on mipsagargin. We are also working on developing IND approved studies for our adenosine receptor technology platform. Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of June 30, 2020 we had an accumulated deficit of approximately $63 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and restricted cash balances at June 30, 2020 was approximately $116,000 representing 100% of total assets. In March 2020, we completed a private placement of $250,000 of our debt securities. Based on our current expected level of operating expenditures and cash balance as of June 30, 2020, we expect to be able to fund our operations into the fourth quarter of 2020. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Result of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended June 30, 2020 and 2019, and we do not anticipate generating any revenues during 2020. Net losses for the three months ending June 30, 2020 and 2019 were approximately $1.18 million and $0.84 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.12 million and $0.15 million during the three months ended June 30, 2020 and 2019, respectively. The decrease in operating expenses is the result of the following factors.

	Three months ended June 30		Change in 2020 versus 2019
	2020	2019	$	%
	(amount in thousands)
Operating Expenses
Research and development	$11	$11	$-	-
General and administrative	104	139	(35)	(25)%
Total operating expenses	$115	$150	$(35)	(23)%

Research and Development Expenses

Research and development expenses totaled approximately $0.01 million and $0.01 million for the three months ended June 30, 2020 and 2019, respectively.

Our research and development expenses currently consist of storage costs for our therapeutic agents.

General and Administrative

General and administrative expenses totaled approximately $0.1 million and $0.14 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of approximately $0.04 million, or 28.6%, for the three months ended June 30, 2020 compared to the same period in 2019, was primarily due to decreased professional fees.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $1.1 million of expense and $0.7 million of income for the six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Change in 2020 Versus 2019
	2020	2019	$	%
	(amount in thousands)
Loss on change in fair value of derivative liability	$(944)	$(547)	$(397)	(73)%
Interest (expense), net	(116)	(141)	25	18%
Total other income (expense)	$(1,060)	$(688)	$(372)	(54)%

Loss on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we recorded a loss of $0.9 million during the three months ended June 30, 2020 compared to a loss of $0.5 million during the three months ended June 30, 2019. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019 and March 2020, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Interest income (expense)

We had net interest expense of $0.12 million in the three months ended June 30, 2020 compared to expense of $0.14 million for the three months ended June 30, 2019. The decrease of $0.02 million was attributable to a decrease in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the six months ended June 30, 2020 and 2019, and we do not anticipate generating any revenues during 2020. Net loss for the six months ending June 30, 2020 was approximately $1.9 million and net loss for the six months ended June 30, 2019 was approximately $0.9 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.2 million and $0.4 million during the six months ended June 30, 2020 and 2019, respectively. Operating expenses are comprised of the following factors.

	Six months ended June 30,		Change in 2020 versus 2019
	2020	2019	$	%
	(amount in thousands)
Operating Expenses
Research and development	$22	$22	$-	-
General and administrative	218	340	122	(36)%
Total operating expenses	$240	$362	$122	(34)%

Research and Development Expenses

Research and development expenses totaled approximately $0.02 million and $0.02 million for the six months ended June 30, 2020 and 2019, respectively.

Our research and development expenses currently consist of storage costs for our therapeutic agents.

General and Administrative

General and administrative expenses totaled approximately $0.2 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of approximately $0.1 million, or 44%, for the six months ended June 30, 2020 compared to the same period in 2019, was primarily due to decreased professional fees.

Our general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $1.7 million expense and $0.6 million income for the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30,		Change in 2020 Versus 2019
	2020	2019	$	%
	(amount in thousands)
Loss on change in fair value of derivative liability	$(1,671)	$(319)	$(1,302)	(424)%
Gain on conversion of debt	158	50	108	216%
Interest expense, net	(148)	(282)	134	48%
Total other income (expense)	$(1,661)	$(551)	$(1,110)	(201)%

Loss on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we recorded a loss of $1.7 million during the six months ended June 30, 2019 compared to a loss of $0.3 million for the six months ended June 30, 2019. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017 and July 2018, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.2 million during the six months ended June 30, 2020, compared to a gain of $0.1 million during the six months ended June 30, 2019. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest expense, net

We had net interest expense of $0.1 million in the six months ended June 30, 2020 compared to net interest expense of $0.3 million for the six months ended June 30, 2019. The decrease of $0.2 million was attributable to a decrease in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $63 million as of June 30, 2020 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of approximately $37.5 million. Cash and restricted cash at June 30, 2020 were $116,000.

Our auditors’ report on our December 31, 2019 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the fourth quarter of 2020. This assumes that we spend minimally on general operations and only continue conducting our ongoing pre-clinical studies, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Six months ended June 30,		Change in 2020 versus 2019
	2020	2019	$	%
	(amount in thousands)
Cash and restricted cash at beginning of period	$23	$331	$(308)	(93)%
Net cash used in operating activities	(162)	(107)	(55)	(51)%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	255	5	250	5,000%
Cash and restricted cash at end of period	$116	$229	$(113)	(49)%

Cash, including restricted cash, totaled approximately $0.1 million and $0.2 million as of June 30, 2020 and 2019, respectively. The decrease of approximately $0.1 million at June 30, 2020 compared to the same period in 2019 was primarily attributable to an increase in cash used in operations offset by cash raised from private placements.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.2 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. Cash used for operations increased by approximately $0.05 million, or 51%, during the six months ended June 30, 2020, compared to the same period in 2019. The increase in cash used was primarily attributable to changes in accounts payable and accrued expenses of approximately $0.2 million partially offset by a decrease in our net loss (after adjusting for noncash items) of approximately $0.1 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the six months ended June 30, 2020 and 2019.

Net Cash Provided by Financing Activities

There was $255,000 cash provided by financing activities for the six months ended June 30, 2020, compared to $5,000 cash provided by financing activities for the six months ended June 30, 2019. In 2020, we received proceeds of $250,000 from the sale of convertible debentures and $5,000 from the sale of preferred stock, and in 2019 we received proceeds of $5,000 from the sale of preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of June 30, 2020. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of June 30, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending June 30, 2020 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and restricted cash balances at June 30, 2020 was approximately $116,000. In February 2018 we were forced to curtail our operations. Despite raising $250,000 in gross proceeds through the sale of convertible debentures in March 2020, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2019 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the fourth quarter of 2020. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

From inception through June 30, 2020, we have raised approximately $37.5 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $63 million. Our net losses for the two most recent fiscal years ended December 31, 2019 and 2018 were $934,000 and $12,000, respectively. Our increase in net losses is primarily the result of decreases in gains from the change in fair value of our derivative instruments and gains on conversions of debt, and increases in professional fees and interest expense, all partially offset by a decrease in compensation expense. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of July 31, 2020, we have issued and outstanding approximately 5,943,657 shares of common stock. As of July 31, 2020, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, and 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue approximately 144,056,343 additional shares of common stock, and 29,989,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of July 31, 2020, we had 5,943,657 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding, and 5,000 shares of Series E 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $3,891,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $2,563,710 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, and Series D 0% Convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of July 31, 2020, we were obligated to reserve for issuance (i) 438 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 473,334 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 50,782 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 1,333 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 16,667 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) 5,519 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1,099.43 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (vii) 225 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1,793.78 per share and (viii) 104,537,108 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

●	Between January 1, 2020 and March 31, 2020, debenture holders converted an aggregate of $451,662 into approximately 4,378,375 shares of common stock at per share conversion prices ranging from $0.063 to $0.141.

●	On March 6, 2020, we issued an aggregate of $250,000 in senior convertible debentures (“March 2020 Debentures”) to certain accredited investors for cash. The Debentures have a conversion price equal to the lesser of (i) $9.90 (subject to price protection) and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on the conversion date. The March 2020 Debentures mature on December 31, 2020 (subject to an extension of maturity date), and except as specifically described herein, have the same terms as the debentures issued in our July 2018 offering.

●	On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. The Series E Preferred Stock are convertible into shares of Common Stock at a conversion price of $0.30 per share

●	Between July 1, 2020 and August 12, 2020, debenture holders converted an aggregate of $80,906 into 1,585,400 shares of common stock at per share conversion prices ranging from $0.0315 to $0.086

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

INSPYR THERAPEUTICS, INC.

Date: August 14, 2020	/s/ Michael Cain
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