Form 10-Q
period 2020-09-30
Inspyr Therapeutics, Inc.
filed 2020-11-20
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55331

INSPYR THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2629 Townsgate Road #215
Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (818) 661-6302

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

As of November 10, 2020, the issuer had 150,000,000 common shares, $0.0001 par value, issued and outstanding.

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on May 14, 2020. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2020), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $.0.0001 par value Series C preferred stock, our $0.0001 par value series D preferred stock, our $0.0001 par value Series E Preferred Stock, and our $0.0001 par value Series F Preferred Stock, unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on June 26, 2020 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and nine month period ended September 30, 2020 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2020. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, pre-clinical studies and potential clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations), express, our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including our ability to, without limitation:

●	Resume our corporate operations that have been curtailed;

●	attract, build and retain a senior management team;

●	manage our business given continuing operating losses and negative cash flows;

●	obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;

●	build the infrastructure necessary to support the growth of our business;

●	manage competitive factors and developments beyond our control;

●	manage scientific and medical developments which may be beyond our control;

●	manage the governmental regulation of our business including state, federal and international laws;

●	maintain and protect our intellectual property;

●	obtain patents based on our current and/or future patent applications;

●	obtain and maintain other rights to technology required or desirable to conduct or expand our business;

●	achieve any potential strategic benefits of licensing transactions, collaborations, acquisitions, or in-licensing of new technologies, if any;

●	Successfully integrate the assets previously licensed to Ridgeway Therapeutics, Inc. pursuant to the termination of such license in October 2020; and

●	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this Annual Report.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current assets:
Cash	$4	$4
Restricted cash	29	19
Total current assets	33	23

Total assets	$33	$23

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,330	$2,269
Accrued expenses	1,940	1,866
Convertible debentures	2,143	2,826
Derivative liability	833	1,785
Total current liabilities	7,246	8,746
Total liabilities	7,246	8,746

Commitments and contingencies (Note 7)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,986,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series E, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively		-
Common stock, par value $.0001 per share; 150,000,000	-	-
shares authorized, 40,490,657 and 623,382 shares issued and outstanding, respectively	4	-
Additional paid-in capital	53,258	51,957
Accumulated deficit	(60,475)	(60,680)

Total stockholders’ deficit	(7,213)	(8,723)

Total liabilities and stockholders’ deficit	$33	$23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating expenses:
Research and development	$11	$11	$33	$33
General and administrative	126	126	344	466
Total operating expenses	137	137	377	499

Loss from operations	(137)	(137)	(377)	(499)

Other income (expense):
Gain on change in fair value of derivative liability	2,024	959	353	640
Gain on conversion of debt	240	-	398	50
Interest expense, net	(21)	(401)	(169)	(683)

Income (loss) before provision for income taxes	2,106	421	205	(492)

Provision for income taxes	-	-	-	-

Net income (loss)	$2,106	$421	$205	$(492)

Net income (loss) per common share, basic	$0.16	$1.75	$0.03	$(2.08)
Net income (loss) per common share, diluted	$(0.00)	$(0.07)	$(0.00)	$(2.08)

Weighted average shares outstanding, basic	13,344,461	240,000	6,818,722	237,070
Weighted average shares outstanding, diluted	542,003,815	2,047,302	535,478,076	237,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(unaudited)

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	5,495	$-	623,382	$-	$51,957	$(60,680)	$(8,723)
Conversion of notes	-	-	4,378,375	1	729	-	730
Net loss	-	-	-	-	-	(726)	(726)

Balance, March 31, 2020 (unaudited)	5,495	-	5,001,757	1	52,686	(61,406)	(8,719)

Sale of preferred stock	5,000	-	-	-	5	-	5
Net loss	-	-	-	-	-	(1,175)	(1,175)

Balance, June 30, 2020 (unaudited)	10,495	-	5,001,757	1	52,691	(62,581)	(9,889)

Conversion of notes	-	-	35,488,900	3	567	-	570
Net income	-	-	-	-	-	2,106	2,106

Balance, September 30, 2020 (unaudited)	10,495	$-	40,490,657	$4	$53,258	$(60,475)	$(7,213)

Balance, December 31, 2018	495	$-	114,508	$-	$51,479	$(59,746)	$(8,267)
Sale of preferred stock	5,000	-	-	-	5	-	5
Conversion of notes	-	-	87,249	-	320	-	320
Net loss	-	-	-	-	-	(75)	(75)

Balance, March 31, 2019 (unaudited)	5,495	-	201,757	-	51,804	(59,821)	(8,017)

Net loss	-	-	-	-	-	(838)	(838)

Balance, June 30, 2019 (unaudited)	5,495	-	201,757	-	51,804	(60,659)	(8,855)

Net income	-	-	-	-	-	421	421

Balance, September 30, 2019 (unaudited)	5,495	$-	201,757	$-	$51,804	$(60,238)	$(8,434)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$205	$(492)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	-	15
Loss (gain) on change in fair value of derivative liability	(353)	(640)
Gain on conversion of debt	(398)	(50)
Amortization of debt discount	167	280
Finance cost	-	305
Increase in operating liabilities:
Accounts payable and accrued expenses	134	296
Cash used in operating activities	(245)	(286)

Cash flows from investing activities:
Cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes	250	-
Proceeds from sale of preferred stock	5	5
Cash provided by financing activities	255	5

Net increase (decrease) in cash and restricted cash	10	(281)
Cash and restricted cash, beginning of period	23	331

Cash and restricted cash, end of period	$33	$50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 1 – BACKGROUND

Inspyr Therapeutics, Inc. (“we”, “us”, “our company”, “our”, “Inspyr” or the “Company”) was formed under the laws of the State of Delaware in November 2003, and has its principal office in Westlake Village, California. We are focused on the research and development of novel targeted precision therapeutics for the treatment of cancer.

Our approach utilizes our proprietary delivery technology to better enhance immuno-modulation for improved therapeutic outcomes. Our potential first-in-class immune-oncology lead asset, RT-AR001, an adenosine receptor antagonist, is differentiated by its novel microparticle formulation that allows for better tumor infiltration and enhanced outcomes when administered intra-tumorally. Our patented portfolio of adenosine receptor antagonists provides flexibility to optimize treatment based on the specific targets found in each type of cancer.

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

Pursuant to our recent termination of license with Ridgeway Therapeutics, Inc., we reacquired the rights to certain intellectual property, discussed above, and are currently focusing on a pipeline of small molecule adenosine receptor modulators. In October 2020, pursuant to the cancellation of a license agreement whereby we previously licensed US Patent 9,493,118, we reacquired the exclusive right to such patent that covers both A2B and dual A2A/A2B antagonists. Accordingly, going forward our major focus will be to: (i) further characterization of the anti-cancer activity of our unique pipeline delivery platform containing A2A, A2B and dual A2A/A2B antagonists, leading to selection of a clinical candidate or candidates for an Investigative New Drug or IND enabling studies; and (ii) licensing and/or partnering our delivery platform and the A2A, A2B and dual A2A/A2B antagonists for further development.

Our ability to execute the business plan is contingent upon our ability to raise the necessary funds. During March 2020, we sold approximately $250,000 of debt securities and in October 2020, we sold $500,000 of debt securities for cash. We are currently using such funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, legal fees, and to retain consultants and other personnel in preparation for an IND filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from operations since inception and have an accumulated deficit of $60 million as of September 30, 2020. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

To date, we have generated no sales or revenues, have incurred significant losses and expect to incur significant additional losses as we advance our product candidates through development. Consequently, our operations are subject to all the risks inherent in the establishment of a pre-revenue business enterprise as well as those risks associated with a company engaged in the research and development of pharmaceutical compounds.

Our cash and cash equivalents and restricted cash balances at September 30, 2020 were approximately $33,000, representing 100% of our total assets. We curtailed substantially all operations in February 2018. Based on our current expected level of operating expenditures, and including approximately $250,000 that we raised in March 2020 and $500,000 that we raised in October 2020 (see Note 10), pursuant to the sale of our senior convertible debentures, we expect to be able to fund our operations into the second quarter of 2021. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

In the event additional financing is not obtained, we may pursue cost cutting measures as well as explore the sale of assets to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate any of our development programs or clinical trials, these events could have a material adverse effect on: our business, results of operations, and financial condition. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2021. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

These interim consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period. All references to September 30, 2020 and 2019 in these footnotes are unaudited.

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

Reverse Stock Split

On June 10, 2020, the Company’s Board of Directors approved a one-for-thirty (1-for-30) reverse stock split of the Company’s common stock (“Reverse Stock Split”). Pursuant to the Reverse Stock Split, the Company filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split effective as of 5:00 p.m. Eastern Time on June 26, 2020 (“Effective Time”). Accordingly, at the Effective Time, each of the Company’s common stock shareholders received one new share of common stock for every thirty shares such shareholder held immediately prior to the Effective Time. The Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. All share and per share data has been retroactively adjusted in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the June 26, 2020 amendment.

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

Research and Development

Research and development costs are charged to expense as incurred. We incurred research and development expenses of approximately $0.01 million and $0.01 million for the three months ended September 30, 2020 and 2019, respectively. We incurred research and development expenses of approximately $0.03 million and $0.03 million for the nine months ended September 30, 2020 and 2019, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at September 30, 2020 or December 31, 2019.

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

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company places its cash with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and restricted cash was $0.03 million and $0.02 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, there was no cash over the federally insured limit.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share for the periods in which we have a net loss.

As of September 30, 2020 and 2019, the Company has the following potentially dilutive securities:

	Nine Months Ended September 30,
	2020	2019
Shares underlying options outstanding	225	394
Shares underlying warrants outstanding	2,980	3,211
Shares underlying convertible notes outstanding	528,659,354	1,807,302
Shares underlying convertible preferred stock outstanding	280,395	36,528
	528,494,954	1,847,435

For the nine months ended September 30, 2019 the potentially dilutive shares have been excluded from the weighted average shares outstanding as they would be anti-dilutive.

Diluted loss per share for the three months ended September 30, 2020 and 2019 and for the nine months ended September 30, 2020 is calculated as follows:

	Three months ended	Three months ended	Nine months ended
	September 30,	September 30,	September 30,
	2020	2019	2020
Net income attributable to common shareholders	$2,106	$421	$205
Income attributable to convertible debentures	(2,264)	(959)	(751)
Expense attributable to convertible debentures	21	401	169
Diluted loss attributable to common shareholders	$(137)	$(137)	$(377)

Basic shares outstanding	13,344,461	240,000	6,818,722
Dilutive convertible instruments	528,659,354	1,807,302	528,659,354
Diluted shares outstanding	542,003,815	2,047,302	535,478,076

Diluted loss per share	$(0.00)	$(0.07)	$(0.00)

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

The Company has recorded a derivative liability for its convertible notes with a variable conversion feature as of September 30, 2020. The tables below summarize the fair values of our financial liabilities as of September 30, 2020 (in thousands):

	Fair Value at September 30,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Derivative liability	$833	$—	$—	$833

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019

Balance at beginning of year	$1,785	$2,134
Additions to derivative instruments	167	150
Reclassification to additional paid in capital upon conversion	(766)	(166)
Gain on change in fair value of derivative liability	(353)	(640)
Balance at end of period	$833	$1,478

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2020 that are of significance or potential significance to the Company.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Nine Months Ended September 30,
	2020	2019
Non-cash financing activities:
Common stock issued on conversion of notes payable and derivative liability	$1,300	$320
Debentures converted to common stock	933	204
Derivative liability extinguished upon conversion of notes payable	766	166
Debt discount for derivative liability issued	167	150

There was no cash paid for interest and income taxes for the six months ended June 30, 2020 and 2019.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	266	233
Accrued other	348	307
Total accrued expenses	$1,940	$1,866

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

During the three months ended September 30, 2020 and 2019, we recorded gain of approximately $2.0 million and $1.0 million, respectively, related to the change in fair value of the derivative liabilities during the periods. During the nine months ended September 30, 2020 and 2019, we recorded gain of approximately $0.4 million and $0.6 million, respectively. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at September 30, 2020 are as follows:

Volatility	228%
Expected term (years)	3 months
Risk-free interest rate	0.1%
Dividend yield	None

As of September 30, 2020 and December 31, 2019, the derivative liability recognized in the financial statements was approximately $0.8 million and $1.8 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three and nine months ended September 30, 2020 and 2019.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2020, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock, 5,000 shares of Series D Preferred Stock and 5,000 shares of Series E Preferred Stock.

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

During January 2019, we issued the 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000.

Common Stock

During the nine months ended September 30, 2020, we issued a total of 39,867,275 shares of common stock, valued at $1,300,653, upon the conversion of $932,935 principal amount of our convertible debentures. We recorded gain on conversion of debt of $240,356 and $398,323 during the three and nine months ended September 30, 2020, respectively.

During the nine months ended September 30, 2019, we issued a total of 87,249 shares of common stock, valued at $319,820, upon the conversion of $204,221 principal amount of our convertible debentures. We recorded gain on conversion of debt of $50,281 during the nine months ended September 30, 2019.

Conversion and exercise price resets

As a result past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $397.50 per share as of September 30, 2020, (ii) our Series B Preferred Stock has been reduced to $0.30 per share as of September 30, 2020, (iii) 200 shares of our Series C preferred stock has been reduced to $15.00 per share as of September 30, 2020, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $7.50 per share as of September 30, 2020, and (v) our Series D Preferred stock has been reduced to $3.75 per share as of September 30, 2020. The exercise prices of the outstanding warrants issued in conjunction with (i) the Series B Preferred Stock have been reduced to $0.30 per share, (ii) 200 shares of Series C Preferred Stock have been reduced to $15.00 per share, and (iii) 91.43418 shares of Series C preferred Stock have been reduced to $7.50 per share, respectively, as of September 30, 2020.

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

We recorded debt discount of $167,080 related to the fair value of the derivative liability associated with the debentures at the date of issuance. This discount has been fully amortized to interest expense at September 30, 2020.

November 2019 Debentures

Sabby Volatility Warrant Master Fund, Ltd. has paid certain of our accounts payable in the amount of $26,235. We issued $26,235 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in November 2019. The debentures originally matured November 20, 2020. The maturity date of the debentures was extended to December 31, 2020.

October 2019 Debentures

Effective September 30 2019, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures and notes issued in our Debenture Offerings and extended the maturity date of such debentures until March 31, 2020 in exchange for the issuance of $96,000 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in October 2019. The debentures originally matured on October 1, 2020. The maturity date of these debentures was extended to December 31, 2020.

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

As a result of a buy-in failure to deliver certain shares pursuant to a debenture conversion, the Company incurred penalties of $24,551, as provided for in the debenture; such amount reduced the gain on our conversion of debt during the nine months ended September 30, 2020.

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Common Stock upon Conversion of Debentures

The Company issued 44,509,343 shares of common stock pursuant to the conversion of $124,923 of our outstanding debentures.

Termination of License Agreement

On October 5, 2020, the Company entered into an agreement with Ridgeway Therapeutics, Inc. (“Termination Agreement”) whereby the parties terminated the licensing agreement previously entered into on August 3, 2018 (“Licensing Agreement”), whereby the Company had previously licensed certain technologies related to targeting adenosine receptor antagonists for the treatment of cancer (the “Licensed Assets”). As a result of the Termination Agreement, the Company reacquired full ownership and worldwide rights to all of the Licensed Assets as well as any improvements made thereto.

In exchange for entering into the Termination Agreement, the Company issued to Ridgeway: (i) sixty-five million shares (“Common Shares”) of the Company’s common stock, (“Common Stock”), and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock (“Series F Preferred Stock”). Additionally, we have agreed to pay certain expenses and costs of Ridgeway’s aggregating approximately $25,000.

The Company has filed a certificate of designation (“COD”) with the Secretary of State of the State of Delaware that contains the rights, preferences, and privileges of the Series F Preferred Stock. Pursuant to the COD, each share of Series F Preferred Stock has a stated value of $10.00 per share and is convertible into Common Stock at any time at the election of the holder. In the aggregate, all of the Series F Preferred Stock issued to Ridgeway is convertible into such number of shares of Common Stock equal to eighty percent (80%) of the issued and outstanding shares of Common Stock, post-conversion, on the conversion date (taking into effect any forward or reverse stock splits or consolidations). The Series F Preferred Stock votes on an as converted to common stock basis. Additionally, upon the Company’s outstanding Convertible Debentures (as such term is defined in the COD) being terminated, converted, or otherwise extinguished, the Series F Preferred Stock will automatically convert into Common Stock.

Pursuant to the Termination Agreement, in the event that the Company is unable to secure equity financing resulting in aggregate gross proceeds to the Company of at least $5,000,000 by October 5, 2023, or in the event that the Company cases its operations, then the Termination Agreement will be deemed terminated and the Licensing Agreement will be reinstated in exchange for the return of the Common Shares and Series F Preferred Stock.

As a result of the issuance of the Common Shares and Series F Preferred Stock, Ridgeway Therapeutics became the owner of approximately 54.14% of the Company’s issued and outstanding Common Stock. Furthermore, by virtue of the issuance of the Series F Preferred Stock, Ridgeway will vote on an as converted to common stock basis which shall be equal to eighty percent (80%) of the issued and outstanding Common Stock post-conversion. Accordingly, the board of directors of the Company has determined that a change in control of the registrant has occurred. The Company did not have a prior relationship with Ridgeway, or any of its principals, except pursuant to the terms contained in the Termination Agreement and its previous relationship under the Licensing Agreement.

Sale of Convertible Debentures

On October 23, 2020, the Company sold an aggregate of $600,000 of senior convertible debentures (“Debentures”) for (i) $500,000 in cash and (ii) $100,000 in cancellation of outstanding indebtedness to existing accredited and institutional investors (the “Investors”) of the Company.

The Debentures (i) are non-interest bearing, (ii) have a maturity date of October 23, 2021, (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investors at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) have a conversion price equal to the lesser of $0.02 and 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date.

The Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investors also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the Debentures.

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

The securities offered have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This current report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, pre-clinical and clinical studies, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this quarterly report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 14, 2020.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and nine months ended September 30, 2020 to the comparable periods of 2019.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

Company Overview

Business

Inspyr Therapeutics, Inc is a pharmaceutical company focused on the research and development of novel targeted precision therapeutics for the treatment of cancer. Our approach utilizes our proprietary delivery technology to better enhance immuno-modulation for improved therapeutic outcomes. Our potential first-in-class immune-oncology lead asset, RT-AR001, an adenosine receptor antagonist, is differentiated by its novel microparticle formulation that allows for better tumor infilitration and enhanced outcomes when administered intra-tumorally. Our patented portfolio of adenosine receptor antagonists provides flexibility to optimize treatment based on the specific adenosine targets found in each type of cancer.

Adenosine Receptor Modulators

The adenosine receptor modulators include A2A, A2B and dual A2A/A2B antagonists, that have broad development applicability including indications within immuno-oncology. Very high concentrations of adenosine are produced in the tumor microenvironment which prevents the host’s own immune cells from attacking the tumor. Adenosine receptor antagonists as single-agents and in combination with other existing immuno-oncology agents may overcome this immunosuppression, and boost the host immune response leading to enhanced anti-tumor activity as well as inhibition of metastasis. Preclinical data has shown effects with our drug candidates in animal models utilizing a novel platform delivery system. While we believe that the data from our nonclinical studies appear encouraging, the outcome of our ongoing or future studies may ultimately be unsuccessful

Inspyr / Ridgeway Licensing Agreement

Pursuant to our recent termination of license with Ridgeway Therapeutics, Inc., we reacquired the rights to certain intellectual property, discussed above, and are currently focusing on a pipeline of small molecule adenosine receptor modulators. In October 2020, pursuant to the cancellation of a license agreement whereby we previously licensed US Patent 9,493,118, we reacquired the exclusive right to such patent that covers both A2B and dual A2A/A2B antagonists. Accordingly, going forward our major focus will be to: (i) further characterization of the anti-cancer activity of our unique pipeline delivery platform containing A2A, A2B and dual A2A/A2B antagonists, leading to selection of a clinical candidate or candidates for an Investigative New Drug or IND enabling studies; and (ii) licensing and/or partnering our delivery platform and the A2A, A2B and dual A2A/A2B antagonists for further development.

Our ability to execute the business plan is contingent upon our ability to raise the necessary funds. During March 2020, we sold approximately $250,000 of debt securities and in October 2020, we sold $500,000 of debt securities for cash. We are currently using such funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, legal fees, and to retain consultants and other personnel in preparation for an IND filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

Pre-Revenue

We are a research and development company that has not achieved profitability, and has no product revenues or goods or services that generate cash. Additionally, we have no approved products for sale.

Recent Developments

●	On October 5, 2020, in exchange for the issuance of (i) 65,000,000 shares of Common Stock and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock, we entered into an agreement to terminate an outstanding license agreement with Ridgeway Therapeutics, Inc. whereby we had previously licensed certain immune-oncology delivery technologies for the treatment of cancer to Ridgeway Therapeutics (“License Termination”). As a result of the License Termination, the Company announced on October 8, 2020 that it would be refocusing its efforts on a novel-immuno-oncology delivery technology targeting adenosine receptor antagonists for the treatment of cancer.

●	On October 6, 2020, our stockholders approved an increase in our authorized shares of Common Stock from one hundred fifty million (150,000,000) to one billion (1,000,000,000) shares, as well as authorizing a reverse stock split of our Common Stock at the discretion of the Board of not less than 1-for-2 and not greater than 1-for-200 at any time prior to October 5, 2021.

●	On October 23, 2020, we issued $600,000 in senior convertible debentures in exchange for $500,000 in cash and the cancellation of $100,000 in obligations.

Product Development of Adenosine Receptor Modulators

As a result of the License Termination, the Company has refocused its business plan on the research and development of RT-AR001 and its other proprietary assets.

Adenosine is an extracellular signalling molecule that regulates multiple aspects of tissue function and specifically plays a role in immunity and inflammation. High levels of adenosine in the tumor microenvironment are produced in response to hypoxia and ischemia that occur in and around the site of the tumor. In turn, adenosine signalling, mediated through the A2A and A2B receptors, suppresses the host immune response to the tumor cells.

As such, our portfolio of adenosine receptor antagonists have broad applicability as potential immuno-oncology (IO) therapeutic agents in multiple solid tumor types both as a single agent and in combination with other IO agents, in addition to traditional cytotoxic chemotherapy. We are actively seeking licensing opportunities and/or partners to further develop our unique platform delivery system of A2B and dual A2A/A2B receptor antagonists. Our current product development plan for adenosine receptor antagonists contemplates the following major initiatives, subject to the Company receiving sufficient funds:

●	Continue development of anti-cancer agents with partner company, Ridgeway Therapeutics, Inc.

●	Further characterization of our platform delivery system and existing agents toward IND enabling studies.

●	Support ongoing licensing / partnership activities.

●	Conduct IND enabling studies.

●	Conduct preclinical and clinical studies with our platform delivery system and one or more of the adenosine A2 receptor antagonists.

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. We have not received FDA approval to market, distribute or sell any products. We have recently begun working on developing IND approved studies for our adenosine receptor technology platform.

Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of September 30, 2020 we had an accumulated deficit of approximately $60 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and restricted cash balances at September 30, 2020 was approximately $33,000 representing 100% of total assets. In October 2020, we completed a private placement of $500,000 in cash of our debt securities. Based on our current expected level of operating expenditures and current cash balance as of the date of this report, we expect to be able to fund our operations into the second quarter of 2021. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2019 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash, but upon the cancellation of the Ridgeway license, we are resuming preclinical development. Notwithstanding our recent financing in March 2020 whereby we raised $250,000, and October 2020, whereby we raised $500,000, our current cash level raises substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Result of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended September 30, 2020 and 2019, and we do not anticipate generating any revenues during 2020. Net income for the three months ending September 30, 2020 and 2019 was approximately $2.1 million and $0.4 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.14 million and $0.14 million during the three months ended September 30, 2020 and 2019, respectively. Operating expenses consist of the following factors.

	Three months ended September 30		Change in 2020 versus 2019
	2020	2019	$	%
	(amount in thousands)
Operating Expenses
Research and development	$11	$11	$-	-
General and administrative	126	126	-	-
Total operating expenses	$137	$137	$-	-

Research and Development Expenses

Research and development expenses totaled approximately $0.01 million and $0.01 million for the three months ended September 30, 2020 and 2019, respectively.

Our research and development expenses currently consist of storage costs for our therapeutic agents.

General and Administrative

General and administrative expenses totaled approximately $0.13 million and $0.13 million for the three months ended September 30, 2020 and 2019, respectively.

Our general and administrative expenses currently consist primarily of expenditures related to compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $2.2 million and $0.6 million of income for the three months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Change in 2020 Versus 2019
	2020	2019	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$2,024	$959	$1,065	111%
Gain on conversion of debt	240	-	240	100%
Interest (expense), net	(21)	(401)	380	95%
Total other income (expense)	$2,243	$558	$1,685	302%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we recorded income of $2.0 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019 and March 2020, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

We recorded gain of $0.2 million on conversion of debentures during the three months ended September 30, 2020. We had no conversion of debt during the three months ended September 30, 2019. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.02 million in the three months ended September 30, 2020 compared to expense of $0.4 million for the three months ended September 30, 2019. The decrease of $0.38 million was attributable to a decrease in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the nine months ended September 30, 2020 and 2019, and we do not anticipate generating any revenues during 2020. Net income for the nine months ending September 30, 2020 was approximately $0.2 million and net loss for the nine months ended September 30, 2019 was approximately $0.5 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.4 million and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively. Operating expenses are comprised of the following factors.

	Nine months ended September 30,		Change in 2020 versus 2019
	2020	2019	$	%
	(amount in thousands)
Operating Expenses
Research and development	$33	$33	$-	-
General and administrative	344	466	(122)	(26)%
Total operating expenses	$377	$499	$(122)	(24)%

Research and Development Expenses

Research and development expenses totaled approximately $0.03 million and $0.03 million for the nine months ended September 30, 2020 and 2019, respectively.

Our research and development expenses currently consist of storage costs for our therapeutic agents.

General and Administrative

General and administrative expenses totaled approximately $0.34 million and $0.47 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of approximately $0.12 million, or 26%, for the nine months ended September 30, 2020 compared to the same period in 2019, was primarily due to decreased professional fees.

Our general and administrative expenses consist primarily of expenditures related to compensation, legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.6 million and $0.01 million income for the nine months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended September 30,		Change in 2020 Versus 2019
	2020	2019	$	%
	(amount in thousands)
Gain on change in fair value of derivative liability	$353	$640	$(287)	(45)%
Gain on conversion of debt	398	50	348	696%
Interest expense, net	(169)	(683)	514	75%
Total other income (expense)	$582	$7	$575	8,214%

Gain on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we recorded gain of $0.4 million and $0.6 million during the nine months ended September 30, 2020 and 2019, respectively. The change in the fair value of our derivative liability was the result of our sale of convertible debentures in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019 and March 2020, where we issued convertible notes with variable conversion rates. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.4 million during the nine months ended September 30, 2020, compared to a gain of $0.1 million during the nine months ended September 30, 2019. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest expense, net

We had net interest expense of $0.2 million in the nine months ended September 30, 2020 compared to net interest expense of $0.7 million for the nine months ended September 30, 2019. The decrease of $0.5 million was attributable to a decrease in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $60 million as of September 30, 2020 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of approximately $37.5 million through September 30, 2020. Cash and restricted cash at September 30, 2020 were $33,000.

Our auditors’ report on our December 31, 2019 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures and current cash balance, we expect to be able to fund our operations into the second quarter of 2021. This assumes that we spend minimally on general operations and only continue conducting our ongoing pre-clinical studies, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Nine months ended September 30,		Change in 2020 versus 2019
	2020	2019	$	%
	(amount in thousands)
Cash and restricted cash at beginning of period	$23	$331	$(308)	(93)%
Net cash used in operating activities	(245)	(286)	41	14%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	255	5	250	5,000%
Cash and restricted cash at end of period	$33	$50	$(17)	(34)%

Cash, including restricted cash, totaled approximately $0.03 million and $0.05 million as of September 30, 2020 and 2019, respectively. The decrease of approximately $0.02 million at September 30, 2020 compared to the same period in 2019 was primarily attributable to cash used in operations offset by cash raised from private placements.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.25 million and $0.29 million for the nine months ended September 30, 2020 and 2019, respectively. Cash used for operations decreased by approximately $0.04 million, or 14%, during the nine months ended September 30, 2020, compared to the same period in 2019. The decrease in cash used was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $0.2 million partially offset by changes in accounts payable and accrued expenses of approximately $0.16 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the nine months ended September 30, 2020 and 2019.

Net Cash Provided by Financing Activities

There was $255,000 cash provided by financing activities for the nine months ended September 30, 2020, compared to $5,000 cash provided by financing activities for the nine months ended September 30, 2019. In 2020, we received proceeds of $250,000 from the sale of convertible debentures and $5,000 from the sale of preferred stock, and in 2019 we received proceeds of $5,000 from the sale of preferred stock.

On October 23, 2020, we issued an aggregate of $600,000 in senior convertible debentures (“October 2020 Debentures”) to certain accredited investors for $500,000 cash and the cancellation of $100,000 in outstanding obligations. The October 2020 Debentures have a conversion price equal to the lesser of (i) $0.02 (subject to price protection) and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on the conversion date. The October 2020 Debentures mature on October 23, 2021 and, except as specifically described therein, have substantially the same terms as the debentures issued in our March 2020 offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2020. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of September 30, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending September 30, 2020 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash and restricted cash balances at September 30, 2020 was approximately $33,000. In February 2018 we were forced to temporarily curtail our operations. Despite raising $500,000 in gross proceeds through the sale of convertible debentures in October 2020, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2019 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2021. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

From inception through September 30, 2020, we have raised approximately $37.5 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $60 million. Our net losses for the two most recent fiscal years ended December 31, 2019 and 2018 were $934,000 and $12,000, respectively. Our increase in net losses is primarily the result of decreases in gains from the change in fair value of our derivative instruments and gains on conversions of debt, and increases in professional fees and interest expense, all partially offset by a decrease in compensation expense. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We rely on technologies that it may not be able to commercially develop, which will prevent us from generating revenues, operating profitably or providing investors any return on their investment.

We have refocused our development on our adenosine receptor modulator technologies and our ability to generate revenue and operate profitably will depend on us being able to develop these technologies for human applications. We cannot guarantee that the results obtained in clinical evaluation of our therapies will be sufficient to warrant approval by the FDA for clinical use. Even if our therapies are approved for use by the FDA, there is no guarantee that they will exhibit an enhanced efficacy relative to competing products such that they will be adopted by the medical community. Without significant adoption by the medical community our product candidates will have limited commercial potential which will likely result in the loss of your entire investment.

Inability to complete pre-clinical and clinical testing and trials will impair the viability of the Company.

We are in the development stage and have not yet applied for approval by the FDA to conduct clinical trials. Even if we successfully file an Investigational New Drug (IND) application and receive clearance from the FDA to commence trials, the outcome of pre-clinical, clinical and product testing of our product candidates is uncertain, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we will be unable to commercially produce our proposed products. Before obtaining regulatory approvals for the commercial sale of any potential human products, our product candidates will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans. No assurances can be given that the clinical trials of our product candidates, or those of licensees or collaborators, will demonstrate the safety and efficacy of such product candidates at all, or to the extent necessary to obtain appropriate regulatory approvals, or that the testing of such product candidates will be completed in a timely manner, if at all, or without significant increases in costs, program delays or both, all of which could harm our ability to generate revenues. In addition, our product candidates may not prove to be more effective for treating disease than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market our product candidates. Many companies involved in biotechnology research and development have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm our ability to generate revenues, operate profitably or produce any return on an investment in our company.

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

We compete against numerous companies, many of which have substantially greater resources than we have. Several such competitors have research programs and/or efforts to treat the same diseases we target. Companies that may compete with us have substantially greater financial, research, manufacturing and marketing resources than we do. As a result, such competitors may find it easier to compete in our industry and bring competing products to market.

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

We rely on our intellectual property, including our issued and applied for U.S. and foreign patents as the foundation of our business. If our intellectual property rights are challenged, no assurances can be given that our patents or licenses would survive claims alleging invalidity or infringement on other patents and/or licenses. In addition, disputes may arise regarding inventorship of our intellectual property. It is possible that our intellectual property may be infringing upon existing patents that we are not currently unaware of. As the number of participants in the marketplace grows, the possibility of patent infringement claims against us increases. It is difficult, if not impossible, to determine how such disputes would be resolved. Furthermore, because of the substantial amount of discovery required in connection with patent litigation, there is a risk that some of our confidential information could be required to be publicly disclosed. Any litigation claims against us may cause us to incur substantial costs and could place a significant strain upon our financial resources, divert the attention of management or restrict our core business or result in the public disclosure of confidential information.

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

As is common in the biotechnology and pharmaceutical industries, we may employ and hire individuals and/or entities who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these individuals, entities or that we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Encouraging results from our studies to date should not be relied upon as evidence that our planned pre-clinical and clinical trials will ultimately be successful or our products approved for marketing. Even though the results of our studies to date may seem promising in certain respects, we will be required to demonstrate through further pre-clinical and clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we could experience potentially significant delays in, or be required to abandon, development of that product candidate. While initial data from our preliminary studies appear promising, the outcome of any clinical trials is uncertain and such trials or future trials may ultimately be unsuccessful.

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

We are authorized under our certificate of incorporation to issue up to 150,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of November 10, 2020, we have issued and outstanding approximately 150,000,000 shares of common stock and, accordingly, no additional shares of common stock reserved for future grants under our equity compensation plans and for issuances upon the exercise or conversion of currently outstanding shares of preferred stock, options, warrants and other convertible securities will be available until such time as additional shares are authorized. We have currently filed an Information Statement on Schedule 14C disclosing that our shareholders have authorized us to file an amendment to our certificate of incorporation increasing our authorized shares of common stock to 1,000,000,000 shares. As of November 10, 2020, we have issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue approximately no additional shares of common stock, and 29,981,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

We currently do not have enough authorized shares of common stock for additional issuances. In order to authorize additional shares the Company will be required to file an amendment to our certificate of incorporation increasing our authorized shares. We have received shareholder approval to file such amendment subject to the mandatory waiting period subsequent to the Company’s mailing of our Definitive Information Statement on Schedule 14C which was mailed to shareholders on or about November 6, 2020. The Company anticipates filing such amendment to our certificate of incorporation on or about November 27, 2020.

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

As of November 10, 2020, we had 150,000,000 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock issued and outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $4,491,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $2,618,150 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, and Series D 0% Convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of November 10, 2020, we were obligated to reserve for issuance (i) 438 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 473,334 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 50,782 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 1,333 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 16,667 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) an indeterminate number of shares of common stock issuable upon the conversion of 8,000 shares of Series F 0% Convertible Preferred Stock (such amount will equal 80% of the common stock post conversion), (vii) 5,412 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1,108.91 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (viii) 225 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1,793.78 per share and (ix) 280,675,604 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital. Notwithstanding the foregoing, we currently do not have adequate authorized shares available for issuance pursuant to our convertible securities as of November 10, 2020. Pursuant to our receipt of shareholder approval to amend our certificate of incorporation, the Company anticipates filing such amendment to authorize 1,000,000,000 shares of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

●	Between January 1, 2020 and March 31, 2020, debenture holders converted an aggregate of $451,662 into approximately 4,378,375 shares of common stock at per share conversion prices ranging from $0.063 to $0.141.

●	On March 6, 2020, we issued an aggregate of $250,000 in senior convertible debentures (“March 2020 Debentures”) to certain accredited investors for cash. The Debentures have a conversion price equal to the lesser of (i) $9.90 (subject to price protection) and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on the conversion date. The March 2020 Debentures mature on December 31, 2020 (subject to an extension of maturity date), and except as specifically described herein, have the same terms as the debentures issued in our July 2018 offering.

●	On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. The Series E Preferred Stock are convertible into shares of Common Stock at a conversion price of $0.30 per share

●	Between July 1, 2020 and August 12, 2020, debenture holders converted an aggregate of $80,906 into 1,585,400 shares of common stock at per share conversion prices ranging from $0.0315 to $0.086

●	On October 5, 2020, we entered into an agreement with Ridgeway Therapeutics (“Ridgeway”) to terminate an outstanding license agreement previously entered into with Ridgeway (“Termination Agreement”). Pursuant to the Termination Agreement, as consideration, we issued Ridgeway (i) 65,000,000 shares of our Common Stock and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock. The 8,000 shares of Series F Preferred Stock are convertible into an aggregate of eighty percent (80%) of the issued and outstanding Common Stock post-conversion on the conversion date. The Series F Preferred Stock votes on an as converted to Common Stock basis. Additionally, upon the termination, conversion, or otherwise extinguishment of certain or our outstanding convertible debentures, the Series F Preferred Stock will automatically convert into Common Stock.

●	On October 23, 2020, we issued an aggregate of $600,000 in senior convertible debentures (“October 2020 Debentures”) to certain accredited investors for $500,000 cash and the cancellation of $100,000 in outstanding obligations. The October 2020 Debentures have a conversion price equal to the lesser of (i) $0.02 (subject to price protection) and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion and (b) the volume weighted average price on the conversion date. The October 2020 Debentures mature on October 23, 2021, and except as specifically described herein, have substantially the same terms as the debentures issued in our March 2020 offering.

●	Between August 17, 2020 and October 9, 2020, debenture holders converted an aggregate of $525,290 into 78,412,843 shares of common stock at per share conversion prices ranging from $0.0026 to $0.019.

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

INSPYR THERAPEUTICS, INC.

Date: November 20, 2020	/s/ Michael Cain
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(i)	Amended and Restated Certificate of Incorporation, effective September 30, 2019		8-K	3.01(i)	000-55331	9/30/19

3.05(i)	Amended and Restated Certificate of Incorporation, effective June 26, 2020		8-K	3.01(i)	000-55331	6/29/20

3.06(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.09(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.10(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

3.11(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E 0% Convertible Preferred Stock		10-K	3.10(i)	000-55331	5/14/20

3.12(i)	Certificate of Designation of Preferences, Rights and Limitations of Series F 0% Convertible Preferred Stock		8-K	3.01(i)	000-55331	10/8/20

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant		8-K	4.02	333-153829	9/09/09

4.07**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.08**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant		S-8	4.03	333-171783	1/20/11

4.09**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement		10-K	4.22	333-153829	3/30/11

4.10**	Form of Executive Deferred Compensation Plan		8-K	99.01	333-153829	7/08/11

4.11	Form of Securities Purchase Agreement for August 2013 Offering		8-K	10.02	333-153829	8/20/13

4.12	Form of Warrant from August 2013 Offering		8-K	10.04	333-153829	8/20/13

4.13	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering		S-1/A	4.34	333-194687	5/22/14

4.14	Form of Securities Purchase Agreement for May 2014 Registered Offering		S-1/A	10.12	333-194687	5/22/14

4.15	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement		10-Q	4.36	333-153829	8/8/14

4.16	Form of Securities Purchase Agreement for June 2014 Private Placement		10-Q	4.37	333-153829	8/8/14

4.17	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015		10-Q	4.38	333-153829	8/8/14

4.18	Form of Securities Purchase Agreement for July 2015 Private Placement		8-K	10.01	000-55331	7/6/15

4.19	Form of Registration Rights Agreement for July 2015 Private Placement		8-K	10.02	000-55331	7/6/15

4.20	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement		8-K	10.03	000-55331	7/6/15

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date

4.21	Form of Securities Purchase Agreement for December 2015 Private Placement		8-K	10.01	000-55331	12/23/15

4.22	Form of Registration Rights Agreement for December 2015 Private Placement		8-K	10.02	000-55331	12/23/15

4.23	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement		8-K	10.03	000-55331	12/23/15

4.24	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement		8-K	10.05	000-55331	12/23/15

4.25	Form of Amendment Agreement from December 2015 Private Placement		8-K	10.04	000-55331	12/23/15

4.26**	Inducement Stock Option Plan adopted 7/15/2016		8-K	4.01	000-55331	7/20/16

4.27**	Form of Inducement Award non-Qualified Stock Option Grant		8-K	4.01	000-55331	7/20/16

4.28	Form of Securities Purchase Agreement for December 2016 Private Placement		8-K	10.01	000-55331	12/12/16

4.29	Form of Registration Rights Agreement for December 2016 Private Placement		8-K	10.02	000-55331	12/12/16

4.30	Form of Series J, K and L Warrants for December 2016 Private Placement		8-K	10.03	000-55331	12/12/16

4.31	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement		S-1	4.41	333-215561	1/13/17

4.32	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement		8-K	10.01	000-55331	3/20/17

4.33	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement		8-K	10.02	000-55331	3/20/17

4.34**	2017 Equity Compensation Plan adopted 11/1/17		8-K	4.01	000-55331	11/3/17

4.35	Form of Series D Preferred Stock Certificate		10-K	4.45	000-55331	4/26/19

4.36	Form of Series E Preferred Stock Certificate		10-K	4.36	000-55331	5/14/20

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022		10-K	10.01	333-153829	3/29/13

10.02**	Form of Indemnification Agreement with Directors and Officers		8-K	10.01	000-55331	9/12/16

10.03**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date

10.04**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

10.05**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.06	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

10.07**	Christopher Lowe employment Agreement		8-K	10.01	000-55331	8/05/16

10.08**	Form of Proprietary Information, Inventions and Competition Agreement		8-K	10.01	000-55331	8/10/16

10.09**	Ronald Shazer Employment Agreement		8-K	10.01	000-55331	8/10/16

10.10**	Form of Separation Agreement with Russell Richerson dated February 28, 2017		8-K	10.01	000-55331	3/03/17

10.11	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals		8-K	10.01	000-55331	8/03/17

10.12	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction		8-K	10.02	000-55331	8/03/17

10.13	Form of Exchange Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.14	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement		8-K	10.02	000-55331	9/12/17

10.15	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.16	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.17	Form of Registration Rights Agreement entered into 9/12/17		8-K	10.03	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.19	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.20	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering		10-K	10.23	000-55331	4/26/19

10.24	Form of Debenture for March 2020 Private Placement		8-K	10.01	000-55331	3/6/20

10.25	Form of Securities Purchase Agreement for May 2020 Preferred Stock Offering		10-K	10.25	000-55331	5/14/20

10.26	Termination of Licensing Agreement with Ridgeway Therapeutics, Inc. dated October 5, 2020		8-K	10.01	000-55331	10/8/20

10.27	Form of Debenture for October 2020 Private Placement		8-K	10.01	000-55331	10/29/20

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.