Form 10-K
period 2020-12-31
Inspyr Therapeutics, Inc.
filed 2021-03-31
CIK 1421204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 000-55331

INSPYR THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2629 Townsgate Road Suite 215 Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 597-7552

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $700,245 based on a closing price of $0.14 per share on such date. As of June 30, 2020, there were 5,001,757 shares of the registrant’s common stock outstanding (after applying 1-for-30 reverse stock split effective June 26, 2020).

As of March 15, 2021, the issuer had 504,289,776 common shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INSPYR THERAPEUTICS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

i

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Inspyr Therapeutics, Inc.” and “Registrant” refer to Inspyr Therapeutics, Inc. Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $0.0001 par value Series C preferred stock, our $.0.0001 par value Series D preferred stock, our $0.0001 par value Series E Preferred Stock, and our $0.0001 par value Series F Preferred Stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on June 26, 2020 as if it had taken place as of the beginning of the earliest period presented.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, business prospects and positioning with respect to the market for our proposed products, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations), express our current intentions, beliefs, expectations, strategies or predictions, as well as historical information. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, to be materially different from anticipated results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Our future operating results are dependent upon many factors which are outside our control. You should not place undue reliance on forward-looking statements. Forward-looking statements may not be realized due to a variety of factors, including, without limitation, our ability to:

●	continue to increase our corporate operations;

●	attract, build and retain a senior management team;

●	manage our business given continuing operating losses and negative cash flows;

●	obtain sufficient capital or a strategic business arrangement to fund our operations and expansion plans;

●	build the infrastructure necessary to support the growth of our business;

●	manage competitive factors and developments beyond our control;

●	manage scientific and medical developments which may be beyond our control;

●	manage the governmental regulation of our business including state, federal and international laws;

●	maintain and protect our intellectual property;

●	obtain patents based on our current and/or future patent applications;

●	obtain and maintain other rights to technology required or desirable to conduct or expand our business;

●	achieve any potential strategic benefits of licensing transactions, collaborations, acquisitions, or in-licensing of new technologies, if any;

●	successfully integrate the assets previously licensed to Ridgeway Therapeutics, Inc. pursuant to the termination of such license in October 2020; and

●	manage any other factors discussed in the “Risk Factors” section, and elsewhere in this Annual Report.

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

Overview

Inspyr Therapeutics, Inc is a pharmaceutical company focused on the research and development of novel targeted precision therapeutics for the treatment of cancer. Our approach utilizes our proprietary delivery technology to better enhance immuno-modulation for improved therapeutic outcomes. Our potential first-in-class immune-oncology lead asset, RT-AR001, an adenosine A2B receptor antagonist, is differentiated by its intratumoral delivery of nano- or microparticle formulations that allows for better tumor infiltration. The adenosine A2 Receptor is one of many T-cell surface immune checkpoint proteins. Our patented portfolio of adenosine receptor antagonists provides flexibility to optimize treatment based on the specific adenosine targets found in each type of cancer.

Adenosine Receptor Modulators

The adenosine receptor modulators include A2B and dual A2A/A2B antagonists, that have broad development applicability including indications within immuno-oncology. Very high concentrations of adenosine are produced in the tumor microenvironment which prevents the host’s own immune cells from attacking the tumor. Adenosine receptor antagonists as single-agents and in combination with other existing immuno-oncology agents may overcome this immunosuppression and boost the host immune response leading to enhanced anti-tumor activity as well as inhibition of metastasis. Preclinical data has shown effects with our drug candidates in animal models utilizing a novel platform delivery system. While we believe that the data from our nonclinical studies appear encouraging, the outcome of our ongoing or future studies may ultimately be unsuccessful.

Inspyr / Ridgeway Licensing Agreement

Pursuant to our recent termination of license with Ridgeway Therapeutics, Inc., we reacquired the rights to certain intellectual property, discussed above, and are currently focusing on a pipeline of small molecule adenosine receptor modulators. In October 2020, pursuant to the cancellation of a license agreement whereby we previously licensed US Patent 9,593,118, we reacquired the exclusive right to such patent that covers both A2B and dual A2A/A2B antagonists. Accordingly, going forward our major focus will be: (i) further characterization of the anti-cancer activity of our unique pipeline delivery platform containing A2B and dual A2A/A2B antagonists, leading to selection of a clinical candidate or candidates for an Investigative New Drug or IND enabling studies; and (ii) licensing and/or partnering our delivery platform and the A2B and dual A2A/A2B antagonists for further development.

Our ability to execute the business plan is contingent upon our ability to raise the necessary funds. During March 2020, we sold $250,000 of debt securities for cash, in October 2020, we sold $500,000 of debt securities for cash, and in January 2021, we sold $500,000 of debt securities for cash. We are currently using such funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, legal fees, and to retain consultants and other personnel in preparation for an IND filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

Pre-Revenue

We are a pre-revenue, early-stage company that has not achieved profitability, and has no product revenues. Additionally, we have no approved products for sale.

Going Concern

Our auditors’ report on our December 31, 2020 consolidated financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Notwithstanding our financings in (i) March 2020 where we raised $250,000, (ii) October 2020 where we raised $500,000, and (iii) January 2021 where we raised $500,000, our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2022. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Recent Developments

●	On January 12, 2021, we completed the private placement of $500,000 of non-interest bearing senior convertible debentures

●	On October 23, 2020, we completed the private placement of $600,000 of non-interest bearing senior convertible debentures in exchange for $500,000 in cash and the cancellation of $100,000 in obligations.

●	On October 6, 2020, our stockholders approved an increase in our authorized shares of Common Stock from one hundred fifty million (150,000,000) to one billion (1,000,000,000) shares, as well as authorizing a reverse stock split of our Common Stock at the discretion of the Board of not less than 1-for-2 and not greater than 1-for-200 at any time prior to October 5, 2021.

●	On October 5, 2020, in exchange for the issuance of (i) 65,000,000 shares of Common Stock and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock, we entered into an agreement to terminate an outstanding license agreement with Ridgeway Therapeutics, Inc. whereby we had previously licensed certain immune-oncology delivery technologies for the treatment of cancer to Ridgeway Therapeutics (“License Termination”). As a result of the License Termination, the Company announced on October 8, 2020 that it would be refocusing its efforts on a novel-immuno-oncology delivery technology targeting adenosine receptor antagonists for the treatment of cancer.

●	On March 6, 2020, we completed the private placement of $250,000 of non-interest bearing senior convertible debentures.

Product Development of Adenosine Receptor Modulators

As a result of the License Termination, the Company has refocused its business plan on the research and development of its lead asset, RT-AR001, an adenosine A2 receptor antagonist, which is differentiated by its intratumoral delivery of nano- or microparticle formulations that allows for better tumor infiltration.

Adenosine is an extracellular signaling molecule that regulates multiple aspects of tissue function and specifically plays a role in immunity and inflammation. The adenosine A2B receptor is one of many T-cell surface immune checkpoint proteins. High levels of adenosine in the tumor microenvironment are produced and, therefore, adenosine signaling, mediated through the A2A and A2B receptors, suppresses the host immune response to the tumor cells.

As such, our portfolio of adenosine receptor antagonists has broad applicability as potential immuno-oncology (IO) therapeutic agents in multiple solid tumor types both as a potential single agent and in combination with other IO agents, in addition to traditional cytotoxic chemotherapy. We are actively seeking licensing opportunities and/or partners to further develop our unique platform delivery system of A2B and dual A2A/A2B receptor antagonists. Our current product development plan for adenosine receptor antagonists contemplates the following major initiatives, subject to the Company receiving sufficient funds:

●	Continue development of anti-cancer agents with partner company, Ridgeway Therapeutics, Inc.

●	Further characterization of our platform delivery system and existing agents in preclinical studies, and towards an investigational new drug (IND) application. .
●	Support ongoing licensing / partnership activities.

Pre-IND and IND

The Company is currently pursuing an Investigational New Drug (“IND”) filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors, and is preparing its pre-IND application, for its lead asset, RT-AR001, an adenosine A2B receptor antagonist. The company plans to provide an update on RT-AR001’s clinical development in the second half of 2021.

Our Technology

We have what we believe to be a robust intellectual property portfolio covering proprietary A2A agonists (LNC-001, see below), A2B antagonists (LNC-002, see below), and dual A2A/A2B antagonists (LNC-003, see below). We also have a substantial catalogue of synthesized compounds, specifically A2A agonists and A2B antagonists that require further characterization and testing for potential clinical candidates. We believe that our proprietary dual A2A/A2B antagonists have great potential and should be further explored.

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

The intellectual property underlying our technology is covered by certain patents and patent applications previously owned by Lewis and Clark Pharmaceuticals, Inc. (LNC) and now fully owned by the Company. All of the LNC intellectual property has been assigned to the Company. We solely own all of our patents and patent applications for adenosine receptor modulators, which include three patent estates, one for A2A agonists, the second for A2B antagonists, and the third for dual A2A/A2B antagonists.  Ownership of these patent estates came from our purchase (in exchange for 7,122,172 shares of our common stock) of Lewis and Clark Pharmaceuticals, Inc. (LNC) on July 31, 2017.  The purchase of LNC also included all know-how, pre-clinical data, and development data that relate to and form the basis of our technology. Under the purchase agreement, we are sole owners of the technology and patent estates and are not required to make any other future payments, including fees or other reimbursements, milestones, or royalties, to LNC.

FILE #	COUNTRY	STATUS	APPLICATION #	DATE FILED	PATENT #	GRANT DATE
LNC-001-US	United States of America	Issued	13/956,111	Jul 31, 2013	9067963	Jun 30, 2015
LNC-001-US-CNT1	United States of America	Issued	14/752,861	Jun 27, 2015	9822141	Nov 21, 2017
LNC-002-AU	Australia	Issued	2016246068	Apr 8, 2016	2016246068	10-Dec-20
LNC-002-BE	Belgium	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-BR	Brazil	Pending	BR 11 2017 021386-9	Apr 8, 2016
LNC-002-CH	Switzerland	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-CN	China	Issued	201680026835.1	Apr 8, 2016	ZL 20160026835	Jan 8, 2021
LNC-002-CZ	Czech Republic	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-DE	Germany	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-DK	Denmark	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-EA	Eurasian Patent Office	Issued	201792156	Apr 8, 2016	36954	Jan 19, 2021
LNC-002-EP	European Patent Office	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-ES	Spain	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-FR	France	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-GB	United Kingdom	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-IE	Ireland	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-IL	Israel	Pending	254902	Apr 8, 2016
LNC-002-IN	India	Pending	201727039305	Apr 8, 2016
LNC-002-IT	Italy	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-JP	Japan	Issued	2018-504080	Apr 8, 2016	6738405	Jul 21, 2020
LNC-002-KR	Republic of Korea	Pending	10-2017-7031978	Apr 8, 2016
LNC-002-MX	Mexico	Pending	MX/a2017/012783	Apr 8, 2016
LNC-002-NL	Netherlands	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-NZ	New Zealand	Pending	736705	Apr 8, 2016
LNC-002-PL	Poland	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-PT	Portugal	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-SE	Sweden	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-SG	Singapore	Pending	11201707753X	Apr 8, 2016
LNC-002-TR	Turkey	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-US	United States of America	Issued	15/094,903	Apr 8, 2016	9593118	Mar 14, 2017
LNC-002-ZA	South Africa	Issued	2017/07248	Apr 8, 2016	201707248	Oct 31, 2018
LNC-003-P3	United States of America	Pending	63/000,286	Mar 26, 2020
LNC-003-PCT	PCT	Pending	PCT/US21/15087	Jan 26, 2021

When appropriate, we will continue to seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe will provide us with a competitive advantage. We will accomplish this by filing and maintaining patent applications for discoveries we make, either alone or in collaboration with scientific collaborators and strategic partners. Typically, we plan to file patent applications in the United States and, for LNC-003, worldwide. In addition, we plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development, and commercialization initiatives and our strategic business interest.

Development Strategy

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

Our pipeline currently includes a substantial catalogue of synthesized compounds, specifically A2A agonists and A2B antagonists that require further characterization and testing for potential clinical candidates. Our proprietary dual A2A/A2B antagonists have great potential and need to be further explored.

Our intellectual property estate, shown above, has twenty-four (24) issued patents in twenty-two (22) different jurisdictions and ten (10) currently pending applications. With appropriate funding and upon further research into our dual A2A/A2B antagonists, we intend to file regular US and foreign applications to enable worldwide protection of these antagonists.

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

Asia, European and Other Regulatory Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in Europe and other countries is necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union (EU), countries located in Asia, and other developed regions have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries and regions varies, but generally follows a similar sequence to that described for FDA approval. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries. In China, the CFDA functions as the counterpart to the FDA in the United States and is responsible for overseeing drug approvals in China and its territories.

Reimbursement and Health Care Cost Control

Reimbursement for the costs of treatments and products such as ours from government health administration authorities, private health insurers and others, both in the United States and abroad, is a key element in the success of new health care products. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. The revenue and profitability of some health care-related companies have been affected by the continuing efforts of governmental and third-party payors to contain or reduce the cost of health care through various means. Payors are increasingly attempting to limit both coverage and the levels of reimbursement for new therapeutic products approved for marketing by the FDA, and are refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control.

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

Employees

As of December 31, 2020, we employed only Mr. Cain, our interim chief executive officer who is our only remaining employee. In addition, we contract with a limited number of consultants to assist in activities related to our operations.

Corporate History

We were incorporated in the State of Delaware in November 2003. In August of 2016, we changed our name from GenSpera, Inc. to Inspyr Therapeutics, Inc. Our principal office is located in Westlake Village, California. Since our inception, we have invested a substantial portion of our efforts and financial resources in the development of mipsagargin (G-202). In July of 2017, we acquired Lewis and Clark Pharmaceuticals and licensed certain assets to Ridgeway Therapeutics for further development. Upon the termination of such license in October 2020, we resumed operations focusing our efforts on our Adenosine Receptor Modulators. On June 26, 2020, we completed a 1:30 reverse stock split of our common stock. We have generated no revenues from the sale of our product candidates and have experienced substantial net operating losses.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports. These materials are available on the SEC’s web site, www.sec.gov.

You may also read and copy any materials you file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1–800–SEC–0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet site is located at www.sec.gov. Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

INSPYR THERAPEUTICS

2629 Townsgate Road #215

Westlake Village, CA 91361

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

Since our inception, we have funded our operations through the sale of our securities. Our cash balances at December 31, 2020 were approximately $404,000. Despite raising $500,000 in gross proceeds through the sale of convertible debentures in January 2021, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2020 consolidated financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2022. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Risks Relating to Our Stage of Development and Business

If we are unable to successfully build a new management team and secure additional members and employees, our business could be harmed.

On July 15, 2019, Christopher Lowe, our chief executive officer, president and principal accounting officer resigned. In February 2018, Ronald Shazer, MD, resigned as our chief medical officer. Effective July 26, 2019, we appointed Michael Cain as our interim Chief Executive Officer and Chief Financial Officer. We will need to continue to augment senior management as well as engage additional personnel to execute our business plan and grow our business. Our success depends largely on the development and execution of our business strategy by our senior management team. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of only one individual, Mr. Cain, the loss of Mr. Cain would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. Additionally, we cannot assure you that management will succeed in working together as a team. In the event that we are unsuccessful, our business and prospects could be harmed.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through December 31, 2020, we have raised approximately $38.1 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $67 million. Our net losses for the two most recent fiscal years ended December 31, 2020 and 2019 were $6,295,000 and $934,000, respectively. Our increase in net losses is primarily the result of a loss from the change in fair value of our derivative instruments and the cost attributable to the termination of our license with Ridgeway Therapeutic, Inc., partially offset by an increase in gains from conversion of debt and a decrease in interest expense. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We have a limited operating history as a company and may not be able to effectively operate our business.

Our limited staff and operating history mean that there is a high degree of uncertainty regarding our ability to:

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

We rely on technologies that we may not be able to commercially develop, which will prevent us from generating revenues, operating profitably or providing investors any return on their investment.

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

As a pre-revenue company, our resources are limited, and we may experience challenges inherent in the early development of novel therapeutics. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic efforts compared to our proposed products. Our competitors may develop therapies that are safer, more effective and less costly than our proposed products and therefore, present a serious competitive threat to us.

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

Our proposed products, if approved for marketing, may not achieve market acceptance by the healthcare community since hospitals, physicians, patients, or the medical community in general may decide not to utilize them. We are attempting to develop products that are likely to be first approved for marketing as a treatment for late-stage cancer where there is no truly effective standard of care. If approved for use in late-stage cancer, our proposed products might then be evaluated in earlier stages where they could represent a substantial departure from established treatment methods and would most likely compete with a number of more conventional drugs and therapies which are manufactured and marketed by major pharmaceutical companies. It is too early in the development cycle of our proposed products for us to predict our major competitors. The degree of market acceptance of our products, if developed, will depend on a number of factors, including but not limited to:

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

We currently have no internal manufacturing capability and intend to rely exclusively on FDA-approved licensees, strategic partners or third-party contract manufacturers or suppliers for the foreseeable future. Because manufacturing facilities are subject to regulatory oversight and inspection, the failure of any of our third-party FDA regulated manufactures or suppliers to comply with regulatory requirements could result in material manufacturing delays and product shortages, which could delay or otherwise negatively impact our clinical trials and product development plans. Should we be forced to manufacture our proposed products, we cannot give any assurance that we would be able to develop internal manufacturing capabilities or secure third-party suppliers for raw materials. In the event that we seek third party suppliers or alternative manufacturers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event could materially impact our business prospects and could delay the development of our proposed products. Moreover, we cannot give any assurance that the contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost-effective manner or in accordance with applicable regulatory requirements or our own specifications.

We may not be able to establish or maintain the third-party relationships that are necessary to develop or potentially commercialize our product candidates.

As needed, we plan to rely heavily on third party collaborators, partners, licensees, clinical research organizations, clinical investigators, vendors or other third parties to support our research and development efforts and to conduct clinical trials for our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, these third parties on a commercially reasonable basis, if at all. Additionally, to commercialize our proposed products, we intend to rely on third party licensees or the outright sale of our proposed products to pharmaceutical partner(s). If we fail to establish or maintain such third-party relationships as anticipated, our business could be adversely affected.

We are dependent upon third parties to develop our product candidates, and such parties are, to some extent, outside of our control.

We depend and plan to depend upon independent contract research organizations, investigators, and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical studies. These individuals and/or entities are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These third parties may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If these third parties fail to devote sufficient time and resources to our programs, or if their performance is substandard, the development of our drug candidates and corresponding FDA approval could be delayed or fail entirely.

Our therapeutic compounds may not be able to be manufactured profitably on a large enough scale to support commercialization.

To date, our therapeutic compounds have only been manufactured at a scale which is adequate to supply our research activities and early-stage clinical trials. There can be no assurance that the procedures currently used to manufacture our therapeutic compounds will work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient quantities for commercialization, our future prospects could be significantly impacted, and our financial prospects would be materially harmed.

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

Some or all of our patent applications may not issue as patents, or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or our licensors, if any, may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights. If we choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company would have the right to ask the court to rule that such patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive, and we may not have the required resources to pursue such litigation or to protect our patent rights. In addition, there is a risk that the court might decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court could refuse to stop the other party on the ground that such other party’s activities do not infringe on our rights contained in these patents.

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

The design of our potential clinical trials will be based on many assumptions about the expected effect of our product candidates and if those assumptions are incorrect, our potential clinical trials may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of early clinical trials. Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that may be obtained from later trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug. Our products may not prove to be safe and effective in clinical trials and may not meet all regulatory requirements needed to receive regulatory approval. While data from our completed trials appear promising, the outcome of the current trials is uncertain, and these trials or future trials may ultimately be unsuccessful. Our clinical trials may among other things, not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

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

Encouraging results from our studies to date should not be relied upon as evidence that our planned pre-clinical and clinical trials will ultimately be successful, or our products approved for marketing. Even though the results of our studies to date may seem promising in certain respects, we will be required to demonstrate through further pre-clinical and clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we could experience potentially significant delays in, or be required to abandon, development of that product candidate. While initial data from our preliminary studies appear promising, the outcome of any clinical trials is uncertain and such trials or future trials may ultimately be unsuccessful.

If users of our proposed products are unable to obtain adequate reimbursement from third-party payors, market acceptance of our proposed products may be limited, and we may not achieve revenues or profits.

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

Because of our limited resources, management has concluded that our internal control over financial reporting may not be effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer materially, and we may become subject to litigation.

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

The market prices for the securities of biotechnology and pharmaceutical companies in general, and early-stage drug development companies in particular, such as ours, have been highly volatile and may continue to be highly volatile in the future. The following may have a significant impact on the market price of our common stock:

●	our ability to retain and augment our current management team and workforce, which currently consists of only one employee, our chief executive officer;

●	the development status of our drug candidates, particularly the results of our clinical trials;

●	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

●	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

●	disputes or other developments concerning our proprietary rights;

●	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial and developmental performance;

●	additions or departures of key personnel;

●	loss of any strategic relationship;

●	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

●	public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical and pharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;

●	regulatory developments in the United States or foreign countries; and

●	economic, political and other external factors.

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

We are authorized under our certificate of incorporation to issue up to 1,000,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of March 15, 2021, we have issued and outstanding 504,289,776 shares of common stock. We have also issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue 495,710,224 shares of common stock, and 29,981,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of March 15, 2021, we had 1,000,000,000 shares of common stock, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock issued and outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $4,991,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $901,440 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, Series D 0% Convertible Preferred and Series E 0% convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of March 15, 2021, we were obligated to reserve for issuance (i) 438 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 14,200,000 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 50,782 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 1,333 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 16,667 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) an indeterminate number of shares of common stock issuable upon the conversion of 8,000 shares of Series F 0% Convertible Preferred Stock (such amount will equal 80% of the common stock post conversion), (vii) 4,798 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $15.99 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (viii) 176 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1,939.48 per share and (ix) 52,762,061 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

Our executive offices are located at 2629 Townsgate Road, Suite 215, Westlake Village, CA 91361. At present our employee and consultants work virtually from around the country. We currently pay no money for these facilities. There is no affiliation between us or any of our principals or agents and our landlords or any of their principals or agents.

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

Holders

As of March 15, 2021, we had approximately 135 record holders of our common stock.

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

Equity Compensation Plan Information

See information contained in Part III, Item 12 of this Annual Report filed on Form 10-K.

Equity Compensation Plans Not Approved by Security Holders

See information contained in Part III, Item 12 of this Annual Report filed on Form 10-K.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold since January 1, 2020.  The following securities were issued in private offerings pursuant to the exemption from registration contained in the Securities Act and the rules promulgated thereunder in reliance on Section 4(2) thereof, relating to offers of securities by an issuer not involving any public offering. All share amounts and prices reflect the 1-for-30 reverse stock split that was effective June 26, 2020.

●	Between January 1, 2020 and March 31, 2020, debenture holders converted an aggregate of $451,662 into 4,378,375 shares of common stock at per share conversion prices ranging from $0.0021 to $0.47.

●	On March 6, 2020, we issued an aggregate of $250,000 in senior convertible debentures (“March 2020 Debentures”) to certain accredited investors for cash. At issuance, the conversion price of the March 2020 Debentures was equal to the lesser of (i) $0.33 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. Pursuant to an amendment to the March 2020 Debentures and all other outstanding convertible debentures owned by certain shareholders, the conversion price was amended such that the conversion price is equal to the lesser of (i) $0.33 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. As of the date of this report, the March 2020 Debentures have been fully converted into common stock.

●

On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. The Series E Preferred Stock are convertible into shares of Common Stock at a conversion price of $0.30 per share.

●	Between July 1, 2020 and August 12, 2020, debenture holders converted an aggregate of $80,906 into 1,585,400 shares of common stock at per share conversion prices ranging from $0.0315 to $0.086.

●	On October 5, 2020, we entered into an agreement with Ridgeway Therapeutics (“Ridgeway”) to terminate an outstanding license agreement previously entered into with Ridgeway (“Termination Agreement”). Pursuant to the Termination Agreement, as consideration, we issued Ridgeway (i) 65,000,000 shares of our Common Stock and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock. The 8,000 shares of Series F Preferred Stock are convertible into an aggregate of eighty percent (80%) of the issued and outstanding Common Stock post-conversion on the conversion date. The Series F Preferred Stock votes on an as converted to Common Stock basis. Additionally, upon the termination, conversion, or otherwise extinguishment of certain or our outstanding convertible debentures, the Series F Preferred Stock will automatically convert into Common Stock.

●	On October 23, 2020, we issued an aggregate of $600,000 in senior convertible debentures (“October 2020 Debentures”) to certain accredited investors for $500,000 cash and the cancellation of $100,000 in outstanding obligations. The October 2020 Debentures have the same terms as the March 2020 Debentures, as amended, and mature on October 23, 2021.

●	Between August 17, 2020 and October 9, 2020, debenture holders converted an aggregate of $525,290 into 78,412,843 shares of common stock at per share conversion prices ranging from $0.0026 to $0.019.

●

Between November 30, 2020 and December 31, 2020, debenture holders converted an aggregate of $252,210 into 35,625,000 shares of common stock at per share conversion prices ranging from $0.0045 to $0.0089.

●	Between January 1, 2021 and March 15, 2021, debenture holders converted an aggregate of $1,964,500 into 318,664,776 shares of common stock at per share conversion prices ranging from $0.0045 to $0.0073.

●	On January 12, 2021 we issued an aggregate of $500,000 in senior convertible debentures (“January 2021 Debentures”) to certain accredited investors for cash. The January 2021 Debentures have the same terms as the March 2020 Debentures, as amended, and mature on January 12, 2022.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview – Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies – Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations – Analysis of our financial results comparing the year ended December 31, 2020 to the year ended December 31, 2019.

●	Liquidity and Capital Resources – Liquidity discussion of our financial condition and potential sources of liquidity.

Company Overview

Business

Inspyr Therapeutics, Inc is a pharmaceutical company focused on the research and development of novel targeted precision therapeutics for the treatment of cancer. Our approach utilizes our proprietary delivery technology to better enhance immuno-modulation for improved therapeutic outcomes. Our potential first-in-class immune-oncology lead asset, RT-AR001, an adenosine A2B receptor antagonist, is differentiated by its intratumoral delivery of nano- or microparticle formulations that allows for better tumor infiltration. The adenosine A2 Receptor is one of many T-cell surface immune checkpoint proteins. Our patented portfolio of adenosine receptor antagonists provides flexibility to optimize treatment based on the specific adenosine targets found in each type of cancer.

Adenosine Receptor Modulators

The adenosine receptor modulators include A2B and dual A2A/A2B antagonists, that have broad development applicability including indications within immuno-oncology. Very high concentrations of adenosine are produced in the tumor microenvironment which prevents the host’s own immune cells from attacking the tumor. Adenosine receptor antagonists as single-agents and in combination with other existing immuno-oncology agents may overcome this immunosuppression, and boost the host immune response leading to enhanced anti-tumor activity as well as inhibition of metastasis. Preclinical data has shown effects with our drug candidates in animal models utilizing a novel platform delivery system. While we believe that the data from our nonclinical studies appear encouraging, the outcome of our ongoing or future studies may ultimately be unsuccessful.

Inspyr / Ridgeway Licensing Agreement

Pursuant to our recent termination of license with Ridgeway Therapeutics, Inc., we reacquired the rights to certain intellectual property, discussed above, and are currently focusing on a pipeline of small molecule adenosine receptor modulators. In October 2020, pursuant to the cancellation of a license agreement whereby we previously licensed US Patent 9,593,118, we reacquired the exclusive right to such patent that covers both A2B and dual A2A/A2B antagonists. Accordingly, going forward our major focus will be to: (i) further characterization of the anti-cancer activity of our unique pipeline delivery platform containing A2B and dual A2A/A2B antagonists, leading to selection of a clinical candidate or candidates for an Investigative New Drug or IND enabling studies; and (ii) licensing and/or partnering our delivery platform and the A2B and dual A2A/A2B antagonists for further development.

During March 2020, we sold $250,000 of debt securities for cash, in October 2020, we sold $500,000 of debt securities for cash, and in January 2021, we sold $500,000 of debt securities for cash. We are currently using such funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, legal fees, and to retain consultants and other personnel in preparation for an IND filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

Pre-Revenue

We are a pre-revenue, early-stage company that has not achieved profitability, and has no product revenues. Additionally, we have no approved products for sale.

Recent Developments

●	On January 12, 2021, we completed the private placement of $500,000 of non-interest bearing senior convertible debentures.

●	On October 23, 2020, we completed the private placement of $600,000 of non-interest bearing senior convertible debentures in exchange for $500,000 in cash and the cancellation of $100,000 in obligations

●	On October 6, 2020, our stockholders approved an increase in our authorized shares of Common Stock from one hundred fifty million (150,000,000) to one billion (1,000,000,000) shares, as well as authorizing a reverse stock split of our Common Stock at the discretion of the Board of not less than 1-for-2 and not greater than 1-for-200 at any time prior to October 5, 2021.

●	On October 5, 2020, in exchange for the issuance of (i) 65,000,000 shares of Common Stock and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock, we entered into an agreement to terminate an outstanding license agreement with Ridgeway Therapeutics, Inc. whereby we had previously licensed certain immune-oncology delivery technologies for the treatment of cancer to Ridgeway Therapeutics (“License Termination”). As a result of the License Termination, the Company announced on October 8, 2020 that it would be refocusing its efforts on a novel-immuno-oncology delivery technology targeting adenosine receptor antagonists for the treatment of cancer.

●	On March 6, 2020, we completed the private placement of $250,000 of non-interest bearing senior convertible debentures.

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. We have not received FDA approval to market, distribute or sell any products. We have recently begun working on developing IND approved studies for our adenosine receptor technology platform.

Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of December 31, 2020 we had an accumulated deficit of approximately $67 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash and restricted cash balances at December 31, 2020 were approximately $404,000 representing 100% of total assets. In October 2020, we completed a private placement of $500,000 in cash of our debt securities and in January 2021, we completed another private placement of $500,000 in cash of our debt securities. Based on our current expected level of operating expenditures and current cash balance as of the date of this report, we expect to be able to fund our operations into the second quarter of 2022. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2020 consolidated financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash, but upon the cancellation of the Ridgeway license, we resumed preclinical development. Notwithstanding our recent financing in January of 2021 whereby we raised $500,000, our current cash level raises substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2020 that are of significance or potential significance to the Company.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We do not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

Result of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2020 and 2019. We do not anticipate generating any revenues during 2021. Net loss for 2020 and 2019 were $6,295,000 and $934,000, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $2.5 million and $0.6 million during 2020 and 2019, respectively.  The increase in operating expenses is the result of the following factors.

	Year Ended		Change in 2020
	December 31,		Versus 2019
	2020	2019	$	%
	(amount in thousands)
Operating Expenses
Research and development	$18	$44	$(26)	(60)%
License termination cost	1,969	—	1,969	100%
General and administrative	494	565	(71)	(13)%
Total operating expense	$2,481	$609	$1,872	307%

Research and Development

Research and development expenses totaled $18,000 and $44,000 for the years ended 2020 and 2019, respectively. The decrease of $26,000, or 60%, in 2020 compared to 2019 was primarily due to the termination of storage costs related to Mipsagargin, which was being developed prior to the curtailment of operations in February of 2018, partially offset by the engagement of consultants to develop the adenosine A2R antagonists and in preparation for an IND filing.

Our future research and development expenses will consist primarily of expenditures related to consultants and other personnel and costs required to develop the adenosine A2R antagonists and in preparation for an IND filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors.

License Termination Cost

License termination cost relates to the termination of a licensing agreement previously entered into on August 3, 2018, as more fully described elsewhere in this filing. We incurred noncash expense of approximately $1,944,000 related to the issuance of 65 million shares of common stock and 8,000 shares of Series F 0% Convertible Preferred Stock. Additionally, we have assumed certain expenses and costs of approximately $25,000.

General and Administrative

General and administrative expenses totaled $0.5 million and $0.57 million during 2020 and 2019, respectively. The decrease of approximately $0.07 million, or 13%, in 2020 compared to 2019 was primarily the result of a decrease in professional fees.

Other Income (Expense)

Other income (expense) totaled approximately $3.7 million and $0.3 million of expense for 2020 and 2019, respectively.

	Year Ended		Change in 2020
	December 31,		Versus 2019
	2020	2019	$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$(3,846)	$327	$(4,173)	(1,276)%
Gain on conversion of debt	334	125	209	167%
Interest (expense), net	(302)	(777)	475	61%
Total other income (expense)	$(3,814)	$(325)	$(3,489)	(1,074)%

Loss on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized loss of $3.8 million and gain of $0.3 million during the years ended December 31, 2020 and 2019, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019, March 2020 and October 2020, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 7 in our Consolidated Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debt of approximately $0.3 million during the year ended December 31, 2020, with a gain of approximately $0.1 million during the year ended December 31, 2019. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had $0.3 million net interest expense in 2020, compared to $0.8 million of expense in 2019. The decrease of $0.5 million was attributable to a decrease in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $67 million as of December 31, 2020 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2020, we have funded our operations through the private sale of our equity securities, convertible debt and exercise of options and warrants, resulting in gross proceeds of $38.1 million. Cash at December 31, 2020 was approximately $404,000.

Our auditors’ report on our December 31, 2020 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the second quarter of 2022. This assumes that we spend minimally on general operations and only continue conducting our ongoing clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Year Ended
	December 31,
	2020	2019
	(amounts in thousands)
Cash and restricted cash at beginning of year	$23	$331
Net cash used in operating activities	(374)	(313)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	755	5
Cash and restricted cash at end of year	$404	$23

Net Cash Used in Operating Activities

Net cash used in operating activities was $0.4 million and $0.3 million during 2020 and 2019, respectively. The increase of $0.1 million in cash used during 2020 compared to 2019 was primarily attributable to a decrease in changes in accounts payable and accrued expense of approximately $97,000, partially offset by a decrease in net loss (after adjusting for noncash items) of approximately $36,000.

Net Cash Used in Investing Activities

Cash provided by investing activities was $0 for each of the years 2020 and 2019.

Net Cash Provided by Financing Activities

During 2020, we received net proceeds of $755,000 from the sales of our securities and convertible debentures, compared to $5,000 during 2019 in net proceeds from the sales of our securities in a private placement. We are actively seeking sources of financing to fund our continued operations and research and development programs.

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

Evaluation of Disclosure Controls and Procedures

Our management, which consists only of our Principal Executive Officer and Principal Accounting Officer (who is also our Principal Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2020 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors, Executive Officers and Significant Employees

The names of our directors and executive officers and their ages, positions, and biographies as of March 15, 2020, are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected, except in the case of death, resignation, or removal. On June 30, 2019, John Montgomery resigned as a member of the Board. On June 15, 2019, Christopher Lowe resigned as chief executive officer and as a member of the Board. On July 26, 2019, we appointed Michael Cain as our interim chief executive officer, chief financial officer, president, and as a member of the Board.

Name	Position	Age	Position Since
Executive Directors
Michael Cain*	Chief Executive Officer, Chief Financial Officer, President and Director	37	7/2019

Independent Directors
Scott V. Ogilvie	Director	66	03/2008
Claire Thom, Pharm.D.	Director	65	10/2016

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

The table below identifies the Board’s standing committees and committee membership as of March 15, 2021:

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

Our Audit Committee is currently comprised of Scott V. Ogilvie and Claire Thom, each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the SEC and rule 5605(a)(2) of the Marketplace Rules of NASDAQ. Additionally, our board has determined that Scott V. Ogilvie is an audit committee financial expert as defined under the rules of the SEC. A copy of the charter is contained in Exhibit 99.01 to this Annual Report.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee’s purpose is to assist our board of directors in identifying individuals qualified to become members of our board of directors consistent with criteria set by our board of directors and to develop our corporate governance principles. This committee’s responsibilities include:

●	Evaluating the composition, size, organization and governance of our board of directors and its committees, determining future requirements, and making recommendations regarding future planning, the appointment of directors to our committees and selection of chairs of these committees.

●	Reviewing and recommending to our board of directors, director independence determinations made with respect to continuing and prospective directors.

●	Establishing a policy for considering stockholder nominees for election to our board of directors.

●	Recommending ways to enhance communications and relations with our stockholders.

●	Evaluating and recommending candidates for election to our board of directors.

●	Overseeing our board of directors’ performance and self-evaluation process and developing continuing education programs for our directors.

●	Evaluating and recommending to the board of directors, termination of service of individual members of the board of directors as appropriate, in accordance with governance principles, for cause or for other proper reasons.

●	Making regular written reports to the board of directors.

●	Reviewing and reexamining the committee’s charter and making recommendations to the board of directors regarding any proposed changes.

●	Reviewing annually the committee’s own performance against responsibilities outlined in its charter and as otherwise established by the board of directors.

Our Nominating and Corporate Governance Committee is currently comprised of Scott V. Ogilvie, a non-employee member of our board of directors. Our board of directors has determined that Mr. Ogilvie is independent as defined in rule 5605(a)(2) of the Marketplace Rules of NASDAQ. The charter of the Nominating and Corporate Governance Committee is contained in Exhibit 99.03 of this Annual Report.

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

Based solely upon a review of the copies of such forms furnished to the Company, and on written representations from the reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors and officers were timely met during 2020.

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late
None	None	None

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ended December 31, 2020 and 2019 provided by (i) each person serving as our principal executive officer, or PEO, or acting in a similar capacity during our fiscal year ended December 31, 2020 (ii) our most highly compensated executive officers other than our PEO who were serving as executive officers on December 31, 2020 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Principal Financial Officer.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Lowe,	2020	—		—	—	—	—	—	—	—
Chief Executive Officer and Chief Financial Officer	2019	—	(1)	—	—	—	—	—	—	—

Michael Cain,	2020	—	(2)	—	—	—	—	—	—	—
Chief Executive Officer and Chief Financial Officer	2019	—	(2)	—	—	—	—	—	—	—

(1)	No salary was paid or accrued for Mr. Lowe in 2019. Effective July 15, 2019, Mr. Lowe resigned as chief executive officer and as a member of the Board.

(2)	Mr. Cain became our chief executive officer and principal accounting officer effective July 26, 2019. Mr. Cain currently has not received any compensation for his services.

Outstanding Executive Equity Awards at Fiscal Year-End 2020

None.

Employment Agreements and Change in Control

Michael Cain

Michael Cain was appointed chief executive officer and chief financial officer / principal accounting officer of the Company effective July 26, 2019. We currently do not have any employment agreement covering Mr. Cain’s services and he is not currently receiving any compensation as our chief executive officer or chief financial officer. Mr. Cain is not subject to any compensation in the event that he is terminated or resigns for any reason.

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Scott Ogilvie	—	—	—	—	—	30,000	(1)	30,000

Claire Thom	—	—	—	—	—	20,000	(2)	20,000

(1)	On March 1, 2021, we entered into an agreement with Mr. Ogilvie whereby each of the parties entered into a mutual release and we agreed to pay Mr. Ogilvie an aggregate of $60,000, of which $30,000 was due and payable on November 13, 2020 with the remaining $30,000 due and payable on February 18, 2021. In exchange for such payments, Mr. Ogilvie agreed to waive $231,167 in outstanding director fees owed to Mr. Ogilvie from March 31, 2017 through March 31, 2021.

(2)	On March 1, 2021, we entered into an agreement with Dr. Thom whereby each of the parties entered into a mutual release and we agreed to pay Dr. Thom an aggregate of $40,000, of which $20,000 was due and payable on November 13, 2020 with the remaining $20,000 due and payable on February 18, 2021. In exchange for such payments, Dr. Thom agreed to waive $204,500 in outstanding director fees owed to Dr. Thom from March 31, 2017 through March 31, 2021.

Current Amended Non-Employee Director Compensation Policy

Effective April 1, 2021, the Board of Directors amended its employee director compensation policy (“Amended Director Policy”). Pursuant to the Amended Director Policy, each Board member will receive $5,000 in cash per quarter of service on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table sets forth information as of December 31, 2020 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
N/A (1)
Equity compensation plans not approved by security holders:
N/A (1)
Total

(1)	Our 2007 Equity Compensation Plan, 2009 Executive Compensation Plan, Inducement Award Stock Option Plan and 2017 Equity Compensation Plan have all expired or been terminated by the Board as of the date of this Annual Report.

2007 Equity Compensation Plan

Our 2007 Equity Compensation Plan (“2007 Plan”) was administered by our board or any of its committees. The purposes of the 2007 Plan was to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan was at the discretion of the administrator, which had the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we were able to grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorized the issuance of up to 67 shares of common stock for the foregoing awards per fiscal year with an aggregate of 267 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2020, we had granted awards under the 2007 Plan equal to approximately 241 shares of our common stock, and 202 shares have been cancelled or forfeited. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan, as amended (“2009 Plan”) was administered by our Board or any of its committees. The purpose of our 2009 Plan was to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan was at the discretion of the administrator, which had the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we were able to grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2020, our 2009 Plan authorized the issuance of up to 267 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to approximately 220 common shares, and 184 shares had been cancelled or forfeited.

Inducement Award Stock Option Plan

Our Inducement Award Stock Option Plan (“Inducement Plan”) was administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company was able to grant stock options for up to a total of 400 shares of common stock to new employees of the Company. As of December 31, 2020, 282 grants have been made pursuant to the Plan, and 130 shares have been cancelled or forfeited.

Inspyr Therapeutics 2017 Equity Compensation Plan

Our 2017 Equity Compensation Plan (“2017 Plan”) was administered by our board or any of its committees. The purposes of the 2017 Plan was to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2017 Plan was at the discretion of the administrator, which had the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2017 Plan, we were able to grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2017 Plan authorized the issuance of up to 2,667 shares of common stock for the foregoing awards. As of December 31, 2020, we had granted no awards under the 2017 Plan, and no shares had been cancelled or forfeited.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2021, information regarding beneficial ownership of our capital stock by:

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

		Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities (2)	Total	Percent of Class (2)
Directors and named Executive Officers
Michael Cain	—	—	—	*
Christopher Lowe	—	—	—	*
Scott Ogilvie	—	4	4	*
Claire Thom	—	4	4	*
All directors and executive officers as a group (4 persons)	—	8	8	* %
5% Shareholders
Sabby Healthcare Master Fund, Ltd. (3)	25,050,000	19,527,074	44,577,074	8.51%
Sabby Volatility Warrant Master Fund, Ltd. (4)	25,050,000	20,945,015	45,995,015	8.76%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 2629 Townsgate Road #215, Westlake Village, CA 91361.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There were 504,289,776 shares of common stock issued and outstanding as of March 15, 2021.

(3)	89 Nexus Way, Camana Bay, Grand Cayman Ky1-9007, Cayman Islands.

(4)	89 Nexus Way, Camana Bay, Grand Cayman Ky1-9007, Cayman Islands.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

●

On March 1, 2021, we entered into a settlement and release agreement with Claire Thom, one of our independent directors for the settlement of past due director fees and the mutual release of all claims. Pursuant to the agreement, Dr. Thom agreed to waive $204,500 in outstanding director fees in exchange for the following: (i) the payment of $40,000 (of which $20,000 was paid in November 2020 and $20,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021, a common stock purchase option with a Black Scholes’ value of $40,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. We also agreed to amend our non-employee director compensation policy such that on April 1, 2021 each director will be entitled to receive a quarterly Board fee of $5,000 in cash.

●	On March 1, 2021, we entered into a settlement and release agreement with Scott Ogilvie, one of our independent directors for the settlement of all past due director fees and the mutual release of all claims. Pursuant to the agreement, Mr. Ogilvie agreed to waive $231,167 in outstanding director fees in exchange for the following: (i) the payment of $60,000 (of which $30,000 was paid in November 2020 and $30,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021, a common stock purchase option with a Black Scholes’ value of $40,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. We also agreed to amend our non-employee director compensation policy such that on April 1, 2021 each director will be entitled to receive a quarterly Board fee of $5,000 in cash.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2020 and 2019 fiscal years:

Type of Fees	2020	2019

Audit Fees	$50,000	$50,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$50,000	$50,000

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2020 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. The firm we engaged during 2020 provided no other services, other than those listed above.

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

INSPYR THERAPEUTICS, INC.

Date: March 31, 2021	/s/ Michael Cain
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Cain	Principal Executive Officer, Principal Accounting Officer	March 31, 2021
Michael Cain	(Principal Executive Officer and Principal Accounting Officer)

/s/ Scott Ogilvie	Director	March 31, 2021
Scott Ogilvie

/s/ Claire Thom, PharmD	Director	March 31, 2021
Claire Thom, PharmD

INSPYR THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Inspyr Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inspyr Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of losses, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception and has generated no revenues. The Company has a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Derivative Liabilities

As described in Note 3 to the consolidated financial statements, the Company measures fair value of derivative liabilities at fair value using level three inputs. To determine fair value of derivative liabilities, the Company determines the appropriate valuation methodology and assumptions, including unobservable inputs. The derivative liabilities are measured at fair value using a Black-Scholes valuation model that uses significant assumptions, including the Company's stock price, historical volatility of the Company's shares, risk-free interest rate and probability of conversion occurrence through maturity.

Auditing management's estimate for the fair value of derivative liabilities was complex and highly judgmental as it involved our assessment of the significant assumptions used by management because the fair value calculations were sensitive to changes in assumptions described above, and certain inputs used in the determination of fair values were based on unobservable data, including, but not limited to, the historical volatility and probability of conversion.

To test the fair value of derivative liabilities, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions used by the Company.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2014.

Boynton Beach, Florida

March 31, 2021

INSPYR THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2020	2019

ASSETS

Current assets:
Cash	$404	$4
Restricted cash	-	19
Total current assets	404	23

Total assets	$404	$23

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,261	$2,269
Accrued expenses	1,940	1,866
Convertible debentures, net of unamortized discount of $488 and $281	1,878	2,826
Derivative liability	6,828	1,785
Total current liabilities	12,907	8,746
Total liabilities	12,907	8,746

Commitments and contingencies (Note 8)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,978,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 and 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series E, par value $.0001 per share; 5,000 shares authorized, 5,000 and no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series F, par value $.0001 per share; 8,000 shares authorized, 8,000 and no shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 1,000,000,000 shares authorized, 185,625,000 and 623,382 shares issued and outstanding, respectively	19	-
Additional paid-in capital	54,453	51,957
Accumulated deficit	(66,975)	(60,680)

Total stockholders’ deficit	(12,503)	(8,723)

Total liabilities and stockholders’ deficit	$404	$23

The accompanying notes are an integral part of these audited consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF LOSSES

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019

Operating expenses:
Research and development	$18	$44
License termination cost	1,969	-
General and administrative	494	565
Total operating expenses	2,481	609

Loss from operations	(2,481)	(609)

Other income (expense):
Gain (loss) on change in fair value of derivative liability	(3,846)	327
Gain on conversion of debt	334	125
Interest (expense), net	(302)	(777)

Loss before provision for income taxes	(6,295)	(934)

Provision for income taxes	-	-

Net loss	(6,295)	(934)
Deemed dividend	(64)	(54)

Net loss attributable to common shareholders	$(6,359)	$(988)

Net loss per common share, basic and diluted	$(0.14)	$(4.22)

Weighted average shares outstanding	43,343,388	234,345

The accompanying notes are an integral part of these audited consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	495	$-	114,508	$-	$51,479	$(59,746)	$(8,267)

Sale of preferred stock	5,000	-	-	-	5	-	5

Conversion of notes	-	-	508,874	-	473	-	473

Net loss	-	-	-	-	-	(934)	(934)

Balance, December 31, 2019	5,495	-	623,382	-	51,957	(60,680)	(8,723)

Sale of preferred stock	5,000	-	-	-	5	-	5

Issuance of preferred stock for license termination	8,000	-	-	-	-	-	-

Issuance of common stock for license termination	-	-	65,000,000	7	260	-	267

Conversion of notes	-	-	120,001,618	12	2,231	-	2,243

Net loss	-	-	-	-	-	(6,295)	(6,295)

Balance, December 31, 2020	18,495	$-	185,625,000	$19	$54,453	$(66,975)	$(12,503)

The accompanying notes are an integral part of these audited consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(6,295)	$(934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	36
Common and preferred stock issued for license termination	1,944	-
(Gain) loss on change in fair value of derivative liability	3,846	(327)
Gain on conversion of debt	(334)	(125)
Amortization of debt discount	280	281
Finance cost	20	494
Increase in operating liabilities:
Accounts payable and accrued expenses	165	262
Cash used in operating activities	(374)	(313)

Cash flows from investing activities:
Cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes	750	-
Proceeds from sale of preferred stock	5	5
Cash provided by financing activities	755	5

Net increase (decrease) in cash and restricted cash	381	(308)
Cash and restricted cash, beginning of year	23	331

Cash and restricted cash, end of year	$404	$23

The accompanying notes are an integral part of these audited consolidated financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1 – BACKGROUND

Inspyr Therapeutics, Inc. (“we”, “us”, “our company”, “our”, “Inspyr” or the “Company”) was formed under the laws of the State of Delaware in November 2003, and has its principal office in Westlake Village, California. We are focused on the research and development of novel targeted precision therapeutics for the treatment of cancer.

Our approach utilizes our proprietary delivery technology to better enhance immuno-modulation for improved therapeutic outcomes. Our potential first-in-class immune-oncology lead asset, RT-AR001, an adenosine receptor A2B antagonist, is differentiated by its novel microparticle formulation that allows for better tumor infiltration and enhanced outcomes when administered intra-tumorally. Our patented portfolio of adenosine receptor antagonists provides flexibility to optimize treatment based on the specific targets found in each type of cancer.

The adenosine receptor modulators include A 2B antagonists, dual A 2A /A 2B antagonists, and A 2A antagonists that have broad development applicability including indications within immuno-oncology and inflammation. Adenosine is implicated in immunosuppression in the tumor microenvironment. Adenosine receptor antagonists may boost the host immune response against the tumor as a single-agent and in combination with other existing immuno-oncology agents leading to enhanced tumor killing and inhibition of metastasis. Adenosine also has anti-inflammatory properties in the acute and chronic setting. Adenosine receptor antagonists may promote a decreased inflammatory response and can potentially treat a broad range of inflammatory and autoimmune based diseases and conditions (e.g., rheumatoid arthritis, joint injury, Crohn’s disease, psoriasis) as well as improve wound healing and decrease pain.

Pursuant to our recent termination of license with Ridgeway Therapeutics, Inc. (“Ridgeway”), we reacquired the rights to certain intellectual property, discussed above, and are currently focusing on a pipeline of small molecule adenosine receptor modulators. In October 2020, pursuant to the cancellation of a license agreement whereby we previously licensed US Patent 9,593,118, we reacquired the exclusive right to such patent that covers both A2B and dual A2A/A2B antagonists. Accordingly, going forward our major focus will be to: (i) further characterization of the anti-cancer activity of our unique pipeline delivery platform containing A2B and dual A2A/A2B antagonists, leading to selection of a clinical candidate or candidates for an Investigative New Drug or IND enabling studies; and (ii) licensing and/or partnering our delivery platform and the A2B and dual A2A/A2B antagonists for further development.

Our ability to execute the business plan is contingent upon our ability to raise the necessary funds. During March 2020, we sold approximately $250,000 of debt securities and in October 2020, we sold $500,000 of debt securities for cash. In January 2021, we sold an additional $500,000 of debt securities for cash (see Note 15). We are currently using such funds to maintain our SEC reporting requirements, pay legal accounting and other professional fees, and to retain consultants and other personnel to develop the adenosine A2R antagonists and in preparation for an IND filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

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

The Company has filed a certificate of designation (“COD”) with the Secretary of State of the State of Delaware that contains the rights, preferences, and privileges of the Series F Preferred Stock. Pursuant to the COD, each share of Series F Preferred Stock has a stated value of $10.00 per share and is convertible into Common Stock at any time at the election of the holder. In the aggregate, all of the Series F Preferred Stock issued to Ridgeway is convertible into such number of shares of Common Stock equal to eighty percent (80%) of the issued and outstanding shares of Common Stock, post-conversion, on the conversion date (taking into effect any forward or reverse stock splits or consolidations). The Series F Preferred Stock votes on an as if converted to common stock basis. Additionally, upon the Company’s outstanding Convertible Debentures (as such term is defined in the COD) being terminated, converted, or otherwise extinguished, the Series F Preferred Stock will automatically convert into Common Stock.

Pursuant to the Termination Agreement, in the event that the Company is unable to secure equity financing resulting in aggregate gross proceeds to the Company of at least $5,000,000 by October 5, 2023, or in the event that the Company ceases its operations, then the Termination Agreement will be deemed terminated and the Licensing Agreement will be reinstated in exchange for the return of the Common Shares and Series F Preferred Stock.

As a result of the issuance of the Common Shares and Series F Preferred Stock, Ridgeway Therapeutics became the owner of approximately 54.14% of the Company’s issued and outstanding Common Stock. Furthermore, by virtue of the issuance of the Series F Preferred Stock, Ridgeway will vote on an as if converted to common stock basis which shall be equal to eighty percent (80%) of the issued and outstanding Common Stock post-conversion. Accordingly, the board of directors of the Company has determined that a change in control of the registrant has occurred. The Company did not have a prior relationship with Ridgeway, or any of its principals, except pursuant to the terms contained in the Termination Agreement and its previous relationship under the Licensing Agreement.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our consolidated financial statements contains explanatory going concern language. We have prepared our consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from operations since inception, we have a working capital deficit of $12.5 million and we have an accumulated deficit of $67 million as of December 31, 2020. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash balances at December 31, 2020 were approximately $404,000, representing 100% of our total assets. We had curtailed substantially all operations in February 2018. Based on our current expected level of operating expenditures, and including approximately $250,000 that we raised in March 2020, $500,000 that we raised in October 2020 and $500,000 that we raised in January 2021 (see Note 15), pursuant to the sale of our senior convertible debentures, we expect to be able to fund our operations into the second quarter of 2022. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

In the event additional financing is not obtained, we may pursue cost cutting measures as well as explore the sale of assets to generate additional funds. If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate any of our development programs or clinical trials, these events could have a material adverse effect on our business, results of operations, and financial condition. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our current cash level raises substantial doubt about our ability to continue as a going concern past the second quarter of 2022. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

NOTE 3 – SUMMARY OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Inspyr Therapeutics, Inc., and its wholly-owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. All significant intercompany accounts and transactions have been eliminated.

Reverse Stock Split and Increase in Authorized Shares

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

On September 17, 2019, the Company’s Board of Directors approved a one-for-twenty five (1-for-25) reverse stock split of the Company’s common stock. In furtherance of the Reverse Stock Split, the Company has filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split effective as of 5:00 p.m. Eastern Time on September 30, 2019 (“Effective Time”). Accordingly, at the Effective Time, each of the Company’s common stock shareholders received one new share of common stock for every twenty-five shares such shareholder held immediately prior to the Effective Time. The Reverse Stock Split will also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise/conversion price being increased proportionately to the Reverse Stock Split ratio.

All share and per share data has been retroactively adjusted in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the June 26, 2020 and September 30, 2019 amendments.

Pursuant to a joint written consent of the board of directors and a majority of the voting power of the Company’s stockholders, the Company’s shareholders approved amending and restated the Company’s Certificate of Incorporation to (i) increase the Company’s authorized Common Stock from 150,000,000 shares to 1,000,000,000 shares and to (ii) increase or decrease (but not below the number of shares of such class outstanding) the number of authorized shares of the class of Common Stock or Preferred Stock by the affirmative vote of the holders of a majority in voting power of the outstanding shares of capital stock of the Company irrespective of the provisions of Section 242(b)(2) of the Delaware General Corporation Law.

The Company filed the Amended and Restated Certificate of Incorporation with Delaware’s Secretary of State reflecting the foregoing changes with an effective date and time of November 27, 2020.

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

We incurred research and development expenses of $0.02 million and $0.04 million for the years ended December 31, 2020 and 2019, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at December 31, 2020 or 2019.

Restricted Cash

Restricted cash consisted of funds held in trust for the Company. The use of these funds was restricted to: (i) the payment of professional fees in connection with bringing the Company’s filings current, and (ii) the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees and fees payable to the OTCQB and FINRA. There were no restrictions on the use of cash at December 31, 2020.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash and restricted cash was $0.4 million and $0.02 million at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, there was no cash over the federally insured limit.

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

Depreciation expense was approximately $0 and $2,000 for the years ended December 31, 2020 and 2019, respectively.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of December 31, 2020 and 2019, as they would be anti-dilutive:

	Year Ended December 31,
	2020	2019
Shares underlying options outstanding	225	256
Shares underlying warrants outstanding	2,493	3,211
Shares underlying convertible notes outstanding	521,240,282	21,370,656
Shares underlying convertible preferred stock outstanding	749,643,728	263,728
	1,270,886,728	21,637,851

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

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments with maturities of one year or less when acquired. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

The derivative liabilities consist of our convertible notes and Series F preferred stock with variable conversion features. The Company uses the Black-Scholes option-pricing model to value its derivative liabilities which incorporate the Company’s stock price, volatility, U.S. risk-free interest rate, dividend rate, and estimated life.

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

The Company has recorded a derivative liability for its convertible notes and preferred stock with variable conversion features as of December 31, 2020 and 2019. The tables below summarize the fair values of our financial liabilities as of December 31, 2020 and 2019 (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Convertible notes	$2,705	—	—	$2,705
Preferred stock	4,123	—	—	4,123
Derivative liability	$6,828	$—	$—	$6,828

	Fair Value at December 31,	Fair Value Measurement Using
	2019	Level 1	Level 2	Level 3

Derivative liability – convertible notes	$1,785	$—	$—	$1,785

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Year ended December 31,
	2020	2019

Balance at beginning of year	$1,785	$2,134
Additions to derivative instruments	2,465	243
Reclassification on conversion	(1,268)	(265)
Loss (gain) on change in fair value of derivative liability	3,846	(327)
Balance at end of year	$6,828	$1,785

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2020 that are of significance or potential significance to the Company.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We do not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year Ended December 31,
	2020	2019
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$2,243	$473
Debentures converted to common stock	1,310	331
Derivative liability extinguished upon conversion of notes payable	1,268	265
Derivative liability issued	2,465	243
Accounts payable paid through issuance of debentures	100	—

There was no cash paid for interest and income taxes for the years ended December 31, 2020 and 2019.

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

Amortization expense recorded during the year ended December 31, 2019 was approximately $33,000. Intangibles have been fully amortized at December 31, 2019.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019

Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	233	233
Accrued other	381	307
Total accrued expenses	$1,940	$1,866

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

We have issued convertible debentures and preferred stock which contain variable conversion features, anti-dilution protection and other conversion price adjustment provisions. As a result, the Company assessed its outstanding equity-linked financial instruments and concluded that the convertible notes and preferred stock are subject to derivative accounting. The fair value of the conversion feature is classified as a liability in the consolidated financial statements, with the change in fair value during the periods presented recorded in the consolidated statement of losses.

During the years ended December 31, 2020 and 2019, we recorded loss of approximately $3.8 million and gain of approximately $0.3 million, respectively, related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at December 31, 2020 are as follows:

2020
Volatility	343% - 367%
Expected term (years)	3 - 12 months
Risk-free interest rate	0.09% – 0.095%
Dividend yield	None

As of December 31, 2020 and 2019, the derivative liability recognized in the financial statements was approximately $6.8 million and $1.8 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the years ended December 31, 2020 and 2019, respectively.

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

NOTE 9 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2020, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock, 5,000 shares of Series D Preferred Stock, 5,000 shares of Series E Preferred Stock and 8,000 shares of Series F Preferred Stock.

On October 6, 2020, the Company has filed a certificate of designation (“COD”) with the Secretary of State of the State of Delaware that contains the rights, preferences, and privileges of the Series F Preferred Stock. Pursuant to the COD, each share of Series F Preferred Stock has a stated value of $10.00 per share and is convertible into Common Stock at any time at the election of the holder. We issued all 8,000 shares of the Series F stock to Ridgeway Therapeutics, Inc. in connection with the Termination Agreement described in Note 1. In the aggregate, all of the Series F Preferred Stock issued to Ridgeway is convertible into such number of shares of Common Stock equal to eighty percent (80%) of the issued and outstanding shares of Common Stock, post-conversion, on the conversion date (taking into effect any forward or reverse stock splits or consolidations). The Series F Preferred Stock votes on an as if converted to common stock basis. Additionally, upon the Company’s outstanding Convertible Debentures (as such term is defined in the COD) being terminated, converted, or otherwise extinguished, the Series F Preferred Stock will automatically convert into Common Stock.

On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. Each share of Series E Preferred Stock has stated value of $1.00. The Series E Preferred Stock is convertible, at any time after the Original Issue Date at the option of the Holder into that number of shares of Common Stock (Subject to the limitations set forth in Section 6(d) of the certificate of designation of the Series E Preferred Stock), determined by dividing the stated value by the then in effect conversion price. As of December 31, 2020, the conversion price is $0.30 per share.

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

During December 2018, we designated 5,000 shares of preferred stock as Series D 0% Convertible Preferred Stock (the “Series D Preferred Stock”). Each share of Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1.00 (the “Stated Value”). During January 2019, we issued the 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000. Each share of Series D Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into that number of shares of Common Stock (subject to the limitations set forth in Section 6(d)) determined by dividing the Stated Value of such share of Series D Preferred Stock by the Conversion Price. As of December 31, 2020, the Conversion Price is $3.75 per share of Series D Preferred Stock.

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

In December 2015, we issued 1,853 shares of our Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”), with a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the Series A Preferred Stock at a conversion price of $397.50 per share as of December 31, 2020, subject to a 9.99% beneficial ownership limitation and subject to adjustment pursuant to stock splits and dividends. The Series A Preferred Stock was subject to adjustment pursuant to anti-dilution protection for subsequent equity sales for a period of 18 months from the effective date of the registration statement registering the shares underlying the Series A Preferred Stock, or until July 29, 2017.

In December 2016, we issued 1,000 shares of our Series B 0% Convertible Preferred Stock (the “Series B Preferred Stock”), with a stated value of $1,000 per share and the common shares are issuable pursuant to conversion of the Series B Preferred Stock at a conversion price of $0.01 per share as of December 31, 2020, subject to beneficial ownership limitations and subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to anti-dilution protection for subsequent equity sales and other conversion price adjustments.

In March and April 2017, we issued 290.43148 shares of Series C 0% Convertible Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred Stock has a stated value of $1,000 and common shares are issuable pursuant to conversion of the Series C Preferred Stock at a conversion price of $15.00 per share for 200 shares of series C preferred stock and a conversion price of $7.50 per shares for 90.43418 shares of our Series C preferred stock as of December 31, 2020, subject to certain beneficial ownership limitations and subject to adjustment pursuant to stock splits and dividends, and pursuant to anti-dilution protection for subsequent equity sales for a period of twelve (12) months from the issuance of the Series C Preferred Stock.

As a result of past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $397.50 per share at December 31, 2020, (ii) our Series B Preferred Stock has been reduced to $0.01 per share at December 31, 2020, (iii) 200 shares of our Series C preferred stock has been reduced to $15.00 per share at December 31, 2020, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $0.25 per share at December 31, 2019.

As a result of the reductions of the conversion prices of our preferred stock, we have recorded a deemed dividend of approximately $64,000 and $54,000 during the years ended December 31, 2020 and 2019, respectively.

Common Stock

Increase in Authorized Shares

Pursuant to a joint written consent of the board of directors and a majority of the voting power of the Company’s stockholders, the Company’s shareholders approved amending and restated the Company’s Certificate of Incorporation to (i) increase the Company’s authorized Common Stock from 150,000,000 shares to 1,000,000,000 shares and to (ii) increase or decrease (but not below the number of shares of such class outstanding) the number of authorized shares of the class of Common Stock or Preferred Stock by the affirmative vote of the holders of a majority in voting power of the outstanding shares of capital stock of the Company irrespective of the provisions of Section 242(b)(2) of the Delaware General Corporation Law.

The Company filed the Amended and Restated Certificate of Incorporation with Delaware’s Secretary of State reflecting the foregoing changes with an effective date and time of November 27, 2020.

Reverse Stock Splits

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

On September 17, 2019, the Company’s Board of Directors approved a one-for-twenty five (1-for-25) reverse stock split of the Company’s common stock. In furtherance of the Reverse Stock Split, the Company has filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split effective as of 5:00 p.m. Eastern Time on September 30, 2019 (“Effective Time”). Accordingly, at the Effective Time, each of the Company’s common stock shareholders received one new share of common stock for every twenty-five shares such shareholder held immediately prior to the Effective Time. The Reverse Stock Split will also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise/conversion price being increased proportionately to the Reverse Stock Split ratio.

All share and per share data has been retroactively adjusted in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the June 26, 2020 and September 30, 2019 amendments.

Common Stock Activity

In October 2020, we issued 65,000,000 shares of common stock with a fair value of $266,500 in connection with the Ridgeway Termination Agreement (see Note 1).

During the year ended December 31, 2020, we issued a total of 120,001,618 shares of common stock, valued at $2,243,628, upon the conversion of $1,310,068 principal amount of our convertible debentures. We recorded gain on conversion of debt of $334,206 during the year ended December 31, 2020.

During the year ended December 31, 2019, we issued a total of 508,874 shares of common stock, valued at $471,583, upon the conversion of $331,415 principal amount of our convertible debentures. We recorded gain on conversion of debt of $125,089 during the year ended December 31, 2019.

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

Our 2007 Plan is administered by our board or any of its committees. The purposes of the 2007 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. Our 2007 Plan authorizes the issuance of up to 67 shares of common stock for the foregoing awards per fiscal year with an aggregate of 267 shares of common stock available for issuance under the 2007 Plan. As of December 31, 2020, we have granted awards under the 2007 Plan equal to approximately 241 shares of our common stock, and 202 shares have been cancelled or forfeited. Accordingly, there are 228 shares of common stock available for future awards under the 2007 Plan. In the event of a change in control, awards under the 2007 Plan will become fully vested unless such awards are assumed or substituted by the successor corporation.

Our 2009 Plan, as amended is administered by our Board or any of its committees. The purpose of our 2009 Plan is to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2020, our 2009 Plan authorizes the issuance of up to 267 shares of our common stock for the foregoing awards, and we have granted awards under the plan equal to approximately 220 common shares, and 184 shares have been cancelled or forfeited. Accordingly, there are 231 shares of common stock available for future awards under the 2009 Plan.

Our Inducement Plan is administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. Pursuant to the Inducement Plan, the Company may grant stock options for up to a total of 400 shares of common stock to new employees of the Company. As of December 31, 2020, 282 grants have been made pursuant to the Plan, and 130 shares have been cancelled or forfeited. Accordingly, there are 248 shares of common stock available for future awards under the Inducement Plan.

Our 2017 Plan is administered by our Board or any of its committees. The purpose of our 2017 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The issuance of awards under our 2017 Plan is at the discretion of the administrator, which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2017 Plan, we may grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. As of December 31, 2020, our 2017 Plan authorizes the issuance of up to 2,667 shares of our common stock for the foregoing awards, and we have not granted any awards under the plan. Accordingly, there are 2,667 shares of common stock available for future awards under the 2017 Plan.

The Company has not recorded any stock-based compensation expense related to the issuance of stock option awards during the years ended December 31, 2020 and 2019. As of December 31, 2020, there was no unrecognized compensation cost related to non-vested stock options.

The following table summarizes stock option activity for the years ended December 31, 2020 and 2019:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)

Outstanding at December 31, 2018	438	$4,710
Granted	—	$—
Forfeited	(175)	$6,807
Outstanding at December 31, 2019	263	$3,281	2.9
Granted	—	$—
Forfeited	(38)	$12,327
Outstanding at December 31, 2020	225	$1,793	2.4

Exercisable at December 31, 2020	225	$1,793	2.4

No options were issued or exercised during the years ended December 31, 2020 and 2019. The options had no intrinsic value at December 31, 2020.

NOTE 11 – WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)

Outstanding at December 31, 2018	3,375	$2,370
Granted	—	$—
Forfeited	(140)	$27,147
Outstanding at December 31, 2019	3,235	$1,289	1.8
Granted	—	$—
Forfeited	(742)	$5,673
Outstanding at December 31, 2020	2,493	$15.99	1.0

Exercisable at December 31, 2020	2,493	$15.99	1.0

No warrants were issued or exercised during the years ended December 31, 2020 and 2019. The warrants had no intrinsic value at December 31, 2020.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with our Series B preferred stock have been reduced to $0.30 and the warrants issued in conjunction with our Series C preferred stock have also been reduced to $7.50 - $15.00 at December 31, 2020.

The following table summarizes outstanding common stock purchase warrants as of December 31, 2020:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	10	$3,263	August 2023
Issued pursuant to 2016 financings	1,958	$0.30	December 2021
Issued pursuant to 2017 financings	525	$12.67	March 2022 through April 2022
	2,493

NOTE 12 – CONVERTIBLE DEBENTURES AND NOTES

Extension of Outstanding Debentures until December 31, 2020

Effective March 6, 2020, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures and notes issued in our December 2018 note offering, July 2018 debenture offering and September 2017 debenture offering (collectively, the “Debenture Offerings”) and extended the maturity date of such debentures until July 16, 2020. Effective July 16, 2020 the maturity dates of all of the debentures was extended to December 31, 2020. Effective December 31, 2020, the maturity date of all debentures that matured during 2020 were extended to June 30, 2021.

Conversion Price Adjustment Agreement

On November 25, 2020, the Company entered into a conversion price adjustment agreement (the “Agreement”) with Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. (collectively, “Sabby”). Pursuant to the Agreement, approximately $2.4 million in outstanding senior convertible debentures held by Sabby were amended such that their conversion prices into common stock of the Company are equal to the lesser of (i) $0.33 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion.

October 2020 Debentures

On October 23, 2020, the Company sold an aggregate of $600,000 of senior convertible debentures (“Debentures”) for (i) $500,000 in cash and (ii) $100,000 in cancellation of outstanding indebtedness to existing accredited and institutional investors (the “Investors”) of the Company.

The Debentures (i) are non-interest bearing, (ii) have a maturity date of October 23, 2021, (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investors at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion.

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

We recorded an initial derivative liability of $619,627 related to the fair value of the derivative liability associated with the debentures. We recorded debt discount of $600,000, which will be amortized to interest expense over the term of the debentures, and we charged $19,627 to interest expense upon issue. We have amortized $112,500 of discount to interest expense at December 31, 2020.

March 2020 Debentures

On March 6, 2020, the Company sold an aggregate of $250,000 of senior convertible debentures (the “March 2020 Debentures”) for cash to existing accredited institutional investors of the Company (the “March 2020 Offering”). The March 2020 Debentures issued (i) are non-interest bearing, (ii) have a maturity date of July 16, 2020 and (iii) are convertible into shares of common stock of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 9.99%. The March Debentures have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. The maturity date of the debentures has been extended to June 30, 2021.

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

We recorded debt discount of $167,080 related to the fair value of the derivative liability associated with the debentures at the date of issuance. This discount has been fully amortized to interest expense at December 31, 2020.

November 2019 Debentures

Sabby Volatility Warrant Master Fund, Ltd. has paid certain of our accounts payable in the amount of $26,235. We issued $26,235 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in November 2019. The debentures originally matured November 20, 2020. The maturity date of the debentures has been extended to June 30, 2021.

October 2019 Debentures

Effective September 30 2019, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures and notes issued in our Debenture Offerings and extended the maturity date of such debentures until March 31, 2020 in exchange for the issuance of $96,000 in new debentures with substantially the same terms as those issued in our Debenture Offerings. The debentures were issued in October 2019. The debentures originally matured on October 1, 2020. The maturity date of the debentures has been extended to June 30, 2021.

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

The July 2019 Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the investor upon 61 days’ notice. The July 2019 Debentures have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. The July 2019 Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the July 2019 Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the July 2019 Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the July 2019 Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the July 2019 Debentures. The maturity date of the debentures has been extended to June 30, 2021.

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

December 2018 Debentures

On December 13, 2018 we issued an aggregate of $25,000 in convertible promissory notes (“Notes”) for cash proceeds of $25,000. The Notes will mature on the earlier of (i) June 30, 2019 or (ii) such time as we raise capital in exchange for the sale of securities (“Maturity Date”) and bear interest at 10% per year, payable on the Maturity Date. Pursuant to the terms of the Notes, the Notes may be converted into shares of common stock upon an Event of Default (as such term is defined in the Notes) or upon the Maturity Date at the election of the holder at a price per share equal to 75% of the lowest trade price of our common stock on the trading day immediately prior to the date such exchange is exercised by the holder. The maturity date of the debentures has been extended to June 30, 2021.

July 2018 Debentures

On July 3, 2018, we entered into securities purchase agreements with certain institutional investors. Pursuant to the securities purchase agreement, we sold an aggregate of $515,000 of senior convertible debentures (“July 2018 Debentures”) consisting of $500,000 in cash and the cancellation of $15,000 of obligations of the Company. Pursuant to the terms of the securities purchase agreement, we issued $515,000 in principal amount of July 2018 Debentures. The July 2018 Debentures have substantially the same terms as the July 2019 Debentures. The maturity date of the debentures has been extended to June 30, 2021.

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

The September 2017 Debentures have substantially the same terms as the July 2019 Debentures. The maturity date of the debentures has been extended to June 30, 2021.

As a result of a buy-in failure to deliver certain shares pursuant to a debenture conversion, the Company incurred penalties of $24,551, as provided for in the debenture; such amount reduced the gain on our conversion of debt during the year ended December 31, 2020.

NOTE 13 — LICENSE TERMINATION COST

As described in Note 1, on October 5, 2020, we entered into an agreement with Ridgeway Therapeutics, Inc. whereby the parties terminated the Licensing Agreement previously entered into on August 3, 2018.

In exchange for entering into the Termination Agreement, the Company issued to Ridgeway 65 million shares of common stock and 8,000 shares of Series F 0% Convertible Preferred Stock Additionally, we have agreed to pay certain expenses and costs of Ridgeway’s aggregating approximately $25,000.

We valued the 65 million shares of common stock at $266,500, based on the fair value of the stock on the date of the agreement, which has been charged to license termination cost. Additionally, since the Series F preferred stock contains a variable conversion feature, we recorded a derivative value associated with the preferred stock of $1,677,901, which has been charged to license termination cost.

NOTE 14 — INCOME TAXES

The Company had, subject to limitation, $42 million of net operating loss carryforwards at December 31, 2020, of which $39.9 million will expire at various dates through 2037. In addition, the Company has research and development tax credits of approximately $458,000 at December 31, 2020 available to offset future taxable income, which will expire from 2028 through 2037. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $226,000 and $241,000 for the years ended December 31, 2020 and 2019, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryover	$9,064	$8,838
Stock-based compensation	1,920	1,920
Accrued compensation	334	334
Other	30	30
Tax credits	458	458
Total deferred tax assets	11,806	11,580
Less: valuation allowance	(11,806)	(11,580)
Net deferred tax assets	$—	$—

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2020 and 2019 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) are as follows:

	2020	2019
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(7.0)%	(7.0)%
Non-deductible items	24.4%	2.2%
Valuation allowance	3.6%	25.8%
Effective income tax rate	—%	—%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 15 – SUBSEQUENT EVENTS

On January 12, 2021, we sold $500,000 of senior convertible debentures (“Debenture”) for (i) $500,000 for cash to an existing institutional investor (the “Investor”) of the Company. The Debenture (i) is non-interest bearing, (ii) has a maturity date of January 12, 2022, (iii) is convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) has a conversion price equal to the lesser of $0.33 and 85% of the lowest Volume Weighted Average Price (VWAP) during the five (5) Trading Days immediately prior to the conversion date, subject to adjustment, as described therein.

The Debenture also contains provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The Investor also has the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the Debentures contains anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the Debenture is no longer outstanding. Additionally, the Company has the option to redeem some or all of the Debenture for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the Debenture.

During 2021 we issued 318,664,776 shares of common stock upon conversion of $1,964,500 principal amount of our convertible debentures.

On March 1, 2021, we entered into a settlement and release agreement with Claire Thom, one of our independent directors for the settlement of past due director fees and the mutual release of all claims. Pursuant to the agreement, Dr. Thom agreed to waive $204,500 in outstanding director fees in exchange for the following: (i) the payment of $40,000 (of which $20,000 was paid in November 2020 and $20,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021, a common stock purchase option with a Black Scholes’ value of $40,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. We also agreed to amend our non-employee director compensation policy such that on April 1, 2021 each director will be entitled to receive a quarterly Board fee of $5,000 in cash.

On March 1, 2021, we entered into a settlement and release agreement with Scott Ogilvie, one of our independent directors for the settlement of all past due director fees and the mutual release of all claims. Pursuant to the agreement, Mr. Ogilvie agreed to waive $231,167 in outstanding director fees in exchange for the following: (i) the payment of $60,000 (of which $30,000 was paid in November 2020 and $30,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021, a common stock purchase option with a Black Scholes’ value of $40,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. We also agreed to amend our non-employee director compensation policy such that on April 1, 2021 each director will be entitled to receive a quarterly Board fee of $5,000 in cash.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(i)	Amended and Restated Certificate of Incorporation, effective September 30, 2019		8-K	3.01(i)	000-55331	9/30/19

3.05(i)	Amended and Restated Certificate of Incorporation, effective June 26, 2020		8-K	3.01(i)	000-55331	6/29/20

3.06(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.09(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.10(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

3.11(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E 0% Convertible Preferred Stock		10-K	3.10(i)	000-55331	5/14/20

3.12(i)	Certificate of Designation of Preferences, Rights and Limitations of Series F 0% Convertible Preferred Stock		8-K	3.01(i)	000-55331	10/8/20

3.13(i)	Amended and Restated Certificate of Incorporation Effective November 27, 2020		8-K	3.01(i)	000-55331	11/27/20

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant		8-K	4.02	333-153829	9/09/09

4.07**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013		10-K	4.11	333-153829	3/29/13

4.08**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant		S-8	4.03	333-171783	1/20/11

4.09**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement		10-K	4.22	333-153829	3/30/11

4.10**	Form of Executive Deferred Compensation Plan		8-K	99.01	333-153829	7/08/11

4.11	Form of Securities Purchase Agreement for August 2013 Offering		8-K	10.02	333-153829	8/20/13

4.12	Form of Warrant from August 2013 Offering		8-K	10.04	333-153829	8/20/13

4.13	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering		S-1/A	4.34	333-194687	5/22/14

4.14	Form of Securities Purchase Agreement for May 2014 Registered Offering		S-1/A	10.12	333-194687	5/22/14

4.15	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement		10-Q	4.36	333-153829	8/8/14

4.16	Form of Securities Purchase Agreement for June 2014 Private Placement		10-Q	4.37	333-153829	8/8/14

4.17	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015		10-Q	4.38	333-153829	8/8/14

4.18	Form of Securities Purchase Agreement for July 2015 Private Placement		8-K	10.01	000-55331	7/6/15

4.19	Form of Registration Rights Agreement for July 2015 Private Placement		8-K	10.02	000-55331	7/6/15

4.20	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement		8-K	10.03	000-55331	7/6/15

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.21	Form of Securities Purchase Agreement for December 2015 Private Placement		8-K	10.01	000-55331	12/23/15

4.22	Form of Registration Rights Agreement for December 2015 Private Placement		8-K	10.02	000-55331	12/23/15

4.23	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement		8-K	10.03	000-55331	12/23/15

4.24	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement		8-K	10.05	000-55331	12/23/15

4.25	Form of Amendment Agreement from December 2015 Private Placement		8-K	10.04	000-55331	12/23/15

4.26**	Inducement Stock Option Plan adopted 7/15/2016		8-K	4.01	000-55331	7/20/16

4.27**	Form of Inducement Award non-Qualified Stock Option Grant		8-K	4.01	000-55331	7/20/16

4.28	Form of Securities Purchase Agreement for December 2016 Private Placement		8-K	10.01	000-55331	12/12/16

4.29	Form of Registration Rights Agreement for December 2016 Private Placement		8-K	10.02	000-55331	12/12/16

4.30	Form of Series J, K and L Warrants for December 2016 Private Placement		8-K	10.03	000-55331	12/12/16

4.31	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement		S-1	4.41	333-215561	1/13/17

4.32	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement		8-K	10.01	000-55331	3/20/16

4.33	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement		8-K	10.02	000-55331	3/20/16

4.34**	2017 Equity Compensation Plan adopted 11/1/17		8-K	4.01	000-55331	11/3/17

4.35	Form of Series D Preferred Stock Certificate		10-K	4.45	000-55331	4/26/19

4.36	Form of Series E Preferred Stock Certificate		10-K	4.36	000-55331	5/14/20

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022		10-K	10.01	333-153829	3/29/13

10.02**	Form of Indemnification Agreement with Directors and Officers		8-K	10.01	000-55331	9/12/16

10.03**	Russell Richerson Employment Agreement		8-K	10.08	333-153829	9/09/09

10.04**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson		10-Q	10.08	333-153829	8/13/10

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.05**	Independent Director Agreement		8-K	10.01	333-153892	06/1/12

10.06	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering		S-1/A	10.11	333-194687	5/22/14

10.07**	Christopher Lowe employment Agreement		8-K	10.01	000-55331	8/05/16

10.08**	Form of Proprietary Information, Inventions and Competition Agreement		8-K	10.01	000-55331	8/10/16

10.09**	Ronald Shazer Employment Agreement		8-K	10.01	000-55331	8/10/16

10.10**	Form of Separation Agreement with Russell Richerson dated February 28, 2017		8-K	10.01	000-55331	3/03/17

10.11	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals		8-K	10.01	000-55331	8/03/17

10.12	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction		8-K	10.02	000-55331	8/03/17

10.13	Form of Exchange Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.14	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement		8-K	10.02	000-55331	9/12/17

10.15	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.16	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.17	Form of Registration Rights Agreement entered into 9/12/17		8-K	10.03	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.19	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.20	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering		10-K	10.23	000-55331	4/26/19

10.24	Form of Debenture for March 2020 Private Placement		8-K	10.01	000-55331	3/6/20

10.25	Form of Securities Purchase Agreement for May 2020 Preferred Stock Offering		10-K	10.25	000-55331	5/14/20

10.26	Termination of Licensing Agreement with Ridgeway Therapeutics, Inc. dated October 5, 2020		8-K	10.01	000-55331	10/8/20

10.27	Form of Debenture for October 2020 Private Placement		8-K	10.01	000-55331	10/29/20

10.28	Conversion Price Adjustment Agreement with Sabby Entities dated November 25, 2020		8-K	10.01	000-55331	11/27/20

10.29	Form of Convertible Debenture for January 2021 Private Placement		8-K	10.01	000-55331	1/12/21

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
14.01	Code of Ethics		10-K	14.01	000-55331	4/26/19

21.01	List of Subsidiaries of Registrant		10-K	21.01	000-55331	4/26/19

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.