Form 10-Q
period 2021-03-31
Inspyr Therapeutics, Inc.
filed 2021-05-17
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55331

INSPYR THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2629 Townsgate Road, Suite 215
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

As of May 7, 2021, the issuer had 515,211,219 common shares, $0.0001 par value, issued and outstanding.

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on March 31, 2021. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (March 31, 2021), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $.0001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $0.0001 par value Series C preferred stock, our $.0.0001 par value Series D preferred stock, our $0.0001 par value Series E Preferred Stock, and our $0.0001 par value Series F Preferred Stock, unless specified. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on June 26, 2020 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three month period ended March 31, 2021 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2021. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

ii

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash	$758	$404
Total current assets	758	404

Total assets	$758	$404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,953	$2,261
Accrued expenses	1,957	1,940
Convertible debentures, net of unamortized discount of $543 and $488	358	1,878
Derivative liability	25,829	6,828
Total current liabilities	30,097	12,907
Total liabilities	30,097	12,907

Commitments and contingencies (Note 7)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,978,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series E, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series F, par value $.0001 per share; 8,000 shares authorized, 8,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 1,000,000,000 shares authorized, 504,289,776 and 185,625,000 shares issued and outstanding, respectively	50	19
Additional paid-in capital	58,221	54,453
Accumulated deficit	(87,610)	(66,975)

Total stockholders’ deficit	(29,339)	(12,503)

Total liabilities and stockholders’ deficit	$758	$404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020

Operating expenses:
Research and development	$21	$11
General and administrative	169	114
Total operating expenses	190	125

Loss from operations	(190)	(125)

Other income (expense):
Loss on change in fair value of derivative liability	(21,194)	(727)
Gain on conversion of debt	1,166	158
Interest (expense), net	(417)	(32)

Loss before provision for income taxes	(20,635)	(726)

Provision for income taxes	-	-

Net loss	$(20,635)	$(726)

Net loss per common share, basic and diluted	$(0.05)	$(0.36)

Weighted average shares outstanding, basic and diluted	424,954,934	2,036,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	5,495	$-	623,382	$-	$51,957	$(60,680)	$(8,723)

Conversion of notes	-	-	4,378,375	1	729	-	730

Net loss	-	-	-	-	-	(726)	(726)

Balance, March 31, 2020 (unaudited)	5,495	$-	5,001,757	$1	$52,686	$(61,406)	$(8,719)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	18,495	$-	185,625,000	$19	$54,453	$(66,975)	$(12,503)

Conversion of notes	-	-	318,664,776	31	3,432	-	3,463

Director compensation waived	-	-	-	-	336	-	336

Net loss	-	-	-	-	-	(20,635)	(20,635)

Balance, March 31, 2021 (unaudited)	18,495	$-	504,289,776	$50	$58,221	$(87,610)	$(29,339)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,635)	$(726)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	21,194	727
Gain on conversion of debt	(1,166)	(158)
Amortization of debt discount	417	32
Increase in operating liabilities:
Accounts payable and accrued expenses	44	(2)
Cash used in operating activities	(146)	(127)

Cash flows from investing activities:
Cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of debentures	500	250
Cash provided by financing activities	500	250

Net increase in cash	354	123
Cash, beginning of period	404	23

Cash, end of period	$758	$146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

Our ability to execute the business plan is contingent upon our ability to raise the necessary funds. During March 2020, we sold approximately $250,000 of debt securities and in October 2020, we sold $500,000 of debt securities for cash. In January 2021, we sold an additional $500,000 of debt securities for cash. We are currently using such funds to maintain our SEC reporting requirements, pay legal accounting and other professional fees, and to retain consultants and other personnel to develop the adenosine A2R antagonists and in preparation for an IND filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from operations since inception, we have a working capital deficit of $29.3 million and we have an accumulated deficit of $87.6 million as of March 31, 2021. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash balances at March 31, 2021 were approximately $758,000, representing 100% of our total assets. We had curtailed substantially all operations in February 2018. Based on our current expected level of operating expenditures, and including approximately $250,000 that we raised in March 2020, $500,000 that we raised in October 2020 and $500,000 that we raised in January 2021, pursuant to the sale of our senior convertible debentures, we expect to be able to fund our operations into the second quarter of 2022. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through collaborative arrangements, licensing agreements, public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such arrangement will be entered into or that financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

These interim consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period. All references to March 31, 2021 and 2020 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2021.

The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

We incurred research and development expenses of $0.02 million and $0.01 million for the three months ended March 31, 2021 and 2020, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at March 31, 2021 or December 31, 2020.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash was $0.8 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, there was no cash over the federally insured limit.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2021 and 2020, as they would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Shares underlying options outstanding	176	227
Shares underlying warrants outstanding	2,493	3,229
Shares underlying convertible notes outstanding	74,162,058	3,634,542
Shares underlying convertible preferred stock outstanding	2,024,302,832	263,728
	2,098,467,559	3,901,726

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

The Company has recorded a derivative liability for its convertible notes and preferred stock with variable conversion features as of March 31, 2021 and 2020. The tables below summarize the fair values of our financial liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value at March 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Convertible notes	$875	—	—	$875
Preferred stock	24,954	—	—	24,954
Derivative liability	$25,829	$—	$—	$25,829

	Fair Value at December 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Convertible notes	$2,705	—	—	$2,705
Preferred stock	4,123	—	—	4,123
Derivative liability	$6,828	$—	$—	$6,828

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Three Months ended March 31,
	2021	2020

Balance at beginning of year	$6,828	$1,785
Additions to derivative instruments	710	167
Reclassification on conversion	(2,903)	(436)
Loss on change in fair value of derivative liability	21,194	727
Balance at end of year	$25,829	$2,243

Recent Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2021 that are of significance or potential significance to the Company.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Three Months Ended March 31,
	2021	2020
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$3,463	$729
Debentures converted to common stock	1,965	452
Derivative liability extinguished upon conversion of notes payable	2,903	436
Derivative liability issued	710	167
Accrued directors fees forgiven and credited to paid in capital	336	—

There was no cash paid for interest and income taxes for the three months ended March 31, 2021 and 2020.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	233	233
Accrued other	398	381
Total accrued expenses	$1,957	$1,940

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

During the three months ended March 31, 2021 and 2020, we recorded loss of approximately $21.2 million and $0.7 million, respectively, related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at March 31, 2021 are as follows:

Volatility	272% - 412%
Expected term (years)	3 - 12 months
Risk-free interest rate	0.06% – 0.11%
Dividend yield	None

As of March 31, 2021 and December 31, 2020, the derivative liability recognized in the financial statements was approximately $25.8 million and $6.8 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three months ended March 31, 2021 and 2020.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2021, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock, 5,000 shares of Series D Preferred Stock, 5,000 shares of Series E Preferred Stock and 8,000 shares of Series F Preferred Stock.

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

As a result of past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $397.50 per share at March 31, 2021, (ii) our Series B Preferred Stock has been reduced to $0.01 per share at March 31, 2021, (iii) 200 shares of our Series C preferred stock has been reduced to $15.00 per share at March 31, 2021, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $7.50 per share at March 31, 2021.

Common Stock

During the three months ended March 31, 2021, we issued a total of 318,664,776 shares of common stock, valued at $3,463,757, upon the conversion of $1,964,500 principal amount of our convertible debentures. We recorded gain on conversion of debt of $1,166,109 during the three months ended March 31, 2021.

During the three months ended March 31, 2021, we entered into settlement and release agreements with two of our independent directors for the settlement of past due director fees and the mutual release of all claims. Pursuant to the agreements, the directors agreed to waive an aggregate of $435,667 in outstanding director fees in exchange for the following: (i) the aggregate payment of $100,000 (of which $50,000 was paid in November 2020 and $50,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021, common stock purchase options with an aggregate Black Scholes’ value of $80,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. The difference between the amount waived of $435,667 and the cash paid of $100,000 has been credited to paid in capital during the three months ended March 31, 2021.

During the three months ended March 31, 2020, we issued a total of 4,378,375 shares of common stock, valued at $729,675, upon the conversion of $451,662 principal amount of our convertible debentures. We recorded gain on conversion of debt of $157,967 during the three months ended March 31, 2020.

NOTE 9 – CONVERTIBLE DEBENTURES AND NOTES

January 2021 Debenture

On January 12, 2021, we sold a $500,000 senior convertible debenture (“Debenture”) for (i) $500,000 for cash to an existing institutional investor (the “Investor”) of the Company. The Debenture (i) is non-interest bearing, (ii) has a maturity date of January 12, 2022, (iii) is convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investor at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) has a conversion price equal to the lesser of $0.33 and 85% of the lowest Volume Weighted Average Price (VWAP) during the five (5) Trading Days immediately prior to the conversion date, subject to adjustment, as described therein.

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

We recorded an initial derivative liability of $709,835 related to the fair value of the derivative liability associated with the debenture. We recorded debt discount of $500,000, which will be amortized to interest expense over the term of the debenture, and we charged $209,835 to interest expense upon issue. We have amortized $106,849 of discount to interest expense during the three months ended March 31, 2021. Unamortized discount at March 31, 2021 was $393,151.

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

During the three months ended March 31, 2021, $333,390 of debenture have been converted to common stock and $266,610 remains outstanding at March 31, 2021.

We had recorded debt discount of $600,000 related to the debentures, which will be amortized to interest expense over the term of the debentures. We have amortized $99,598 of discount to interest expense during the three months ended March 31, 2021, and $237,934 has been charged off against gain upon the conversion of the debentures. Unamortized discount at March 31, 2021 was $149,968.

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

The debentures were fully converted to common stock during the three months ended March 31, 2021.

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

The debentures were fully converted to common stock during the three months ended March 31, 2021.

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

The debentures were fully converted to common stock during the three months ended March 31, 2021.

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

The debentures were fully converted to common stock during the three months ended March 31, 2021.

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

The debentures were fully converted to common stock during the three months ended March 31, 2021.

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

The debentures were fully converted to common stock during the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, $564,876 of debenture have been converted to common stock and $134,830 remains outstanding at March 31, 2021.

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Common Stock upon Conversion of Debentures

The Company issued 10,921,443 shares of common stock pursuant to the conversion of $97,538 of our outstanding debentures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, pre-clinical and clinical studies, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this quarterly report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three months ended March 31, 2021 to the comparable period of 2020.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Adenosine Receptor Modulators

The adenosine receptor modulators include A2B and dual A2A/A2B antagonists that have broad development applicability including indications within immuno-oncology. Very high concentrations of adenosine are produced in the tumor microenvironment which prevents the host’s own immune cells from attacking the tumor. Adenosine receptor antagonists as single-agents and in combination with other existing immuno-oncology agents may overcome this immunosuppression, and boost the host immune response leading to enhanced anti-tumor activity as well as inhibition of metastasis. Preclinical data has shown effects with our drug candidates in animal models utilizing a novel platform delivery system. While we believe that the data from our nonclinical studies appear encouraging, the outcome of our ongoing or future studies may ultimately be unsuccessful.

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

Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of March 31, 2021 we had an accumulated deficit of approximately $87.6 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash balances at March 31, 2021 were approximately $758,000 representing 100% of total assets. In January 2021, we completed a private placement of $500,000 in cash of our debt securities. Based on our current expected level of operating expenditures and current cash balance as of the date of this report, we expect to be able to fund our operations into the second quarter of 2022. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2020 that are of significance or potential significance to the Company.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Result of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended March 31, 2021 and 2020, and we do not anticipate generating any revenues during 2021. Net losses for the three months ending March 31, 2021 and 2020 were approximately $20.6 million and $0.7 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.2 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended March 31		Change in 2021 versus 2020
	2021	2020	$	%
	(amount in thousands)
Operating Expenses
Research and development	$21	$11	$10	91%
General and administrative	169	114	55	48%
Total operating expenses	$190	$125	$65	52%

Research and Development Expenses

Research and development expenses totaled approximately $0.02 million and $0.01 million for the three months ended March 31, 2021 and 2020, respectively.

Our current research and development expenses currently consist primarily of consulting fees related to development of the adenosine A2R antagonists and preparation for an IND filing.

General and Administrative

General and administrative expenses totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase of approximately $0.1 million, or 48%, for the three months ended March 31, 2021 compared to the same period in 2020, was primarily due to increased professional fees.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $20.4 million and $0.6 million of expense for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,		Change in 2021 Versus 2020
	2021	2020	$	%
	(amount in thousands)
Loss on change in fair value of derivative liability	$(21,194)	$(727)	$(20,467)	2,815%
Gain on conversion of debt	1,166	158	1,008	638%
Interest (expense), net	(417)	(32)	(385)	1,203%
Total other (expense)	$(20,445)	$(601)	$(19,844)	3,302%

Loss on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized loss of $21.2 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019, March 2020, October 2020 and January 2021, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $1.2 million during the three months ended March 31, 2021, compared to a gain of $0.2 million during the three months ended March 31, 2020. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.4 million in the three months ended March 31, 2021 compared to expense of $0.03 million for the three months ended March 31, 2020. The increase of $0.4 million was attributable an increase in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $87.6 million as of March 31, 2021 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of approximately $38.6 million. Cash at March 31, 2021 was $758,000.

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

	Three months ended March 31,		Change in 2021 versus 2020
	2021	2020	$	%
	(amount in thousands)
Cash at beginning of period	$404	$23	$381	1,657%
Net cash used in operating activities	(146)	(127)	(19)	15%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	500	250	250	100%
Cash and restricted cash at end of period	$758	$146	$612	419%

Cash totaled approximately $0.8 million and $0.1 million as of March 31, 2021 and 2020, respectively. The increase of approximately $0.6 million at March 31, 2021 compared to the same period in 2020 was primarily attributable to cash available from current and prior year private placements offset by an increase in cash used in operation.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Cash used for operations increased by approximately $0.02 million, or 15%, during the three months ended March 31, 2021, compared to the same period in 2020. The increase in cash used was primarily attributable to an increase in our net loss (after adjusting for noncash items) of approximately $0.07 million partially offset by changes in accounts payable and accrued expenses of approximately $0.05 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the three months ended March 31, 2021 and 2020.

Net Cash Provided by Financing Activities

There was $500,000 cash provided by financing activities for the three months ended March 31, 2021, compared to $250,000 cash provided by financing activities for the three months ended March 31, 2020. In 2021, we received proceeds of $500,000 from the sale of convertible debentures and in 2020 we received proceeds of $250,000 from the sale of convertible debentures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2021. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of March 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending March 31, 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash balances at March 31, 2021 were approximately $758,000. Despite raising $500,000 in gross proceeds through the sale of convertible debentures in January 2021, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

From inception through March 31, 2021, we have raised approximately $38.6 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $87.6 million. Our net losses for the two most recent fiscal years ended December 31, 2020 and 2019 were $6,295,000 and $934,000, respectively. Our increase in net losses is primarily the result of a loss from the change in fair value of our derivative instruments and an increase in interest expense, partially offset by an increase in gains from conversion of debt. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

Obtaining and maintaining our patent protection depends upon compliance with various procedural, documentary, Obtaining and maintaining our patent protection depends upon compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

We are authorized under our certificate of incorporation to issue up to 1,000,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of May 7, 2021, we have issued and outstanding 515,211,219 shares of common stock. We have also issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue 484,788,781 shares of common stock, and 29,981,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of May 7, 2021, we had 1,000,000,000 shares of common stock authorized and 515,211,219 shares outstanding, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock issued and outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $4,991,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $803,902 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, Series D 0% Convertible Preferred, Series E 0% Convertible Preferred, and Series F 0% Convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of May 7, 2021, we were obligated to reserve for issuance (i) 438 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 14,200,000 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 50,782 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 1,333 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 16,667 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) an indeterminate number of shares of common stock issuable upon the conversion of 8,000 shares of Series F 0% Convertible Preferred Stock (such amount will equal 80% of the common stock post conversion), (vii) 4,798 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $15.99 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (viii) 176 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans (all of such plans have been cancelled during the first quarter of 2021) at a weighted average exercise price of $1,939.48 per share and (ix) 94,576,683 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

●	Between January 1, 2021 and May 7, 2021, debenture holders converted an aggregate of $2,062,038 into 329,586,219 shares of common stock at per share conversion prices ranging from $0.0045 to $0.0073.

●	On January 12, 2021 we issued an aggregate of $500,000 in senior convertible debentures (“January 2021 Debentures”) to certain accredited investors for cash. The January 2021 Debentures mature on January 12, 2022. The conversion price of the January 2021 Debentures is equal to the lesser of (i) $0.33 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. As of the date of this report, none of January 2021 Debentures have been converted into common stock of the Company.

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

INSPYR THERAPEUTICS, INC.

Date: May 17, 2021	/s/ Michael Cain
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