Form 10-Q
period 2021-06-30
Inspyr Therapeutics, Inc.
filed 2021-08-16
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 10, 2021, the issuer had 543,152,289 common shares, $0.0001 par value, issued and outstanding.

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on March 31, 2021. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Inspyr Therapeutics” and “registrant” refer to Inspyr Therapeutics, Inc. Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (June 30, 2021), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $0.0001 par value Series C preferred stock, our $.0.0001 par value Series D preferred stock, our $0.0001 par value Series E Preferred Stock, and our $0.0001 par value Series F Preferred Stock, unless specified otherwise. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:30 reverse stock split that became effective on June 26, 2020 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and six month periods ended June 30, 2021 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2021. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash	$1,130	$404
Total current assets	1,130	404

Total assets	$1,130	$404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,868	$2,261
Accrued expenses	1,970	1,940
Convertible debentures, net of unamortized discount of $880 and $488	431	1,878
Derivative liability	8,812	6,828
Total current liabilities	13,081	12,907
Total liabilities	13,081	12,907

Commitments and contingencies (Note 7)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,978,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series E, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series F, par value $.0001 per share; 8,000 shares authorized, 8,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 1,000,000,000 shares authorized, 532,652,289 and 185,625,000 shares issued and outstanding, respectively	53	19
Additional paid-in capital	58,450	54,453
Accumulated deficit	(70,454)	(66,975)

Total stockholders’ deficit	(11,951)	(12,503)

Total liabilities and stockholders’ deficit	$1,130	$404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating expenses:
Research and development	$72	$11	$93	$22
General and administrative	84	104	253	218
Total operating expenses	156	115	346	240

Loss from operations	(156)	(115)	(346)	(240)

Other income (expense):
Gain (loss) on change in fair value of derivative liability	17,535	(944)	(3,659)	(1,671)
Gain on conversion of debt	12	-	1,178	158
Interest expense, net	(235)	(116)	(652)	(148)

Income (loss) before provision for income taxes	17,156	(1,175)	(3,479)	(1,901)

Provision for income taxes	-	-	-	-

Net income (loss)	$17,156	$(1,175)	$(3,479)	$(1,901)

Net income (loss) per common share, basic	$0.03	$(0.23)	$(0.01)	$(0.54)
Net loss per common share, diluted	$(0.00)	$(0.23)	$(0.01)	$(0.54)

Weighted average shares outstanding, basic	518,648,949	5,001,757	472,060,765	3,519,996
Weighted average shares outstanding, diluted	2,883,109,759	5,001,757	472,060,765	3,519,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	5,495	$-	623,382	$-	$51,957	$(60,680)	$(8,723)

Conversion of notes	-	-	4,378,375	1	729	-	730

Net loss	-	-	-	-	-	(726)	(726)

Balance, March 31, 2020 (unaudited)	5,495	-	5,001,757	1	52,686	(61,406)	(8,719)

Sale of preferred stock	5,000	-	-	-	5	-	5

Net loss	-	-	-	-	-	(1,175)	(1,175)

Balance, June 30, 2020 (unaudited)	10,495	$-	5,001,757	$1	$52,691	$(62,581)	$(9,889)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	18,495	$-	185,625,000	$19	$54,453	$(66,975)	$(12,503)

Conversion of notes	-	-	318,664,776	31	3,432	-	3,463

Director compensation waived	-	-	-	-	336	-	336

Net loss	-	-	-	-	-	(20,635)	(20,635)

Balance, March 31, 2021 (unaudited)	18,495	-	504,289,776	50	58,221	(87,610)	(29,339)

Conversion of notes	-	-	28,362,513	3	229	-	232

Net income	-	-	-	-	-	17,156	17,156

Balance, June 30, 2021 (unaudited)	18,495	$-	532,652,289	$53	$58,450	$(70,454)	$(11,951)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,479)	$(1,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	3,659	1,671
Gain on conversion of debt	(1,178)	(158)
Amortization of debt discount	651	147
Increase in operating liabilities:
Accounts payable and accrued expenses	73	79
Cash used in operating activities	(274)	(162)

Cash flows from investing activities:
Cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of debentures	1,000	250
Proceeds from sale of preferred stock	—	5
Cash provided by financing activities	1,000	255

Net increase in cash and restricted cash	726	93
Cash and restricted cash, beginning of period	404	23

Cash and restricted cash, end of period	$1,130	$116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSPYR THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

Our ability to execute the business plan is contingent upon our ability to raise the necessary funds. During March 2020, we sold approximately $250,000 of debt securities and in October 2020, we sold $500,000 of debt securities for cash. In January 2021, we sold an additional $500,000 of debt securities for cash and in June 2021, we sold an additional $500,000 of debt securities for cash. We are currently using such funds to maintain our SEC reporting requirements, pay legal accounting and other professional fees, and to retain consultants and other personnel to develop the adenosine A2R antagonists and in preparation for an IND filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

Termination of License Agreement

On October 5, 2020, the Company entered into an agreement with Ridgeway Therapeutics, Inc. (“Termination Agreement”) whereby the parties terminated the licensing agreement previously entered into on August 3, 2018 (“Licensing Agreement”), The Company had previously licensed certain technologies related to targeting adenosine receptor antagonists for the treatment of cancer (the “Licensed Assets”). As a result of the Termination Agreement, the Company reacquired full ownership and worldwide rights to all of the Licensed Assets as well as any improvements made thereto.

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from operations since inception, we have a working capital deficit of $12 million and we have an accumulated deficit of $70.5 million as of June 30, 2021. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash balances at June 30, 2021 were approximately $1,130,000, representing 100% of our total assets. Based on our current expected level of operating expenditures, and including approximately $250,000 that we raised in March 2020, $500,000 that we raised in October 2020, $500,000 that we raised in January 2021 and $500,000 that we raised in June 2021, pursuant to the sale of our senior convertible debentures, we expect to be able to fund our operations into the second quarter of 2022. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

These interim consolidated financial statements for the three and six months ended June 30, 2021 and 2020 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period. All references to June 30, 2021 and 2020 financials in these footnotes refer to unaudited consolidated financial statements as of those dates.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2021.

The consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at such date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Research and Development

Research and development costs are charged to expense as incurred. Our research and development expenses consist primarily of expenditures for pre-clinical research, toxicology and other studies, manufacturing, clinical trials, compensation and consulting costs associated therewith.

We incurred research and development expenses of approximately $72,000 and $11,000 for the three months ended June 30, 2021 and 2020, respectively. We incurred research and development expenses of approximately $93,000 and $22,000 for the six months ended June 30, 2021 and 2020, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at June 30, 2021 or December 31, 2020.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash was $1.1 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, there was no cash over the federally insured limit.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding for the six months ended June 30, 2021 and 2020, and for the three months ended June 30, 2020, as they would be anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Shares underlying options outstanding	176	226
Shares underlying warrants outstanding	2,493	3,225
Shares underlying convertible notes outstanding	226,707,926	28,167,155
Shares underlying convertible preferred stock outstanding	2,137,752,884	280,395
	2,364,463,479	28,451,001

Diluted loss per share for the three months ended June 30, 2021 is calculated as follows:

Net income attributable to common shareholders	$17,156
Income attributable to convertible debentures and preferred stock	(17,547)
Expense attributable to convertible debentures and preferred stock	235
Diluted loss attributable to common shareholders	$(156)

Basic shares outstanding	$518,648,949
Convertible instruments	2,364,460,810
Diluted shares outstanding	$2,883,109,759

Diluted loss per share	$(0.00)

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

The Company has recorded a derivative liability for its convertible notes and preferred stock with variable conversion features as of June 30, 2021 and 2020. The tables below summarize the fair values of our financial liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value at June 30,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Convertible notes	$1,038	—	—	$1,038
Preferred stock	7,774	—	—	7,774
Derivative liability	$8,812	$—	$—	$8,812

	Fair Value at December 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Convertible notes	$2,705	—	—	$2,705
Preferred stock	4,123	—	—	4,123
Derivative liability	$6,828	$—	$—	$6,828

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Six Months ended June 30,
	2021	2020

Balance at beginning of period	$6,828	$1,785
Additions to derivative instruments	1,354	167
Reclassification on conversion	(3,029)	(436)
Loss on change in fair value of derivative liability	3,659	1,671
Balance at end of period	$8,812	$3,187

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2021 that are of significance or potential significance to the Company.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Six Months Ended June 30,
	2021	2020
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$3,696	$730
Debentures converted to common stock	2,156	452
Derivative liability extinguished upon conversion of notes payable	3,029	436
Derivative liability issued	1,354	167
Accounts payable paid through issuance of debentures	100	—
Accrued directors fees forgiven and credited to paid in capital	336	—

There was no cash paid for interest and income taxes for the six months ended June 30, 2021 and 2020.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	233	233
Accrued other	411	381
Total accrued expenses	$1,970	$1,940

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

During the three months ended June 30, 2021 and 2020, we recorded income of approximately $17.5 million and expense of approximately $0.9 million, respectively, related to the change in fair value of the derivative liabilities during the periods. During the six months ended June 30, 2021 and 2020, we recorded expense of approximately $3.7 million and $1.7 million, respectively. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at June 30, 2021 are as follows:

Volatility	101% - 301%
Expected term (years)	3 - 12 months
Risk-free interest rate	0.05% – 0.07%
Dividend yield	None

As of June 30, 2021 and December 31, 2020, the derivative liability recognized in the financial statements was approximately $8.8 million and $6.8 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Inspyr currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three and six months ended June 30, 2021 and 2020.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2021, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock, 5,000 shares of Series D Preferred Stock, 5,000 shares of Series E Preferred Stock and 8,000 shares of Series F Preferred Stock.

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

As a result of past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $397.50 per share at June 30, 2021, (ii) our Series B Preferred Stock has been reduced to $0.01 per share at June 30, 2021, (iii) 200 shares of our Series C preferred stock has been reduced to $15.00 per share at June 30, 2021, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $7.50 per share at June 30, 2021.

Common Stock

During the six months ended June 30, 2021, we issued a total of 347,027,289 shares of common stock, valued at $3,696,057, upon the conversion of $2,155,568 principal amount of our convertible debentures. We recorded gain on conversion of debt of $11,395 and $1,177,504 during the three and six months ended June 30, 2021, respectively.

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

During the six months ended June 30, 2020, we issued a total of 4,378,375 shares of common stock, valued at $729,675, upon the conversion of $451,662 principal amount of our convertible debentures. We recorded gain on conversion of debt of $0 and $157,967 during the three and six months ended June 30, 2020, respectively.

NOTE 9 – CONVERTIBLE DEBENTURES AND NOTES

June 2021 Debenture

On June 18, 2021, the Company sold an aggregate of $600,000 of senior convertible debentures (“June Debentures”) for (i) $500,000 in cash and (ii) $100,000 in cancellation of outstanding indebtedness to existing accredited and institutional investors of the Company. The June Debentures (i) are non-interest bearing, (ii) have a maturity date of June 18, 2022, (iii) is convertible into shares of common stock (“Common Stock”) of the Company at the election of the Investors at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) have a conversion price equal to the lesser of $0.33 and 85% of the lowest Volume Weighted Average Price (VWAP) during the five (5) Trading Days immediately prior to the conversion date, subject to adjustment, as described therein.

The June Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The investors also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the June Debentures contains anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the June Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the June Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the June Debentures.

We recorded an initial derivative liability of $644,457 related to the fair value of the derivative liability associated with the June Debenture. We recorded debt discount of $600,000, which will be amortized to interest expense over the term of the June Debenture, and we charged $44,457 to interest expense upon issue. We have amortized $20,000 of discount to interest expense during the three months ended June 30, 2021. Unamortized discount at June 30, 2021 was $580,000.

January 2021 Debenture

On January 12, 2021, we sold a $500,000 senior convertible debenture (“January Debenture”) for (i) $500,000 for cash to an existing institutional investor of the Company. The January Debenture (i) is non-interest bearing, (ii) has a maturity date of January 12, 2022, (iii) is convertible into shares of common stock (“Common Stock”) of the Company at the election of the investor at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) has a conversion price equal to the lesser of $0.33 and 85% of the lowest VWAP during the five (5) Trading Days immediately prior to the conversion date, subject to adjustment, as described therein.

The January Debenture also contains provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The investor also has the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the January Debentures contains anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the January Debenture is no longer outstanding. Additionally, the Company has the option to redeem some or all of the January Debenture for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the January Debenture.

We recorded an initial derivative liability of $709,835 related to the fair value of the derivative liability associated with the January debenture. We recorded debt discount of $500,000, which will be amortized to interest expense over the term of the January debenture, and we charged $209,835 to interest expense upon issue. We have amortized $125,000 and $231,849 of discount to interest expense during the three and six months ended June 30, 2021, respectively. Unamortized discount at June 30, 2021 was $268,151.

October 2020 Debentures

On October 23, 2020, the Company sold an aggregate of $600,000 of senior convertible debentures (“October Debentures”) for (i) $500,000 in cash and (ii) $100,000 in cancellation of outstanding indebtedness to existing accredited and institutional investors of the Company.

The October Debentures (i) are non-interest bearing, (ii) have a maturity date of October 23, 2021, (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of the investors at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lowest VWAP during the five trading days immediately prior to the date of conversion.

During the six months ended June 30, 2021, $500,000 of October Debenture have been converted to common stock and $100,000 remains outstanding at June 30, 2021.

We had recorded debt discount of $600,000 related to the October Debentures, which will be amortized to interest expense over the term of the October Debentures. We have amortized $45,390 and $144,988 of discount to interest expense during the three and six months ended June 30, 2021, and $73,177 and $311,111 has been charged off against gain upon the conversion of the October Debentures during the three and six months ended June 30, 2021, respectively. Unamortized discount at June 30, 2021 was $31,401.

March 2020 Debentures

On March 6, 2020, the Company sold an aggregate of $250,000 of senior convertible debentures (the “March Debentures”) for cash to existing accredited institutional investors of the Company. The March Debentures (i) are non-interest bearing, (ii) have a maturity date of July 16, 2020 and (iii) are convertible into shares of common stock of the Company at the election of the investor at any time, subject to a beneficial ownership limitation of 9.99%. The March Debentures have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lowest VWAP during the five trading days immediately prior to the date of conversion. The maturity date of the debentures has been extended to June 30, 2021.

The March Debentures were fully converted to common stock during the three months ended March 31, 2021.

November 2019 Debentures

Sabby Volatility Warrant Master Fund, Ltd. has paid certain of our accounts payable in the amount of $26,235. We issued $26,235 in new debentures with substantially the same terms as our October Debenture. The debentures were issued in November 2019. The debentures originally matured November 20, 2020. The maturity date of the debentures has been extended to June 30, 2021.

The debentures were fully converted to common stock during the three months ended March 31, 2021.

October 2019 Debentures

Effective September 30 2019, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. waived certain events of default under debentures and notes issued in our Debenture Offerings and extended the maturity date of such debentures until March 31, 2020 in exchange for the issuance of $96,000 in new debentures with substantially the same terms as our October Debentures. The debentures were issued in October 2019. The debentures originally matured on October 1, 2020. The maturity date of the debentures has been extended to June 30, 2021.

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

December 2018 Notes

On December 13, 2018 we issued an aggregate of $25,000 in convertible promissory notes (“December Notes”) for cash proceeds of $25,000. The December Notes will mature on the earlier of (i) June 30, 2019 or (ii) such time as we raise capital in exchange for the sale of securities and bear interest at 10% per year, payable on the maturity date. Pursuant to the terms of the December Notes, the December Notes may be converted into shares of common stock upon an event of default (as such term is defined in the December Notes) or upon the maturity date at the election of the holder at a price per share equal to 75% of the lowest trade price of our common stock on the trading day immediately prior to the date such exchange is exercised by the holder. The maturity date of the December Notes has been extended to June 30, 2021.

The notes were fully converted to common stock during the three months ended March 31, 2021.

July 2018 Debentures

On July 3, 2018, we entered into securities purchase agreements with certain institutional investors. Pursuant to the securities purchase agreement, we sold an aggregate of $515,000 of senior convertible debentures (“July 2018 Debentures”) consisting of $500,000 in cash and the cancellation of $15,000 of obligations of the Company. Pursuant to the terms of the securities purchase agreement, we issued $515,000 in principal amount of July 2018 Debentures. The July 2018 Debentures have substantially the same terms as the October Debentures. The maturity date of the debentures has been extended to June 30, 2021.

The debentures were fully converted to common stock during the three months ended March 31, 2021.

September 2017 Debentures

On September 12, 2017 we entered into an exchange agreement with certain holders of our Series A 0% Convertible Preferred Stock (“Series A Shares”) and Series B 0% Convertible Preferred Stock (“Series B Shares”). Pursuant to the terms of the agreement, we issued to the investors approximately $2.5 million in principal amount of senior convertible debentures (the “September 2017 Debentures”) in exchange for 1,614.8125 Series A Shares with a stated value of approximately $1.6 million and 890 Series B Shares with a stated value of approximately $0.9 million. On September 12, 2017, we sold an aggregate of $320,000 of our September 2017 Debentures. The sale consisted of $250,000 in cash and the cancellation of $70,000 of obligations of the Company. The maturity date of the debentures has been extended to December 31, 2021.

During the six months ended June 30, 2021, $589,334 of debenture have been converted to common stock and $110,372 remains outstanding at June 30, 2021.

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Common Stock upon Conversion of Debentures

The Company issued 10,500,000 shares of common stock pursuant to the conversion of $60,450 of our outstanding debentures.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and six month periods ended June 30, 2021 to the comparable period of 2020.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

During March 2020, we sold $250,000 of debt securities for cash, in October 2020, we sold $500,000 of debt securities for cash, in January 2021, we sold $500,000 of debt securities for cash and in June 2021 we sold $500,000 of debt securities for cash. We are currently using such funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, legal fees, and to retain consultants and other personnel in preparation for an Investigational New Drug Application filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

Pre-Revenue

We are a pre-revenue, early-stage company that has not achieved profitability, and has no product revenues. Additionally, we have no approved products for sale.

Recent Developments

●	On August 16, 2021 we appointed Raul Silvestre, Esq. as (i) our interim chief executive officer and principal accounting officer and (ii) as a member of the Board of Directors. See “Other Information” beginning on page 33 for more information regarding Mr. Silvestre’s appointment.

●	On June 18, 2021, we completed the private placement of $600,000 of non-interest bearing senior convertible debentures in exchange for $500,000 in cash and the cancellation of $100,000 in obligations.

●	On January 12, 2021, we completed the private placement of $500,000 of non-interest bearing senior convertible debentures.

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. We have not received FDA approval to market, distribute or sell any products. We have recently begun working on developing IND approved studies for our adenosine receptor technology platform.

Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of June 30, 2021, we had an accumulated deficit of approximately $70.5 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash balances at June 30, 2021 were approximately $1,130,000 representing 100% of total assets. In January 2021, we completed a private placement of $500,000 in cash of our debt securities and in June 2021 we completed an additional private placement of $500,000 in cash of our debt securities. Based on our current expected level of operating expenditures and current cash balance as of the date of this report, we expect to be able to fund our operations into the second quarter of 2022. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

We anticipate raising additional cash through the private or public sales of equity or debt securities to continue to fund our operations and the development of our product candidates. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations, delay or stop our ongoing pre-clinical studies and potential clinical trials, cease operations altogether, or file for bankruptcy. We currently do not have commitments for future funding from any source.

Going Concern

Our auditors’ report on our December 31, 2020 consolidated financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. During February of 2018, we curtailed our operations due to our lack of cash, but upon the cancellation of the Ridgeway license, we resumed preclinical development. Notwithstanding our recent financings in (i) January of 2021 whereby we raised $500,000 in cash and (ii) June 2021 whereby we raised $500,000 in cash, our current cash level raises substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2021 that are of significance or potential significance to the Company.

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

Result of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended June 30, 2021 and 2020, and we do not anticipate generating any revenues during 2021. Net income for the three months ending June 30, 2021 was approximately $17.2 million and net loss for the three months ended June 30, 2020 was approximately $1.2 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.2 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended June 30		Change in 2021 versus 2020
	2021	2020	$	%
	(amount in thousands)
Operating Expenses
Research and development	$72	$11	$61	555%
General and administrative	84	104	(20)	19%
Total operating expenses	$156	$115	$41	36%

Research and Development Expenses

Research and development expenses totaled approximately $0.1 million and $0.01 million for the three months ended June 30, 2021 and 2020, respectively.

Our current research and development expenses currently consist primarily of consulting fees and development expense related to development of the adenosine A2R antagonists and preparation for an IND filing.

General and Administrative

General and administrative expenses totaled approximately $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of approximately $0.02 million, or 19%, for the three months ended June 30, 2021 compared to the same period in 2020, was primarily due to decreased professional fees and director compensation.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $17.3 million of income and $1.1 million of expense for the three months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Change in 2021 Versus 2020
	2021	2020	$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$17,535	$(944)	$18,479	1,958%
Gain on conversion of debt	12	-	12	100%
Interest (expense), net	(235)	(116)	(119)	103%
Total other (expense)	$17,312	$(1,060)	$18,372	1,733%

Gain (loss) on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized gain of $17.5 million and loss of $1.0 million during the three months ended June 30, 2021 and 2020, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, October 2020, January 2021 and June 2021, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $0.01 million during the three months ended June 30, 2021, with no gain or loss during the three months ended June 30, 2020. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.2 million in the three months ended June 30, 2021 compared to expense of $0.1 million for the three months ended June 30, 2020. The increase of $0.1 million was attributable an increase in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the six months ended June 30, 2021 and 2020, and we do not anticipate generating any revenues during 2021. Net loss for the six months ended June 30, 2021 was approximately $3.5 million and net loss for the six months ended June 30, 2020 was approximately $1.9 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.3 million and $0.2 million during the six months ended June 30, 2021 and 2020, respectively. The increase in operating expenses is the result of the following factors.

	Six months ended June 30		Change in 2021 versus 2020
	2021	2020	$	%
	(amount in thousands)
Operating Expenses
Research and development	$93	$22	$71	323%
General and administrative	253	218	35	16%
Total operating expenses	$346	$240	$106	44%

Research and Development Expenses

Research and development expenses totaled approximately $0.1 million and $0.02 million for the six months ended June 30, 2021 and 2020, respectively.

Our current research and development expenses currently consist primarily of consulting fees and development expense related to development of the adenosine A2R antagonists and preparation for an IND filing.

General and Administrative

General and administrative expenses totaled approximately $0.3 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase of approximately $0.04 million, or 16%, for the six months ended June 30, 2021 compared to the same period in 2020, was primarily due to increased professional fees partially offset by a reduction in director compensation.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $3.1 million and $1.7 million of expense for the six months ended June 30, 2021 and 2020, respectively.

	Six Months Ended June 30,		Change in 2021 Versus 2020
	2021	2020	$	%
	(amount in thousands)
Loss on change in fair value of derivative liability	$(3,659)	$(1,671)	$(1,988)	119%
Gain on conversion of debt	1,178	158	1,020	646%
Interest (expense), net	(652)	(148)	(504)	341%
Total other (expense)	$(3,133)	$(1,661)	$(1,472)	89%

Gain (loss) on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized loss of $3.7 million and $1.7 million during the six months ended June 30, 2021 and 2020, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019, March 2020, October 2020, January 2021 and June 2021, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $1.2 million during the six months ended June 30, 2021, compared to a gain of $0.2 million during the six months ended June 30, 2020. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.7 million in the six months ended June 30, 2021 compared to expense of $0.2 million for the six months ended June 30, 2020. The increase of $0.5 million was attributable an increase in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $70.5 million as of June 30, 2021 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of approximately $39.1 million. Cash at June 30, 2021 was approximately $1,130,000.

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

	Six months ended June 30,		Change in 2021 versus 2020
	2021	2020	$	%
	(amount in thousands)
Cash at beginning of period	$404	$23	$381	1,657%
Net cash used in operating activities	(274)	(162)	(112)	69%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	1,000	255	745	292%
Cash and restricted cash at end of period	$1,130	$116	$1,014	874%

Cash totaled approximately $1.1 million and $0.1 million as of June 30, 2021 and 2020, respectively. The increase of approximately $0.7 million at June 30, 2021 compared to the same period in 2020 was primarily attributable to cash available from current and prior year private placements offset by an increase in cash used in operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.3 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. Cash used for operations increased by approximately $0.1 million, or 69%, during the six months ended June 30, 2021, compared to the same period in 2020. The increase in cash used was primarily attributable to an increase in our net loss (after adjusting for noncash items) of approximately $0.1 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the six months ended June 30, 2021 and 2020.

Net Cash Provided by Financing Activities

There was $1,000,000 cash provided by financing activities for the six months ended June 30, 2021, compared to $255,000 cash provided by financing activities for the six months ended June 30, 2020. In 2021, we received proceeds of $1,000,000 from the sale of convertible debentures and in 2020 we received proceeds of $250,000 from the sale of convertible debentures and $5,000 from the sale of preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our current interim principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of June 30, 2021. Based on that evaluation, management has concluded that due to limited resources and lack of fulltime employees, our internal control over financial reporting was ineffective as of June 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and lack of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending June 30, 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to our Financial Position, Need to Raise Additional Capital and Series F Preferred Stock.

We will not be able to continue as a going concern if we do not obtain additional financing.

Since our inception, we have funded our operations through the sale of our securities. Our cash balances at June 30, 2021 were approximately $1,130,000. Despite raising $1,000,000 in gross proceeds through the sale of convertible debentures consisting of (i) $500,000 in January 2021 and (ii) $500,000 (for cash) in June 2021, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

If we do not raise sufficient capital we may lose rights to certain intellectual property which is the basis of our lead product candidates.

In October 2020, pursuant to the cancellation of a license agreement, we reacquired the rights to US Patent 9,593,118, which covers both A2B and dual A2A/A2B antagonists. The intellectual property contained in US Patent 9,593,118 is the basis of our lead product candidates. As a condition to the cancelation of the license, we are required to raise an aggregate of $5 million prior to October of 2023. If we are unable to raise such capital, the license cancelation will be revoked and the license will again become effective. In such event, we will lose all rights to the technology which forms the basis of our lead product candidate which will have a material adverse effect on our business and prospects.

Our shareholders will experience substantial dilution upon the conversion of our Series F Preferred Stock.

On October 5, 2020, we reacquired the rights to certain intellectual property that is the basis of our lead proposed product. In exchange for the cancelation of the prior license, which resulted in our reacquisition of such technology, we issued 8,000 shares of Series F Preferred Stock. The 8,000 shares of Series F Preferred Stock are convertible into an aggregate of 80% of our issued and outstanding Common Stock immediately prior to conversion. Upon conversion, our shareholders will experience substantial dilution.

Risks Relating to Our Stage of Development and Business

If we are unable to successfully attract and retain a new management team and secure additional members and employees, our business could be harmed.

On June 16, 2021, Michael Cain, our interim chief executive officer and principal accounting officer resigned as an officer and as a member of the Board of Directors. On August 16, 2021, we appointed Raul Silvestre as interim chief executive officer and principal accounting officer. We will need to augment senior management as well as engage additional personnel to execute our business plan and grow our business. Our success depends largely on the development and execution of our business strategy by our management team. The recent transitions in our executive team may be disruptive to our business, and if we are unable to manage an orderly transition, our business may be adversely affected. Additionally, since our management team consists of only one individual, Mr. Silvestre, the loss of Mr. Silvestre would likely harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms, if at all. Additionally, we cannot assure you that management will succeed in working together as a team. In the event that we are unsuccessful, our business and prospects could be harmed.

If our management team is not effective or if we fail to attract, hire or retain qualified personnel, we may not be able to design, develop or commercialize our products successfully or manage our business.

On August 16, 2021, we appointed Raul Silvestre as interim chief executive and principal accounting officer. While we have been able to secure an interim chief executive officer, our anticipated growth and expansion may require the addition of new personnel and the development of additional expertise by existing management. There is intense competition for qualified personnel in such areas. Accordingly, there can be no assurances that we would be able to attract and retain the qualified personnel necessary for the successful development of our business.

We are an early-stage company, have no product revenues, are not profitable and may never be profitable.

From inception through June 30, 2021, we have raised approximately $39.1 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $70.5 million. Our net losses for the two most recent fiscal years ended December 31, 2020 and 2019 were $6,295,000 and $934,000, respectively. Our increase in net losses is primarily the result of a loss from the change in fair value of our derivative instruments and the cost attributable to the termination of our license with Ridgeway Therapeutic, Inc., partially offset by an increase in gains from conversion of debt and a decrease in interest expense. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

When making investment decisions, investors typically look at a company’s management, earnings and historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our history of losses, new management team and relatively limited operating history in our current stage of development makes such evaluation, as well as any estimation of our future performance, substantially more difficult. As a result, investors may be unwilling to invest in us or on terms or conditions which are acceptable. If we are unable to secure additional financing, we may need to materially scale back our business plan and/or operations or cease operations altogether.

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

To date, our therapeutic compounds have only been manufactured at a scale which is adequate to supply our research and pre-clinical activities. There can be no assurance that the procedures currently used to manufacture our therapeutic compounds will work at a scale which is adequate for commercial needs. In the event our therapeutic compounds cannot be manufactured in sufficient quantities for commercialization, our future prospects could be significantly impacted, and our financial prospects would be materially harmed.

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

Encouraging pre-clinical data associated with our proposed products should not be relied upon as evidence that our planned pre-clinical and clinical trials will ultimately be successful, or our products approved for marketing. Prior to gaining regulatory approval for commercial sales our proposed products, we will be required to demonstrate through clinical trials that our product candidates are safe and effective for use in a diverse population. There is typically an extremely high rate of attrition from the failure of product candidates as they proceed through clinical trials. If any product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, then we could experience potentially significant delays in, or be required to abandon, development of that product candidate.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our prior management team invests significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from developing our business to compliance activities which could have an adverse effect on our business.

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

We are authorized under our certificate of incorporation to issue up to 1,000,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of July 31, 2021, we have issued and outstanding 537,652,289 shares of common stock. We have also issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue 462,347,711 shares of common stock, and 29,981,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of July 31, 2021, we had 1,000,000,000 shares of common stock authorized and 537,652,289 shares outstanding, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock issued and outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $5,591,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $1,282,372 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, Series D 0% Convertible Preferred and Series E 0% convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of July 31, 2021, we were obligated to reserve for issuance (i) 438 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 14,200,000 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 50,782 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 1,333 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 16,667 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) an indeterminate number of shares of common stock issuable upon the conversion of 8,000 shares of Series F 0% Convertible Preferred Stock (such amount will equal 80% of the common stock post conversion), (vii) 4,798 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $15.99 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (viii) 176 shares of our common stock issuable upon exercise of outstanding stock options under our equity compensation plans at a weighted average exercise price of $1,939.48 per share and (ix) 215,524,674 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes, warrants and options, the underlying shares may be resold into the public market. Notwithstanding the foregoing, none of the shares of common stock underlying these convertible securities may be converted or exercised given that we have no shares of common stock available under our certificate of incorporation. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

The market for our common stock has historically been illiquid and our investors may be unable to sell their shares.

Our common stock has historically traded with limited volume on the pink sheets of the OTC Markets Group Inc. Accordingly, although there has been an increased public market for our common stock, it is still relatively illiquid compared to that of a seasoned issuer. Prior to making an investment in our securities, you should consider the historically limited market for our common stock. No assurances can be given that the trading volume of our common stock will increase or remain the same.

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

Our common stock is considered a “penny stock.” The principal result or effect of being designated a penny stock is that securities broker-dealers participating in sales of our common stock are subject to the penny stock regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The number of brokerage firms depositing and transacting trades for penny stock companies with a bid price of below one penny is very limited.

Currently, our common stock is traded on the OTC Markets Pink Tier with closing bid and ask prices below one penny. Many traditional brokerage firms and on-line brokerages refuse to accept for deposit and trade any penny stocks generally. For those that do, the time, effort and costs associated with depositing common stock in companies such as our with a sub-penny bid and ask are onerous, time consuming and costly. This may present material concerns and obstacles to those persons beneficially owning our common stock in certificate or book entry form, and wish to deposit same into a brokerage account.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

●	Between January 1, 2021 and March 15, 2021, debenture holders converted an aggregate of $1,964,500 into 318,664,776 shares of common stock at per share conversion prices ranging from $0.0045 to $0.0073.

●	On January 12, 2021 we issued an aggregate of $500,000 in senior convertible debentures (“January 2021 Debentures”) to certain accredited investors for cash. The January 2021 Debentures mature on January 12, 2022. The conversion price of the January 2021 Debentures is equal to the lesser of (i) $0.33 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. As of the date of this report, none of January 2021 Debentures have been converted into common stock of the Company.

●	Between March 16, 2021 and June 30, 2021, debenture holders converted an aggregate of $191,068 into 28,362,513 shares of common stock at per share conversion prices ranging from $0.0053 to $0.0097.

●	Between July 1, 2021 and August 12, 2021, debenture holders converted an aggregate of $60,450 into 10,500,000 shares of common stock at per share conversion prices ranging from $0.0049 to $0.0060.

●	On June 18, 2021, we issued an aggregate of $600,000 in senior convertible debentures (“June 2021 Debentures”) to certain accredited investors for $500,000 cash and $100,000 in cancellation of obligations. The June 2021 Debentures have the same terms as the January 2021 Debentures and mature on June 18, 2022.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Appointment of Chief Executive Officer, Principal Accounting Officer, and Board Member

On August 16, 2021, the Company appointed Raul Silvestre to serve as the chief executive officer, principal accounting officer, president, and as a member of the Board. Mr. Silvestre will serve on an at-will basis. The Company is not a party to any employment agreement or contract related to Mr. Silvestre’s employment and he will not receive any compensation at this time. There are no family relationships between Mr. Silvestre and any of the directors or officers of the Company, or any of its subsidiaries. There are no existing or currently proposed transactions to which the Company or any of its subsidiaries is a party and in which Mr. Silvestre has a direct or indirect material interest, except that the law firm of Silvestre Law Group, where Mr. Silvestre serves as managing director: (i), currently holds approximately $290,000 of the Company’s senior convertible debentures (ii) is anticipate to continue to provide legal services to the Company and (iii) is owed an aggregate of approximately $250,000 related to previously provided legal services.

Raul Silvestre, Esq., age 50, has been general outside counsel to the Inspyr since 2008 and the managing partner of the Silvestre Law Group, P.C. since 1999. While serving as counsel to the company, Mr. Silvestre has been responsible for managing and overseeing all legal aspects of the company including capital raising transaction and corporate governance and has been instrumental in the reacquisition of the technology which is the basis of our lead proposed product. Mr. Silvestre’s legal career has focus on corporate and securities law where he has assisted both private and public companies in capital raising, merger and acquisition transactions as well as general corporate matters, recapitalizations and restructurings. Mr. Silvestre has also been an active investor, manager, and principal in, public and private entities with an emphasis in the biotechnology and pharmaceutical industries. Mr. Silvestre received a B.S. with an emphasis in Finance from the University of Southern California and his Juris Doctorate from Pepperdine School of Law. In evaluating Mr. Silvestre’s specific experience, qualifications, attributes, and skills in connection with his appointment to our Board, we took into account his prior service to the company, corporate legal experience, knowledge of capital markets, and experience in publicly traded biotechnology and drug development companies.

Silvestre Law Group, P.C., (“SLG”) where Mr. Silvestre serves as managing partner, currently represents the Company as outside corporate counsel. We currently owe SLG approximately $250,000 of accrued legal fees, all of which are currently outstanding. Additionally, SLG has converted an aggregate of $200,000 of outstanding accounts payable into the Company’s senior convertible debentures on the same terms as other participating investors. The debentures (i) are non-interest bearing, (ii) have a maturity date of one year from the date of issuance, (iii) are convertible into shares of common stock (“Common Stock”) of the Company at the election of holder at any time, subject to a beneficial ownership limitation of 4.99%, and (iv) have a conversion price equal to the lesser of (i) $0.33 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. The Company anticipates that SLG will continue to serve as its outside corporate counsel.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

INSPYR THERAPEUTICS, INC.

Date: August 16, 2021	/s/ Raul Silvestre
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(i)	Amended and Restated Certificate of Incorporation, effective September 30, 2019		8-K	3.01(i)	000-55331	9/30/19

3.05(i)	Amended and Restated Certificate of Incorporation, effective June 26, 2020		8-K	3.01(i)	000-55331	6/29/20

3.06(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.09(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.10(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

3.11(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E 0% Convertible Preferred Stock		10-K	3.10(i)	000-55331	5/14/20

3.12(i)	Certificate of Designation of Preferences, Rights and Limitations of Series F 0% Convertible Preferred Stock		8-K	3.01(i)	000-55331	10/8/20

3.13(i)	Amended and Restated Certificate of Incorporation Effective November 27, 2020		8-K	3.01(i)	000-55331	11/27/20

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05**	Amended and Restated GenSpera 2007 Equity Compensation Plan amended January 2010		8-K	4.01	333-153829	1/11/10

4.06**	GenSpera / Inspyr Therapeutics Form of 2007 Equity Compensation Plan Option Grant, 2009 Executive Compensation Plan Option Grant and 2017 Equity Compensation Plan Option Grant	8-K	4.02	333-153829	9/09/09

4.07**	Amended and Restated 2009 Executive Compensation Plan amended on March 25, 2013	10-K	4.11	333-153829	3/29/13

4.08**	Form of 2007 Equity Compensation Plan Restricted Stock Grant, 2009 Executive Compensation Plan Restricted Stock Grant and 2017 Equity Compensation Plan Restricted Stock Grant	S-8	4.03	333-171783	1/20/11

4.09**	Form of 2007 Equity Compensation Plan Restricted Stock Unit Agreement, 2009 Executive Compensation Plan Restricted Stock Unit Agreement and 2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	4.22	333-153829	3/30/11

4.10**	Form of Executive Deferred Compensation Plan	8-K	99.01	333-153829	7/08/11

4.11	Form of Securities Purchase Agreement for August 2013 Offering	8-K	10.02	333-153829	8/20/13

4.12	Form of Warrant from August 2013 Offering	8-K	10.04	333-153829	8/20/13

4.13	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering	S-1/A	4.34	333-194687	5/22/14

4.14	Form of Securities Purchase Agreement for May 2014 Registered Offering	S-1/A	10.12	333-194687	5/22/14

4.15	Form of Series D Common Stock Purchase Warrant for June 2014 Private Placement	10-Q	4.36	333-153829	8/8/14

4.16	Form of Securities Purchase Agreement for June 2014 Private Placement	10-Q	4.37	333-153829	8/8/14

4.17	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.18	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.19	Form of Registration Rights Agreement for July 2015 Private Placement	8-K	10.02	000-55331	7/6/15

4.20	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.21	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.22	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.23	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.24	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.25	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.26**	Inducement Stock Option Plan adopted 7/15/2016	8-K	4.01	000-55331	7/20/16

4.27**	Form of Inducement Award non-Qualified Stock Option Grant	8-K	4.01	000-55331	7/20/16

4.28	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.29	Form of Registration Rights Agreement for December 2016 Private Placement	8-K	10.02	000-55331	12/12/16

4.30	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.31	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.32	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.33	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

4.34**	2017 Equity Compensation Plan adopted 11/1/17	8-K	4.01	000-55331	11/3/17

4.35	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

4.36	Form of Series E Preferred Stock Certificate	10-K	4.36	000-55331	5/14/20

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.03**	Russell Richerson Employment Agreement	8-K	10.08	333-153829	9/09/09

10.04**	Amendment dated May 14, 2010 to the Employment Agreement of Russell Richerson	10-Q	10.08	333-153829	8/13/10

10.05**	Independent Director Agreement	8-K	10.01	333-153892	06/1/12

10.06	Engagement Letter with H.C. Wainwright for May 2014 Registered Offering	S-1/A	10.11	333-194687	5/22/14

10.07**	Christopher Lowe employment Agreement	8-K	10.01	000-55331	8/05/16

10.08**	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.01	000-55331	8/10/16

10.09**	Ronald Shazer Employment Agreement	8-K	10.01	000-55331	8/10/16

10.10**	Form of Separation Agreement with Russell Richerson dated February 28, 2017	8-K	10.01	000-55331	3/03/17

10.11	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals	8-K	10.01	000-55331	8/03/17

10.12	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction	8-K	10.02	000-55331	8/03/17

10.13	Form of Exchange Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.14	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement	8-K	10.02	000-55331	9/12/17

10.15	Form of Securities Purchase Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.16	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement	8-K	10.02	000-55331	9/12/17

10.17	Form of Registration Rights Agreement entered into 9/12/17	8-K	10.03	000-55331	9/12/17

10.18	Form of Securities Purchase Agreement for July 2018 Private Placement	8-K	10.01	000-55331	7/3/18

10.19	Form of Debenture for July 2018 Private Placement	8-K	10.02	000-55331	7/3/18

10.20	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering	10-K	10.23	000-55331	4/26/19

10.24	Form of Debenture for March 2020 Private Placement	8-K	10.01	000-55331	3/6/20

10.25	Form of Securities Purchase Agreement for May 2020 Preferred Stock Offering	10-K	10.25	000-55331	5/14/20

10.26	Termination of Licensing Agreement with Ridgeway Therapeutics, Inc. dated October 5, 2020	8-K	10.01	000-55331	10/8/20

10.27	Form of Debenture for October 2020 Private Placement	8-K	10.01	000-55331	10/29/20

10.28	Conversion Price Adjustment Agreement with Sabby Entities dated November 25, 2020		8-K	10.01	000-55331	11/27/20

10.29	Form of Convertible Debenture for January 2021 Private Placement		8-K	10.01	000-55331	1/12/21

10.30	Form of Convertible Debenture for June 2021 Private Placement		8-K	10.01	000-55331	6/21/21

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

