Form 10-Q
period 2021-09-30
Rebus Holdings, Inc.
filed 2021-11-12
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55331

REBUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0438951
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2629 Townsgate Road, Suite 215
Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (818) 661-6302

Inspyr Therapeutics, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of October 31, 2021, the issuer had 10,309,212 common shares, $0.0001 par value, issued and outstanding.

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on March 31, 2021. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us,” “our,” “the Company,” “Rebus Holdings,” “Rebus,” and “registrant” refer to Rebus Holdings, Inc.(fka Inspyr Therapeutics, Inc.). Also, any reference to “common stock “or “common shares” refers to our $0.0001 par value common stock. The information contained herein is current as of the date of this Quarterly Report (September 30, 2021), unless another date is specified. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $0.0001 par value Series C preferred stock, our $.0.0001 par value Series D preferred stock, our $0.0001 par value Series E Preferred Stock, and our $0.0001 par value Series F Preferred Stock, unless specified otherwise. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:75 reverse stock split that became effective on October 12, 2021 as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and nine month periods ended September 30, 2021 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2021. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REBUS HOLDINGS, INC.

(FKA INSPYR THERAPEUTICS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash	$995	$404
Total current assets	995	404

Total assets	$995	$404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,931	$2,261
Accrued expenses	1,986	1,940
Convertible debentures, net of unamortized discount of $458 and $488	440	1,878
Derivative liability	1,958	6,828
Total current liabilities	6,315	12,907
Total liabilities	6,315	12,907

Commitments and contingencies (Note 7)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,978,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series E, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series F, par value $.0001 per share; 8,000 shares authorized, 8,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 1,000,000,000 shares authorized, 9,579,879 and 2,478,848 shares issued and outstanding, respectively	1	-
Additional paid-in capital	59,008	54,472
Accumulated deficit	(64,329)	(66,975)

Total stockholders’ deficit	(5,320)	(12,503)

Total liabilities and stockholders’ deficit	$995	$404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

(FKA INSPYR THERAPEUTICS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating expenses:
Research and development	$97	$11	$190	$33
General and administrative	118	126	371	344
Total operating expenses	215	137	561	377

Loss from operations	(215)	(137)	(561)	(377)

Other income (expense):
Gain on change in fair value of derivative liability	6,660	2,024	3,001	353
Gain on conversion of debt	(48)	240	1,130	398
Interest expense, net	(272)	(21)	(924)	(169)

Income (loss) before provision for income taxes	6,125	2,106	2,646	205

Provision for income taxes	-	-	-	-

Net income (loss)	$6,125	$2,106	$2,646	$205

Net income (loss) per common share, basic	$0.81	$11.84	$0.39	$2.25
Net income (loss) per common share, diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares outstanding, basic	7,612,241	181,774	6,740,889	94,764
Weighted average shares outstanding, diluted	38,536,773	7,230,566	20,928,472	7,143,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

(FKA INSPYR THERAPEUTICS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(unaudited)

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	5,495	$-	12,160	$-	$51,957	$(60,680)	$(8,723)

Conversion of notes	-	-	58,378	-	730	-	730

Net loss	-	-	-	-	-	(726)	(726)

Balance, March 31, 2020 (unaudited)	5,495	-	70,538	-	52,687	(61,406)	(8,719)

Sale of preferred stock	5,000	-	-	-	5	-	5

Net loss	-	-	-	-	-	(1,175)	(1,175)

Balance, June 30, 2020 (unaudited)	10,495	-	70,538	-	52,692	(62,581)	(9,889)

Conversion of notes	-	-	473,186	-	570	-	570

Net income	-	-	-	-	-	2,106	2,106

Balance, September 30, 2020 (unaudited)	10,495	$-	543,724	$-	$53,262	$(60,475)	$(7,213)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	18,495	$-	2,478,848	$-	$54,472	$(66,975)	$(12,503)

Conversion of notes	-	-	4,248,864	1	3,462	-	3,463

Director compensation waived	-	-	-	-	336	-	336

Net loss	-	-	-	-	-	(20,635)	(20,635)

Balance, March 31, 2021 (unaudited)	18,495	-	6,727,712	1	58,270	(87,610)	(29,339)

Conversion of notes	-	-	378,167	-	232	-	232

Net income	-	-	-	-	-	17,156	17,156

Balance, June 30, 2021 (unaudited)	18,495	-	7,105,879	1	58,502	(70,454)	(11,951)

Conversion of notes	-	-	2,474,000	-	506	-	506

Net income	-	-	-	-	-	6,125	6,125

Balance, September 30, 2021 (unaudited)	18,495	$-	9,579,879	$1	$59,008	$(64,329)	$(5,320)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

(FKA INSPYR THERAPEUTICS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,646	$205
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of derivative liability	(3,001)	(353)
Gain on conversion of debt	(1,130)	(398)
Amortization of debt discount	924	167
Increase in operating liabilities:
Accounts payable and accrued expenses	152	134
Cash used in operating activities	(409)	(245)

Cash flows from investing activities:
Cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes	1,000	250
Proceeds from sale of preferred stock	-	5
Cash provided by financing activities	1,000	255

Net increase in cash and restricted cash	591	10
Cash and restricted cash, beginning of period	404	23

Cash and restricted cash, end of period	$995	$33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

(FKA INSPYR THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 1 – BACKGROUND

Rebus Holdings, Inc. (“we”, “us”, “our company”, “our”, “Rebus,” “Rebus Holdings,” or the “Company”) (formerly known as Inspyr Therapeutics, Inc., see Note 10 Subsequent Events) was formed under the laws of the State of Delaware in November 2003, and has its principal office in Westlake Village, California. We are focused on the research and development of novel targeted precision therapeutics for the treatment of cancer.

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

Pursuant to our recent termination of license with Ridgeway Therapeutics, Inc., a Delaware Corporation (“Ridgeway”), we reacquired the rights to certain intellectual property, discussed above, and are currently focusing on a pipeline of small molecule adenosine receptor modulators. In October 2020, pursuant to the cancellation of a license agreement whereby we previously licensed US Patent 9,593,118, we reacquired the exclusive right to such patent that covers both A2B and dual A2A/A2B antagonists. Accordingly, going forward our major focus will be to: (i) further characterization of the anti-cancer activity of our unique pipeline delivery platform containing A2B and dual A2A/A2B antagonists, leading to selection of a clinical candidate or candidates for an Investigative New Drug or IND enabling studies; and (ii) licensing and/or partnering our delivery platform and the A2B and dual A2A/A2B antagonists for further development.

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

Reverse Stock Split

As further described in Note 10, Subsequent Events, pursuant to a written consent, Rebus’ shareholders approved a proposal authorizing the Board of Directors to effect a reverse stock split of the Company’s common stock (“Common Stock”).

On September 1, 2021, the Board of Directors approved a one-for-seventy-five (1-for-75) reverse stock split of the Company’s Common Stock (“Reverse Stock Split”). The Reverse Stock Split became effective with the Secretary of State of Delaware as of 4:59 p.m. Eastern Time on October 5, 2021, and the Company began trading on a post Reverse Stock Split basis at the market open on October 12, 2021. As a result of the Reverse Stock Split, each of the holders of the Company’s Common Stock received one (1) new share of Common Stock for every seventy-five (75) shares such shareholder held immediately prior. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have otherwise resulted from the Reverse Stock Split will be rounded up to the next whole number of shares. The Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. All share and per share data have been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the Reverse Stock Split.

Termination of License Agreement

On October 5, 2020, the Company entered into an agreement with Ridgeway(“Termination Agreement”) whereby the parties terminated the licensing agreement previously entered into on August 3, 2018 (“Licensing Agreement”), The Company had previously licensed certain technologies related to targeting adenosine receptor antagonists for the treatment of cancer (the “Licensed Assets”). As a result of the Termination Agreement, the Company reacquired full ownership and worldwide rights to all of the Licensed Assets as well as any improvements made thereto.

In exchange for entering into the Termination Agreement, the Company issued to Ridgeway: (i) sixty-five million shares Common Stock, and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock (“Series F Preferred Stock”). Additionally, the Company paid expenses and costs of Ridgeway’s aggregating approximately $25,000.

Pursuant to a Certificate of Designation of the Series F Preferred Stock, each share of Series F Preferred Stock has a stated value of $10.00 per share and is convertible into Common Stock at any time at the election of the holder. In the aggregate, all of the Series F Preferred Stock issued to Ridgeway is convertible into such number of shares of Common Stock equal to eighty percent (80%) of the issued and outstanding shares of Common Stock, post-conversion, on the conversion date (taking into effect any forward or reverse stock splits or consolidations). The Series F Preferred Stock votes on an as if converted to Common Stock basis. Additionally, upon the Company’s outstanding Convertible Debentures (as such term is defined in the Certificate of Designation) being terminated, converted, or otherwise extinguished, the Series F Preferred Stock will automatically convert into Common Stock.

Pursuant to the Termination Agreement, in the event that the Company is unable to secure equity financing resulting in aggregate gross proceeds to the Company of at least $5,000,000 by October 5, 2023, or in the event that the Company ceases its operations, then the Termination Agreement will be deemed terminated and the Licensing Agreement will be reinstated in exchange for the return of the Common Shares and Series F Preferred Stock issued to Ridgeway.

As a result of the issuance of the Common Shares and Series F Preferred Stock, Ridgeway became the owner of approximately 54.14% of the Company’s issued and outstanding Common Stock. Furthermore, by virtue of the issuance of the Series F Preferred Stock, Ridgeway will vote on an as if converted to common stock basis which shall be equal to eighty percent (80%) of the issued and outstanding Common Stock post-conversion. Accordingly, the Board of Directors determined that a change in control of the registrant has occurred. The Company did not have a prior relationship with Ridgeway, or any of its principals, except pursuant to the terms contained in the Termination Agreement and its previous relationship under the Licensing Agreement.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from operations since inception, we have a working capital deficit of $5.3 million and we have an accumulated deficit of $64.3 million as of September 30, 2021. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development, or we enter into cash flow positive business development transactions.

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

Our cash balances at September 30, 2021 were approximately $995,000, representing 100% of our total assets. Based on our current expected level of operating expenditures, and including $500,000 that we raised in January 2021 and $500,000 that we raised in June 2021, pursuant to the sale of our senior convertible debentures, we expect to be able to fund our operations into the second quarter of 2022. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

These interim consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future period. All references to September 30, 2021 and 2020 financials in these footnotes refer to unaudited consolidated financial statements as of those dates.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Rebus Holdings, Inc., (fka Inspyr Therapeutics, Inc.) and its wholly-owned subsidiary, Lewis & Clark Pharmaceuticals, Inc. All significant intercompany accounts and transactions have been eliminated.

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

We incurred research and development expenses of approximately $97,000 and $11,000 for the three months ended September 30, 2021 and 2020, respectively. We incurred research and development expenses of approximately $190,000 and $33,000 for the nine months ended September 30, 2021 and 2020, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at September 30, 2021 or December 31, 2020.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash was $1.0 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, there was no cash over the federally insured limit.

Loss per Share

Basic loss per share is calculated by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted loss per share are the same, in that any potential common stock equivalents would have the effect of being anti-dilutive in the computation of net loss per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding for the three and nine months ended September 30, 2021 and 2020, as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2021	2020
Shares underlying options outstanding	9	9
Shares underlying warrants outstanding	53	53
Shares underlying convertible preferred stock outstanding	95,250	3,739
	95,312	3,801

Diluted loss per share for the three and nine months ended September 30, 2021 and 2020 is calculated as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net income attributable to common shareholders	$6,125	$2,106	$2,646	$205
Income attributable to convertible instruments	(6,612)	(2,264)	(4,131)	(751)
Expense attributable to convertible instruments	272	21	924	169
Diluted loss attributable to common shareholders	$(215)	$(137)	$(561)	$(377)

Basic shares outstanding	7,612,241	181,774	6,740,889	94,764
Dilutive convertible instruments	30,924,532	7,048,792	14,187,583	7,048,792
Diluted shares outstanding	38,536,773	7,230,566	20,928,472	7,143,556

Diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.05)

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

The Company has recorded a derivative liability for its convertible notes and preferred stock with variable conversion features as of September 30, 2021 and 2020. The tables below summarize the fair values of our financial liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value at September 30,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3

Convertible notes	$542	—	—	$542
Preferred stock	1,416	—	—	1,416
Derivative liability	$1,958	$—	$—	$1,958

	Fair Value at December 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3

Convertible notes	$2,705	—	—	$2,705
Preferred stock	4,123	—	—	4,123
Derivative liability	$6,828	$—	$—	$6,828

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Nine Months ended September 30,
	2021	2020

Balance at beginning of period	$6,828	$1,785
Additions to derivative instruments	1,354	167
Reclassification on conversion	(3,223)	(766)
Gain on change in fair value of derivative liability	(3,001)	(353)
Balance at end of period	$1,958	$833

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2021 that are of significance or potential significance to the Company.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Nine Months Ended September 30,
	2021	2020
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$4,202	$1,300
Debentures converted to common stock	2,568	933
Derivative liability extinguished upon conversion of notes payable	3,223	766
Derivative liability issued	1,354	167
Accounts payable paid through issuance of debentures	100	—
Accrued directors fees forgiven and credited to paid in capital	336	—

There was no cash paid for interest and income taxes for the nine months ended September 30, 2021 and 2020.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	233	233
Accrued other	427	381
Total accrued expenses	$1,986	$1,940

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

During the three months ended September 30, 2021 and 2020, we recorded income of approximately $6.7 million and $2.0 million, respectively, related to the change in fair value of the derivative liabilities during the periods. During the nine months ended September 30, 2021 and 2020, we recorded income of approximately $3.0 million and $0.4 million, respectively. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at September 30, 2021 are as follows:

Volatility	121% - 182%
Expected term (years)	3 - 9 months
Risk-free interest rate	0.04% – 0.05%
Dividend yield	None

As of September 30, 2021 and December 31, 2020, the derivative liability recognized in the financial statements was approximately $2.0 million and $6.8 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

the Company currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three and nine months ended September 30, 2021 and 2020.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2021, there were outstanding (i) 133.8 shares of Series A Preferred Stock, (ii) 71 shares of Series B Preferred Stock, (iii) 290.4 shares of Series C Preferred Stock, (iv) 5,000 shares of Series D Preferred Stock, (v) 5,000 shares of Series E Preferred Stock, and (vi) 8,000 shares of Series F Preferred Stock.

Pursuant to a Certificate of Designation filed with the Delaware Secretary of State on October 6, 2020, each share of Series F Preferred Stock has a stated value of $10.00 per share and is convertible into Common Stock at any time at the election of the holder. We issued all 8,000 shares of the Series F stock to Ridgeway Therapeutics, Inc. in connection with the Termination Agreement described in Note 1. In the aggregate, all of the Series F Preferred Stock issued to Ridgeway is convertible into such number of shares of Common Stock equal to eighty percent (80%) of the issued and outstanding shares of Common Stock, post-conversion, on the conversion date (taking into effect any forward or reverse stock splits or consolidations). The Series F Preferred Stock votes on an as if converted to common stock basis. Additionally, upon the Company’s outstanding Convertible Debentures (as such term is defined in the Certificate of Designation) being terminated, converted, or otherwise extinguished, the Series F Preferred Stock will automatically convert into Common Stock.

As a result of past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $29,812.50 per share at September 30, 2021, (ii) our Series B Preferred Stock has been reduced to $0.75 per share at September 30, 2021, (iii) 200 shares of our Series C preferred stock has been reduced to $1,125.00 per share at September 30, 2021, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $562.50 per share at September 30, 2021.

Common Stock

During the nine months ended September 30, 2021, we issued a total of 7,101,031 shares of common stock, valued at $4,201,812, upon the conversion of $2,568,048 principal amount of our convertible debentures. We recorded loss on conversion of debt of $47,872 and gain on conversion of debt of $1,129,632 during the three and nine months ended September 30, 2021, respectively.

During the three months ended March 31, 2021, we entered into settlement and release agreements with two of our independent directors for the settlement of past due director fees and the mutual release of all claims. Pursuant to the agreements, the directors agreed to waive an aggregate of $435,667 in outstanding director fees in exchange for the following: (i) the aggregate payment of $100,000 (of which $50,000 was paid in November 2020 and $50,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021 (which has yet to occur), common stock purchase options with an aggregate Black Scholes’ value of $80,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. The difference between the amount waived of $435,667 and the cash paid of $100,000 has been credited to paid in capital during the three months ended March 31, 2021.

During the nine months ended September 30, 2020, we issued a total of 531,564 shares of common stock, valued at $1,300,653, upon the conversion of $932,935 principal amount of our convertible debentures. We recorded gain on conversion of debt of $240,356 and $398,323 during the three and nine months ended September 30, 2020, respectively.

NOTE 9 – CONVERTIBLE DEBENTURES AND NOTES

June 2021 Debenture

On June 18, 2021, the Company sold an aggregate of $600,000 of senior convertible debentures (“June Debentures”) for (i) $500,000 in cash and (ii) $100,000 in cancellation of outstanding indebtedness to existing accredited and institutional investors of the Company. The June Debentures (i) are non-interest bearing, (ii) have a maturity date of June 18, 2022, (iii) are convertible into shares of Common Stock at the election of the holders at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) have a conversion price equal to the lesser of $24.75 and 85% of the lowest Volume Weighted Average Price (VWAP) during the five (5) trading days immediately prior to the conversion date, subject to adjustment, as described therein.

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

We recorded an initial derivative liability of $644,457 related to the fair value of the derivative liability associated with the June Debentures. We recorded debt discount of $600,000, which will be amortized to interest expense over the term of the June Debentures, and we charged $44,457 to interest expense upon issue. We have amortized $155,000 and $175,000 of discount to interest expense during the three and nine months ended September 30, 2021, respectively. Unamortized discount at September 30, 2021 was $425,000.

January 2021 Debenture

On January 12, 2021, we sold a $500,000 senior convertible debenture (“January Debenture”) for (i) $500,000 for cash to an existing institutional investor of the Company. The January Debenture (i) is non-interest bearing, (ii) has a maturity date of January 12, 2022, (iii) is convertible into shares of Common Stock at the election of the holder at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) has a conversion price equal to the lesser of $24.75 and 85% of the lowest VWAP during the five (5) trading days immediately prior to the conversion date, subject to adjustment, as described therein.

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

During the nine months ended September 30, 2021, $412,480 of January Debenture has been converted to Common Stock and $87,520 remained outstanding at September 30, 2021.

We recorded an initial derivative liability of $709,835 related to the fair value of the derivative liability associated with the January debenture. We recorded debt discount of $500,000, which will be amortized to interest expense over the term of the January debenture, and we charged $209,835 to interest expense upon issue. We have amortized $94,404 and $326,253 of discount to interest expense during the three and nine months ended September 30, 2021, respectively, and $148,842 has been charged off against gain upon the conversion of the October Debentures during the three and nine months ended September 30, 2021. Unamortized discount at September 30, 2021 was $24,905.

October 2020 Debentures

On October 23, 2020, the Company sold an aggregate of $600,000 of senior convertible debentures (“October Debentures”) for (i) $500,000 in cash and (ii) $100,000 in cancellation of outstanding indebtedness to existing accredited and institutional investors of the Company.

The October Debentures (i) are non-interest bearing, (ii) have a maturity date of October 23, 2021, (iii) are convertible into shares of Common Stock at the election of the holders at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) have a conversion price equal to the lesser of (i) $24.75 and (ii) 85% of the lowest VWAP during the five trading days immediately prior to the date of conversion.

During the nine months ended September 30, 2021, $500,000 of October Debentures have been converted to common stock and $100,000 remains outstanding at September 30, 2021.

We had recorded debt discount of $600,000 related to the October Debentures, which will be amortized to interest expense over the term of the October Debentures. We have amortized $23,551 and $168,539 of discount to interest expense during the three and nine months ended September 30, 2021, and $0 and $311,111 has been charged off against gain upon the conversion of the October Debentures during the three and nine months ended September 30, 2021, respectively. Unamortized discount at September 30, 2021 was $7,850.

March 2020 Debentures

On March 6, 2020, the Company sold an aggregate of $250,000 of senior convertible debentures (the “March Debentures”) for cash to existing accredited institutional investors of the Company. The March Debentures (i) are non-interest bearing, (ii) have a maturity date of July 16, 2020 and (iii) are convertible into shares of Common Stock at the election of the holder at any time, subject to a beneficial ownership limitation of 9.99%. The March Debentures have a conversion price equal to the lesser of (i) $24.75 and (ii) 85% of the lowest VWAP during the five trading days immediately prior to the date of conversion. The maturity date of the debentures was extended to June 30, 2021.

The March Debentures were fully converted to Common Stock during the three months ended March 31, 2021.

November 2019 Debentures

An existing institutional investor has paid certain of our accounts payable in the amount of $26,235. We issued $26,235 in new debentures with substantially the same terms as our October Debenture. The debentures were issued in November 2019. The debentures originally matured November 20, 2020. The maturity date of the debentures was extended to June 30, 2021.

The debentures were fully converted to Common Stock during the three months ended March 31, 2021.

October 2019 Debentures

Effective September 30 2019, debenture holders waived certain events of default under debentures and notes issued in our debenture offerings and extended the maturity date of such debentures until March 31, 2020 in exchange for the issuance of $96,000 in new debentures with substantially the same terms as our October Debentures. The debentures were issued in October 2019. The debentures originally matured on October 1, 2020. The maturity date of the debentures was extended to June 30, 2021.

The debentures were fully converted to Common Stock during the three months ended March 31, 2021.

July 2019 Debentures

On July 16, 2019, we entered into securities purchase agreements with certain institutional investors. Pursuant to the securities purchase agreement, we issued an aggregate of $154,000 of senior convertible debentures (the “July 2019 Debentures”) in exchange for the extension of the maturity date of our December 2018 convertible notes and certain of our July 2018 and September 2017 convertible debentures, and the waiver of certain default provisions of our July 2018 and September 2017 convertible debentures. The maturity date of the debentures was extended to June 30, 2021.

The July 2019 Debentures were fully converted to Common Stock during the three months ended March 31, 2021.

December 2018 Notes

On December 13, 2018, we issued an aggregate of $25,000 in convertible promissory notes for cash proceeds of $25,000. The notes mature on the earlier of (i) June 30, 2019 or (ii) such time as we raise capital in exchange for the sale of securities and bear interest at 10% per year, payable on the maturity date. Pursuant to the terms of the notes, they may be converted into shares of Common Stock upon an event of default (as such term is defined in the notes) or upon the maturity date at the election of the holder at a price per share equal to 75% of the lowest trade price of our Common Stock on the trading day immediately prior to the date such exchange is exercised by the holder. The maturity date of the notes was extended to June 30, 2021.

The notes were fully converted to Common Stock during the three months ended March 31, 2021.

July 2018 Debentures

On July 3, 2018, we entered into securities purchase agreements with certain institutional investors. Pursuant to the securities purchase agreement, we sold an aggregate of $515,000 of senior convertible debentures (“July 2018 Debentures”) consisting of $500,000 in cash and the cancellation of $15,000 of obligations of the Company. Pursuant to the terms of the securities purchase agreement, we issued $515,000 in principal amount of July 2018 Debentures. The July 2018 Debentures have substantially the same terms as the October Debentures. The maturity date of the debentures was extended to June 30, 2021.

The July 2018 Debentures were fully converted to common stock during the three months ended March 31, 2021.

September 2017 Debentures

On September 12, 2017, we entered into an exchange agreement with certain holders of our Series A 0% Convertible Preferred Stock (“Series A Shares”) and Series B 0% Convertible Preferred Stock (“Series B Shares”). Pursuant to the terms of the agreement, we issued to the investors approximately $2.5 million in principal amount of senior convertible debentures (the “September 2017 Debentures”) in exchange for 1,614.8125 Series A Shares with a stated value of approximately $1.6 million and 890 Series B Shares with a stated value of approximately $0.9 million. On September 12, 2017, we sold an aggregate of $320,000 of our September 2017 Debentures. The sale consisted of $250,000 in cash and the cancellation of $70,000 of obligations of the Company. The maturity date of the debentures was extended to December 31, 2021.

During the nine months ended September 30, 2021, $589,334 of debenture have been converted to common stock and $110,072 remains outstanding at September 30, 2021.

NOTE 10 – SUBSEQUENT EVENTS

Adoption of Agreement and Plan of Merger and Consummation of Reorganization

On September 28, 2021 the Company implemented a holding company reorganization through an Agreement and Plan of Merger (the “Merger Agreement”), which became effective with the Financial Industry Regulatory Authority (“FINRA”) on October 11, 2021 at 5:00 p.m. Eastern Time (the “Effective Time”). The Merger Agreement was entered into by and among Inspyr Therapeutics, Inc., Rebus Holdings, Inc., and Rebus Sub, Inc., a wholly-owned subsidiary of Rebus Holdings which has resulted in Rebus becoming the direct parent company of Inspyr Therapeutics and replacing Inspyr Therapeutics as the public company trading on the OTC Markets (“OTC”) (the “Reorganization”). Further, the Company will begin trading under the symbol RBSH in twenty (20) trading days from October 12, 2021.

Pursuant to the Merger Agreement, Rebus Sub has merged with Inspyr Therapeutics pursuant to the filing of a certificate of merger with Inspyr Therapeutics surviving as a direct, wholly-owned subsidiary of Rebus Holdings (the “Merger”). At the Effective Time of the Merger:

(i)	Each outstanding share of Inspyr Therapeutics Common Stock, par value $0.0001 per share (“Inspyr Common Stock”), automatically converted into one share of Common Stock of Rebus Holdings, having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Inspyr Therapeutics Common Stock immediately prior to the Reorganization;

(ii)	Each outstanding share of Inspyr Series A Convertible Preferred Stock, par value $0.0001 per share (“Inspyr Series A Stock”), automatically converted into one share of Series A Convertible Preferred Stock par value $0.0001 per share, of Rebus Holdings (“Rebus Series A Stock”), having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Inspyr Series A Stock immediately prior to the Reorganization;

(iii)	Each outstanding share of Inspyr Series B Convertible Preferred Stock, par value $0.0001 per share (“Inspyr Series B Stock”), automatically converted into one share of Series B Convertible Preferred Stock par value $0.0001 per share, of Rebus Holdings (“Rebus Series B Stock”), having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Inspyr Series B Stock immediately prior to the Reorganization;

(iv)	Each outstanding share of Inspyr Series C Convertible Preferred Stock, par value $0.0001 per share (“Inspyr Series C Stock”), automatically converted into one share of Series C Convertible Preferred Stock par value $0.0001 per share, of Rebus Holdings (“Rebus Series C Stock”), having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Inspyr Series C Stock immediately prior to the Reorganization;

(v)	Each outstanding share of Inspyr Series D Convertible Preferred Stock, par value $0.0001 per share (“Inspyr Series D Stock”), automatically converted into one share of Series D Convertible Preferred Stock par value $0.0001 per share, of Rebus Holdings (“Rebus Series D Stock”), having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Inspyr Series D Stock immediately prior to the Reorganization;

(vi)	Each outstanding share of Inspyr Series E Convertible Preferred Stock, par value $0.0001 per share (“Inspyr Series E Stock”), automatically converted into one share of Series E Convertible Preferred Stock par value $0.0001 per share, of Rebus Holdings (“Rebus Series E Stock”), having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Inspyr Series E Stock immediately prior to the Reorganization; and

(vii)	Each outstanding share of Inspyr Series F Convertible Preferred Stock, par value $0.0001 per share (“Inspyr Series F Stock”), automatically converted into one share of Series F Convertible Preferred Stock par value $0.0001 per share, of Rebus Holdings (“Rebus Series F Stock”), having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Inspyr Series F Stock immediately prior to the Reorganization.

Accordingly, upon consummation of the Reorganization (and the Reverse Stock Split as defined below), Inspyr stockholders automatically became stockholders of Rebus Holdings, on a one-for-one basis, with the same number and approximate ownership percentage of shares of the same class as they held in Inspyr immediately prior to the Effective Time. The Reorganization is intended to be a tax-free transaction for U.S. federal income tax purposes for Inspyr stockholders.

The Reorganization has been conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company without a vote of the stockholders of the constituent corporation. The conversion of stock occurred automatically without an exchange of stock certificates. In addition, at the Effective Time:

●	Each outstanding and unexpired option to purchase Inspyr Common Stock automatically converted into one share of Rebus Holdings Common Stock;

●	Each outstanding warrant to purchase Inspyr Common Stock (“Inspyr Warrant”), whether or not vested, automatically converted into and become a warrant to purchase Rebus Holdings Common Stock (“Rebus Warrant”) and Rebus Holdings assumed each Inspyr Warrant in accordance with the terms of each Inspyr Warrant, and such Rebus Warrant has the same number of shares, the same exercise price (subject to adjustments), the same restrictions on exercise, and any other provisions contained in the Inspyr Warrants; and

●	Each outstanding convertible debt instrument of Inspyr Therapeutics, including but not limited to, promissory notes or debentures that are convertible into Inspyr Common Stock (“Inspyr Convertible Notes”) automatically converted into, assumed, and became the convertible debt instruments of Rebus Holdings (“Rebus Convertible Notes”).

As a result of the Reorganization, Rebus Holdings became the successor issuer to Inspyr Therapeutics pursuant to Rule 12g-3(a) of the Exchange Act, and as a result, shares of Rebus Holdings Common Stock are deemed registered under Section 12(g) of the Exchange Act as the Common Stock of the successor issuer.

Reverse Stock Split

The 1-for-75 Reverse Stock Split became effective with the Secretary of State of Delaware as of 4:59 p.m. Eastern Time on October 5, 2021, and the Company began trading on a post Reverse Stock Split basis at the market open on October 12, 2021. As a result of the Reverse Stock Split, each of the holders of the Company’s Common Stock received one (1) new share of Common Stock for every seventy-five (75) shares such shareholder held immediately prior. The Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. All share and per share data has been retroactively restated in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the Reverse Stock Split.

As a result, effective on October 12, 2021 (and just prior to the completion of the Reorganization), each of the holders of Inspyr Common Stock received one (1) new share of Inspyr Common Stock for every seventy-five (75) shares such shareholder held immediately prior to the Reverse Split Effective Time. The Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have otherwise resulted from the Reverse Stock Split will be rounded up to the next whole number of shares.

As a result of the Reverse Stock Split, the number of issued and outstanding shares of Common Stock was adjusted from 772,902,289 shares to 10,309,212 shares. Additionally, pursuant to the terms of their Certificates of Designation, each Series of Inspyr preferred stock had the conversion price at which shares of such applicable preferred stock may be converted into shares of Inspyr Common Stock proportionately adjusted to reflect the Reverse Stock Split. Additionally, all outstanding options, warrants and convertible debt of Inspyr were adjusted proportionately pursuant to the Reverse Stock Split.

As a result of the Reorganization, each shareholder received such number of shares of Rebus Holdings Common Stock and Rebus Holdings Preferred Stock as the shareholder would have held of Inspyr immediately following the Reverse Stock Split.

Post Reverse Stock Split and Reorganization Information

The Company began trading on post Reverse Stock Split and Reorganization basis on the Pink Sheets of the OTC Markets Group on October 12, 2021 under the same symbol NSPX. In twenty (20) trading days from October 12, 2021, the Company will begin trading under the symbol RBSH ..

The officers and members of the Board of Inspyr became the officers and members of the board of directors of the Rebus Holdings.

Pursuant to the Reorganization, Rebus Holdings has, on a consolidated basis, the same assets, businesses, and operations as Inspyr Therapeutics had immediately prior to the Reorganization.

Issuance of Common Stock upon Conversion of Debentures

The Company issued 729,333 shares of Common Stock pursuant to the conversion of $87,520 of our outstanding debentures.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company overview – Discussion of our business plan and strategy in order to provide context for the reminder of the MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and nine month periods ended September 30, 2021 to the comparable period of 2020.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

Company Overview

Business

Rebus Holdings, Inc. (fka Inspyr Therapeutics, Inc.) is a pharmaceutical company focused on the research and development of novel targeted precision therapeutics for the treatment of cancer. Our approach utilizes our proprietary delivery technology to better enhance immuno-modulation for improved therapeutic outcomes. Our potential first-in-class immune-oncology lead asset, RT-AR001, an adenosine A2B receptor antagonist, is differentiated by its intratumoral delivery of nano- or microparticle formulations that allows for better tumor infiltration. The adenosine A2 Receptor is one of many T-cell surface immune checkpoint proteins. Our patented portfolio of adenosine receptor antagonists provides flexibility to optimize treatment based on the specific adenosine targets found in each type of cancer.

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

Rebus Holdings / Ridgeway Licensing Agreement

Pursuant to our recent termination of license with Ridgeway Therapeutics, Inc., a Delaware Corporation, we reacquired the rights to certain intellectual property, discussed above, and are currently focusing on a pipeline of small molecule adenosine receptor modulators. In October 2020, pursuant to the cancellation of a license agreement whereby we previously licensed US Patent 9,593,118, we reacquired the exclusive right to such patent that covers both A2B and dual A2A/A2B antagonists. Accordingly, going forward our major focus will be to: (i) further characterization of the anti-cancer activity of our unique pipeline delivery platform containing A2B and dual A2A/A2B antagonists, leading to selection of a clinical candidate or candidates for an Investigative New Drug or IND enabling studies; and (ii) licensing and/or partnering our delivery platform and the A2B and dual A2A/A2B antagonists for further development.

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

Recent Developments

●	Effective October 12, 2021, we (i) completed a 1-for-75 Reverse Stock Split and (ii) a holding company reorganization whereby we changed our name to Rebus Holdings, Inc.

●	On August 16, 2021, we appointed Raul Silvestre, Esq. as (i) our interim chief executive officer and principal accounting officer and (ii) as a member of the Board of Directors.

●	On June 18, 2021, we completed the private placement of $600,000 of non-interest bearing senior convertible debentures in exchange for $500,000 in cash and the cancellation of $100,000 in obligations.

●	On January 12, 2021, we completed the private placement of $500,000 of non-interest bearing senior convertible debentures.

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. We have not received FDA approval to market, distribute or sell any products. We have recently begun working on developing IND approved studies for our adenosine receptor technology platform.

Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of September 30, 2021, we had an accumulated deficit of approximately $64.3 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash balances at September 30, 2021 were approximately $995,000 representing 100% of total assets. In January 2021, we completed a private placement of $500,000 in cash of our debt securities and in June 2021 we completed an additional private placement of $500,000 in cash of our debt securities. Based on our current expected level of operating expenditures and current cash balance as of the date of this report, we expect to be able to fund our operations into the second quarter of 2022. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the nine months ended September 30, 2021 that are of significance or potential significance to the Company.

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

Result of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended September 30, 2021 and 2020, and we do not anticipate generating any revenues during 2021. Net income for the three months ending September 30, 2021 was approximately $6.1 million and net income for the three months ended September 30, 2020 was approximately $2.1 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.2 million and $0.1 million during the three months ended September 30, 2021 and 2020, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended September 30		Change in 2021 versus 2020
	2021	2020	$	%
	(amount in thousands)
Operating Expenses
Research and development	$97	$11	$86	782%
General and administrative	118	126	(8)	6%
Total operating expenses	$215	$137	$78	57%

Research and Development Expenses

Research and development expenses totaled approximately $0.1 million and $0.01 million for the three months ended September 30, 2021 and 2020, respectively.

Our current research and development expenses currently consist primarily of consulting fees and development expense related to development of the adenosine A2R antagonists and preparation for an IND filing.

General and Administrative

General and administrative expenses totaled approximately $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of approximately $0.01 million, or 6%, for the three months ended September 30, 2021 compared to the same period in 2020, was primarily due to decreased director compensation.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $6.3 million of income and $2.2 million of income for the three months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Change in 2021 Versus 2020
	2021	2020	$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$6,660	$2,024	$4,636	229%
Gain (loss) on conversion of debt	(48)	240	(288)	120%
Interest (expense), net	(272)	(21)	(251)	1,195%
Total other (expense)	$6,340	$2,243	$4,097	183%

Gain (loss) on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized gain of $6.7 million and $2.0 million during the three months ended September 30, 2021 and 2020, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, October 2020, January 2021 and June 2021, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a loss on conversion of debentures of approximately $0.05 million during the three months ended September 30, 2021, with gain of approximately $0.2 million during the three months ended September 30, 2020. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.3 million in the three months ended September 30, 2021 compared to expense of $0.02 million for the three months ended September 30, 2020. The increase of $0.3 million was attributable an increase in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the nine months ended September 30, 2021 and 2020, and we do not anticipate generating any revenues during 2021. Net income for the nine months ended September 30, 2021 was approximately $2.6 million and net income for the nine months ended September 30, 2020 was approximately $0.2 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.6 million and $0.4 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in operating expenses is the result of the following factors.

	Nine months ended September 30		Change in 2021 versus 2020
	2021	2020	$	%
	(amount in thousands)
Operating Expenses
Research and development	$190	$33	$157	476%
General and administrative	371	344	27	8%
Total operating expenses	$561	$377	$184	49%

Research and Development Expenses

Research and development expenses totaled approximately $0.2 million and $0.03 million for the nine months ended September 30, 2021 and 2020, respectively.

Our current research and development expenses currently consist primarily of consulting fees and development expense related to development of the adenosine A2R antagonists and preparation for an IND filing.

General and Administrative

General and administrative expenses totaled approximately $0.4 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of approximately $0.03 million, or 8%, for the nine months ended September 30, 2021 compared to the same period in 2020, was primarily due to increased professional fees partially offset by a reduction in director compensation.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $3.2 million and $0.6 million of income for the nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended September 30,		Change in 2021 Versus 2020
	2021	2020	$	%
	(amount in thousands)
Loss on change in fair value of derivative liability	$3,001	$353	$2,648	750%
Gain on conversion of debt	1,130	398	732	184%
Interest (expense), net	(924)	(169)	(755)	447%
Total other (expense)	$3,207	$582	$2,625	451%

Gain (loss) on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized income of $3.0 million and $0.4 million during the nine months ended September 30, 2021 and 2020, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019, March 2020, October 2020, January 2021 and June 2021, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debentures of approximately $1.1 million during the nine months ended September 30, 2021, compared to a gain of $0.4 million during the nine months ended September 30, 2020. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.9 million in the nine months ended September 30, 2021 compared to expense of $0.2 million for the nine months ended September 30, 2020. The increase of $0.8 million was attributable an increase in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $64.3 million as of September 30, 2021 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of approximately $39.1 million. Cash at September 30, 2021 was approximately $995,000.

Our auditors’ report on our December 31, 2020 financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into second quarter of 2022. This assumes that we spend minimally on general operations and only continue conducting our ongoing pre-clinical studies, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Nine months ended September 30,		Change in 2021 versus 2020
	2021	2020	$	%
	(amount in thousands)
Cash at beginning of period	$404	$23	$381	1,657%
Net cash used in operating activities	(409)	(245)	(164)	67%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	1,000	255	745	292%
Cash and restricted cash at end of period	$995	$33	$962	2,915%

Cash totaled approximately $1.0 million and $0.03 million as of September 30, 2021 and 2020, respectively. The increase of approximately $1.0 million at September 30, 2021 compared to the same period in 2020 was primarily attributable to cash available from current and prior year private placements offset by an increase in cash used in operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.4 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. Cash used for operations increased by approximately $0.2 million, or 67%, during the nine months ended September 30, 2021, compared to the same period in 2020. The increase in cash used was primarily attributable to an increase in our net loss (after adjusting for noncash items) of approximately $0.2 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the nine months ended September 30, 2021 and 2020.

Net Cash Provided by Financing Activities

There was $1,000,000 cash provided by financing activities for the nine months ended September 30, 2021, compared to $255,000 cash provided by financing activities for the nine months ended September 30, 2020. In 2021, we received proceeds of $1,000,000 from the sale of convertible debentures and in 2020 we received proceeds of $250,000 from the sale of convertible debentures and $5,000 from the sale of preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our current interim principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2021. Based on that evaluation, management has concluded that due to limited resources and lack of fulltime employees, our internal control over financial reporting was ineffective as of September 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and lack of employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending September 30, 2021 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If we do not raise sufficient capital, we may lose rights to certain intellectual property which is the basis of our lead product candidates.

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

From inception through September 30, 2021, we have raised approximately $39.1 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $64.3 million. Our net losses for the two most recent fiscal years ended December 31, 2020 and 2019 were $6,295,000 and $934,000, respectively. Our increase in net losses is primarily the result of a loss from the change in fair value of our derivative instruments and the cost attributable to the termination of our license with Ridgeway Therapeutic, Inc., partially offset by an increase in gains from conversion of debt and a decrease in interest expense. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues, nor do we expect to for the foreseeable future. We are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We are authorized under our certificate of incorporation to issue up to 1,000,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of October 31, 2021, we have issued and outstanding 10,309,212 shares of common stock. We have also issued 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue 989,690,788 shares of common stock, and 29,981,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of October 31, 2021, we had 1,000,000,000 shares of common stock authorized and 10,309,212 shares outstanding, 1,853 shares of Series A 0% Convertible Preferred Stock issued and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock issued and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock issued and outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock issued and outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock issued and outstanding. We additionally have issued an aggregate of $5,591,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $810,072 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, Series D 0% Convertible Preferred, Series E 0% convertible Preferred, and Series F 0% Convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of October 31, 2021, we were obligated to reserve for issuance (i) 5 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 189,334 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 678 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 18 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 222 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) an indeterminate number of shares of common stock issuable upon the conversion of 8,000 shares of Series F 0% Convertible Preferred Stock (such amount will equal 80% of the common stock post conversion), (vii) 102 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $5,032.78 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (viii) 9,202,880 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes and warrants, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

The market for our common stock has historically been illiquid and our investors may be unable to sell their shares.

Our common stock has historically traded with limited volume on the pink sheets of the OTC Markets Group. Accordingly, although there has been an increased public market for our common stock, it is still relatively illiquid compared to that of a seasoned issuer. Prior to making an investment in our securities, you should consider the historically limited market for our common stock. No assurances can be given that the trading volume of our common stock will increase or remain the same.

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

The number of brokerage firms depositing and transacting trades for penny stock companies is very limited.

Currently, our Common Stock is traded on the OTC Markets Pink Tier. Many traditional brokerage firms and on-line brokerages refuse to accept for deposit and trade any penny stocks generally. For those that do, the time, effort and costs associated with depositing common stock in companies such as ours which has recently had sub-penny bid and ask are onerous, time consuming and costly. This may present material concerns and obstacles to those persons beneficially owning our common stock in certificate or book entry form, and wish to deposit same into a brokerage account.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Securities

The following information is given with regard to unregistered securities sold since January 1, 2021 and including through the date of filing this Periodic Report. The unregistered securities were issued pursuant to Section 4(2) of the Securities Act:

●	Between January 1, 2021 and March 15, 2021, debenture holders converted an aggregate of $1,964,500 into 4,248,864 shares of common stock at per share conversion prices ranging from $0.3375 to $0.5475.

●	On January 12, 2021 we issued an aggregate of $500,000 in senior convertible debentures (“January 2021 Debentures”) to certain accredited investors for cash. The January 2021 Debentures mature on January 12, 2022. The conversion price of the January 2021 Debentures is equal to the lesser of (i) $24.75 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. As of the date of this report, all of January 2021 Debentures have been converted into common stock of the Company.

●	Between March 16, 2021 and June 30, 2021, debenture holders converted an aggregate of $191,068 into 378,167 shares of common stock at per share conversion prices ranging from $0.3975 to $0.7275.

●	On June 18, 2021, we issued an aggregate of $600,000 in senior convertible debentures (“June 2021 Debentures”) to certain accredited investors for $500,000 cash and $100,000 in cancellation of obligations. The June 2021 Debentures have the same terms as the January 2021 Debentures and mature on June 18, 2022.

●	Between July 1, 2021 and August 2, 2021, debenture holders converted an aggregate of $58,000 into 133,333 shares of common stock at per share conversion prices ranging from $0.315 to $0.3375.

●	Between August 3, 2021 and September 30, 2021, debenture holders converted an aggregate of $354,480 into 2,340,667 shares of common stock at per share conversion prices ranging from $0.12 to $0.37.

●	Between October 1, 2021 and October 31, 2021, debenture holders converted an aggregate of $87,520 into 729,333 shares of common stock at a per share conversion price of $0.12.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 11, 2021, the Company amended its bylaws to change the name from Inspyr Therapeutics, Inc. to Rebus Holdings, Inc. No other changes were made to the bylaws.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned hereunto duly authorized.

REBUS HOLDINGS, INC.

Date: November 12, 2021	/s/ Raul Silvestre
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.01	Form of agreement and Plan of Merger among Inspyr Therapeutics, Inc., Rebus Holdings, Inc., and Rebus Sub, Inc. dated September 28, 2021.		8-K	2.01	000-55331	10/4/21

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(i)	Amended and Restated Certificate of Incorporation, effective September 30, 2019		8-K	3.01(i)	000-55331	9/30/19

3.05(i)	Amended and Restated Certificate of Incorporation, effective June 26, 2020		8-K	3.01(i)	000-55331	6/29/20

3.06(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.09(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.10(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

3.11(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E 0% Convertible Preferred Stock		10-K	3.10(i)	000-55331	5/14/20

3.12(i)	Certificate of Designation of Preferences, Rights and Limitations of Series F 0% Convertible Preferred Stock		8-K	3.01(i)	000-55331	10/8/20

3.13(i)	Amended and Restated Certificate of Incorporation Effective November 27, 2020		8-K	3.01(i)	000-55331	11/27/20

3.14(i)	Amended and Restated Certificate of Incorporation of Inspyr Therapeutics, Inc. effecting 1-for-75 Reverse Stock Split		8-K	3.01(i)	000-55331	10/4/21

3.15(i)	Certificate of Merger between Inspyr Therapeutics, Inc. and Rebus Sub, Inc.		8-K	3.02(i)	000-55331	10/4/21

3.16(ii)	Rebus Holdings Bylaws dated November 11, 2021	*

4.01	Specimen of Common Stock Certificate		S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate		8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate		8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate		8-K	4.01	000-55331	3/20/17

4.05	Form of Series A, B and C Common Stock Purchase Warrant for May 2014 Registered Offering		S-1/A	4.34	333-194687	5/22/14

4.06	Form of Consultant Common Stock Purchase Warrant issued February, August 2014, January 2015 and May 2015	10-Q	4.38	333-153829	8/8/14

4.07	Form of Securities Purchase Agreement for July 2015 Private Placement	8-K	10.01	000-55331	7/6/15

4.08	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.09	Form of Securities Purchase Agreement for December 2015 Private Placement	8-K	10.01	000-55331	12/23/15

4.10	Form of Registration Rights Agreement for December 2015 Private Placement	8-K	10.02	000-55331	12/23/15

4.11	Form of Series F and Series G Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.03	000-55331	12/23/15

4.12	Form of Series H and I Common Stock Purchase Warrants for December 2015 Private Placement	8-K	10.05	000-55331	12/23/15

4.13	Form of Amendment Agreement from December 2015 Private Placement	8-K	10.04	000-55331	12/23/15

4.14	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.15	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.16	Form of Common Stock Purchase Warrant issued to 3rd party pursuant to Mr. Lowe’s Employment Agreement	S-1	4.41	333-215561	1/13/17

4.17	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.18	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.19	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

4.20	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

4.21	Form of Series E Preferred Stock Certificate	10-K	4.36	000-55331	5/14/20

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02**	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.03**	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.01	000-55331	8/10/16

10.04	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals	8-K	10.01	000-55331	8/03/17

10.05	Form of Share Escrow Agreement pursuant to Lewis & Clark Share Exchange Transaction	8-K	10.02	000-55331	8/03/17

10.06	Form of Exchange Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.07	Form of Senior Convertible Debenture due 9/12/18 issued pursuant to Exchange Agreement	8-K	10.02	000-55331	9/12/17

10.08	Form of Securities Purchase Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.09	Form of Senior Convertible Debenture due 9/12/17 issued pursuant to Securities Purchase Agreement	8-K	10.02	000-55331	9/12/17

10.10	Form of Securities Purchase Agreement for July 2018 Private Placement	8-K	10.01	000-55331	7/3/18

10.11	Form of Debenture for July 2018 Private Placement	8-K	10.02	000-55331	7/3/18

10.12	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering	10-K	10.23	000-55331	4/26/19

10.13	Form of Debenture for March 2020 Private Placement	8-K	10.01	000-55331	3/6/20

10.14	Form of Securities Purchase Agreement for May 2020 Preferred Stock Offering	10-K	10.25	000-55331	5/14/20

10.15	Termination of Licensing Agreement with Ridgeway Therapeutics, Inc. dated October 5, 2020	8-K	10.01	000-55331	10/8/20

10.16	Form of Debenture for October 2020 Private Placement		8-K	10.01	000-55331	10/29/20

10.17	Conversion Price Adjustment Agreement with Sabby Entities dated November 25, 2020		8-K	10.01	000-55331	11/27/20

10.18	Form of Convertible Debenture for January 2021 Private Placement		8-K	10.01	000-55331	1/12/21

10.19	Form of Convertible Debenture for June 2021 Private Placement		8-K	10.01	000-55331	6/21/21

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

