Form 10-K
period 2021-12-31
Rebus Holdings, Inc.
filed 2022-03-31
CIK 1421204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 000-55331

REBUS HOLDINGS INC.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,675,301 based on a closing price of $0.5175 per share on such date after applying 1-for-75 reverse stock split effective October 12, 2021). As of June 30, 2021, there were approximately 7,102,031 shares of the registrant’s common stock outstanding (after applying 1-for-75 reverse stock split effective October 12, 2021).

As of March 1, 2022, the issuer had 32,132,907 common shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

REBUS HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

i

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Rebus Holdings, Inc.” and “Registrant” refer to Rebus Holdings, Inc.(formerly known as Inspyr Therapeutics, Inc.) Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $0.0001 par value Series C preferred stock, our $.0.0001 par value Series D preferred stock, our $0.0001 par value Series E Preferred Stock, and our $0.0001 par value Series F Preferred Stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:75 reverse stock split that became effective on October 12, 2021, as if it had taken place as of the beginning of the earliest period presented.

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

Overview

Rebus Holdings, Inc. (fka Inspyr Therapeutics, Inc.) is a pharmaceutical company focused on the research and development of novel targeted precision therapeutics for the treatment of cancer. Our approach utilizes our proprietary delivery technology to better enhance immuno-modulation for improved therapeutic outcomes. Our potential first-in-class immune-oncology lead asset, RT-AR001, an adenosine A2A receptor antagonist, is differentiated by its intratumoral delivery of nano- or microparticle formulations that allows for better tumor infiltration. The adenosine A2 Receptor is one of many T-cell surface immune checkpoint proteins. Our patented portfolio of adenosine receptor antagonists provides flexibility to optimize treatment based on the specific adenosine targets found in each type of cancer.

Adenosine Receptor Modulators

The adenosine receptor modulators include A2A, A2B and dual A2A/A2B antagonists, that have broad development applicability including indications within immuno-oncology. Very high concentrations of adenosine are produced in the tumor microenvironment which prevents the host’s own immune cells from attacking the tumor. Adenosine receptor antagonists as single-agents and in combination with other existing immuno-oncology agents may overcome this immunosuppression and boost the host immune response leading to enhanced anti-tumor activity as well as inhibition of metastasis. Preclinical data has shown the direct effects with our drug candidates on certain types of cancer cells.

We have recently completed the manufacture of our novel platform delivery system of nano- or microparticle formulations that will be used in animal models that are anticipated to begin in the second quarter of 2022.

While we believe that the data from our nonclinical studies appear encouraging, the outcome of our ongoing or future studies may ultimately be unsuccessful.

We have manufactured sufficient amounts of nano- or microparticle formulations, to take us through the IND and initial clinical studies.

Rebus Holdings/ Ridgeway Licensing Agreement

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

Our ability to execute the business plan is contingent upon our ability to raise the necessary funds. During March 2020, we sold $250,000 of debt securities for cash, in October 2020, we sold $500,000 of debt securities for cash, in January 2021, we sold $500,000 of debt securities for cash, and in June 2021, we sold $600,000 of debt securities for $500,000 in cash and $100,000 in cancellation of outstanding obligations. We are currently using such funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, legal fees, and to retain consultants and other personnel in preparation for an Investigational New Drug Application (“IND”) filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

Pre-Revenue

We are a pre-revenue, early-stage company that has not achieved profitability, and has no product revenues. Additionally, we have no approved products for sale.

Going Concern

Our auditors’ report on our December 31, 2021 consolidated financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Notwithstanding our financings in (i) March 2020 where we raised $250,000, (ii) October 2020 where we raised $500,000, (iii) January 2021 where we raised $500,000, and (iv) June 2021 where we raised $500,000, our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2022. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

Recent Developments

●	Effective October 12, 2021, we (i) completed a 1-for-75 Reverse Stock Split and (ii) a holding company reorganization whereby we changed our name to Rebus Holdings, Inc.

●	On August 16, 2021, we appointed Raul Silvestre, Esq. as (i) our interim chief executive officer and principal accounting officer and (ii) a member of the Board of Directors.

●	On June 18, 2021, we completed the private placement of $600,000 of non-interest bearing senior convertible debentures consisting of (i) $500,000 purchased in cash and (ii) $100,000 purchased pursuant to the cancellation of outstanding obligations.

●	On January 12, 2021, we completed the private placement of $500,000 of non-interest bearing senior convertible debentures

●	On October 23, 2020, we completed the private placement of $600,000 of non-interest bearing senior convertible debentures in exchange for $500,000 in cash and the cancellation of $100,000 in obligations.

●	On October 6, 2020, our stockholders approved an increase in our authorized shares of Common Stock from one hundred fifty million (150,000,000) to one billion (1,000,000,000) shares, as well as authorizing a reverse stock split of our Common Stock at the discretion of the Board of not less than 1-for-2 and not greater than 1-for-200 at any time prior to October 5, 2021.

●	On October 5, 2020, in exchange for the issuance of (i) 866,667 shares of Common Stock and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock, we entered into an agreement to terminate an outstanding license agreement with Ridgeway Therapeutics, Inc. whereby we had previously licensed certain immune-oncology delivery technologies for the treatment of cancer to Ridgeway Therapeutics (“License Termination”). As a result of the License Termination, the Company announced on October 8, 2020, that it would be refocusing its efforts on a novel-immuno-oncology delivery technology targeting adenosine receptor antagonists for the treatment of cancer.

●	On March 6, 2020, we completed the private placement of $250,000 of non-interest bearing senior convertible debentures.

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

As such, our portfolio of adenosine receptor antagonists has broad applicability as potential immuno-oncology (IO) therapeutic agents in multiple solid tumor types both as a potential single agent and in combination with other IO agents, in addition to traditional cytotoxic chemotherapy. We are actively seeking licensing opportunities and/or partners to further develop our unique platform delivery system of A2A, A2B and dual A2A/A2B receptor antagonists. Our current product development plan for adenosine receptor antagonists contemplates the following major initiatives, subject to the Company receiving sufficient funds:

●	Continue development of anti-cancer agents with partner company, Ridgeway Therapeutics, Inc.

●	Further characterization of our platform delivery system and existing agents in preclinical studies, and towards an investigational new drug (IND) application.

●	Support ongoing licensing / partnership activities.

Pre-IND and IND

The Company is currently pursuing an IND filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors, and is preparing its pre-IND application, for its lead asset, RT-AR001, an adenosine A2A receptor antagonist.

Between September 2021 and February 2022, our CMO manufactured to GMP standards; both our adenosine A2A receptor antagonist as well as the nano- or microparticle formulation for intratumoral delivery known as RT-AR001. We have sufficient material to take us through the IND and initial clinical studies.

We have completed in-vitro testing of our adenosine A2A receptor antagonist and will begin in-vivo animal testing with RT-AR001 in Q2 2022. The Company plans to provide a further update on RT-AR001’s clinical development in the second half of 2022.

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

The intellectual property underlying our technology is covered by certain patents and patent applications previously owned by Lewis and Clark Pharmaceuticals, Inc. (“LNC”) and now fully owned by the Company. All of the LNC intellectual property has been assigned to the Company. We solely own all of our patents and patent applications for adenosine receptor modulators, which include three patent estates, one for A2A agonists (LNC-001), the second for A2B antagonists (LNC-002), and the third for dual A2A/A2B antagonists (LNC-003). Ownership of these patent estates came from our purchase (in exchange for 7,122,172 shares of our common stock) of Lewis and Clark Pharmaceuticals, Inc. (LNC) on July 31, 2017. The purchase of LNC also included all know-how, pre-clinical data, and development data that relate to and form the basis of our technology. Under the purchase agreement, we are sole owners of the technology and patent estates and are not required to make any other future payments, including fees or other reimbursements, milestones, or royalties, to LNC.

FILE #	COUNTRY	STATUS	APPLICATION #	DATE FILED	PATENT #	GRANT DATE
LNC-001-US	United States of America	Issued	13/956,111	Jul 31, 2013	9067963	Jun 30, 2015
LNC-001-US-CNT1	United States of America	Issued	14/752,861	Jun 27, 2015	9822141	Nov 21, 2017
LNC-002-AU	Australia	Issued	2016246068	Apr 8, 2016	2016246068	10-Dec-20
LNC-002-BE	Belgium	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-BR	Brazil	Pending	BR 11 2017 021386-9	Apr 8, 2016
LNC-002-CH	Switzerland	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-CN	China	Issued	201680026835.1	Apr 8, 2016	ZL 20160026835	Jan 8, 2021
LNC-002-CZ	Czech Republic	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-DE	Germany	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-DK	Denmark	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-EA	Eurasian Patent Office	Issued	201792156	Apr 8, 2016	36954	Jan 19, 2021
LNC-002-EP	European Patent Office	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-ES	Spain	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-FR	France	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-GB	United Kingdom	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-IE	Ireland	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-IL	Israel	Issued	254902	Apr 8, 2016	254902	Sep 1, 2021
LNC-002-IN	India	Issued	201727039305	Apr 8, 2016	375108	Aug 23, 2021
LNC-002-IT	Italy	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-JP	Japan	Issued	2018-504080	Apr 8, 2016	6738405	Jul 21, 2020
LNC-002-KR	Republic of Korea	Pending	10-2017-7031978	Apr 8, 2016
LNC-002-MX	Mexico	Issued	MX/a2017/012783	Apr 8, 2016	380672	Mar 17, 2021
LNC-002-NL	Netherlands	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-NZ	New Zealand	Pending	736705	Apr 8, 2016
LNC-002-PL	Poland	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-PT	Portugal	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-SE	Sweden	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-SG	Singapore	Issued	11201707753X	Apr 8, 2016	11201707753X	Dec 31, 2021
LNC-002-TR	Turkey	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-US	United States of America	Issued	15/094,903	Apr 8, 2016	9593118	Mar 14, 2017
LNC-002-ZA	South Africa	Issued	2017/07248	Apr 8, 2016	201707248	Oct 31, 2018
LNC-003-PCT	PCT	Pending	PCT/US21/15087	Jan 26, 2021

When appropriate, we will continue to seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe will provide us with a competitive advantage. We will accomplish this by filing and maintaining patent applications for discoveries we make, either alone or in collaboration with scientific collaborators and strategic partners. Typically, we plan to file patent applications in the United States and, for LNC-003-PCT, worldwide. In addition, we plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development, and commercialization initiatives and our strategic business interest.

Development Strategy

We anticipate that under the planning and direction of key personnel, to outsource all our nonclinical development and manufacturing, and the majority of our clinical development activities to contract research organizations (CROs) and contract manufacturing organizations (CMOs). Our contract CROs and CMOs are required to comply with federal, state and United States Food and Drug Administration or FDA regulations including Good Manufacturing Practices (cGMP), Good Clinical Practices (GCP), and Good Lab Practices (GLP).

We intend to conduct further in-vivo characterization and testing of our A2A antagonist and RT-AR001 to select a candidate for clinical trials in an oncology indication. This oncology work is expected to be run in conjunction with and oversight from Ridgeway Therapeutics, Inc. for the selection of an anti-cancer agent.

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

Our intellectual property estate, shown above, has twenty-eight (28) issued patents in twenty-five (25) different jurisdictions and four (4) currently pending applications. With appropriate funding and upon further research into our dual A2A/A2B antagonists, we intend to file regular US and foreign applications to enable worldwide protection of these antagonists.

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

Between September 2021 and February 2022, our CMO manufactured to GMP standards, both our adenosine A2A receptor antagonist as well as the nano- or microparticle formulation for intratumoral delivery known as RT-AR001. We have sufficient material to take us through the IND and initial clinical studies.

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

Employees

As of March 1, 2022, we employed only Mr. Silvestre, on a part time basis, as our interim chief executive officer who is our only employee. In addition, we contract with a limited number of consultants to assist in activities related to our operations.

Corporate History

We were incorporated in the State of Delaware in November 2003. In August of 2016, we changed our name from GenSpera, Inc. to Inspyr Therapeutics, Inc. In October 2021, we completed a holding company reorganization structure, changing our name to Rebus Holdings, Inc. Our principal office is located in Westlake Village, California. Since our inception, we have invested a substantial portion of our efforts and financial resources in the development of mipsagargin (G-202). In July of 2017, we acquired Lewis and Clark Pharmaceuticals and licensed certain assets to Ridgeway Therapeutics for further development. Upon the termination of such license in October 2020, we resumed operations focusing our efforts on our Adenosine Receptor Modulators. On October 12, 2021, we completed a 1:75 reverse stock split of our common stock. We have generated no revenues from the sale of our product candidates and have experienced substantial net operating losses.

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

REBUS HOLDINGS, INC.

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

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating us, our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time. In these circumstances, the market price of our common stock could decline, and you could lose your entire investment

Risks Related to our Financial Position, Need to Raise Additional Capital, and Series F Preferred Stock

We were forced to curtail our operations due to a lack of operating capital and we will not be able to continue as a going concern if we do not obtain additional financing.

Since our inception, we have funded our operations through the sale of our securities. Our cash balances at December 31, 2021 and 2020 were approximately $711,000 and $404,000, respectively. Despite raising $1,000,000 in gross proceeds through the sale of convertible debentures consisting of (i) $500,000 in January 2021 and (ii) $500,000 (for cash) in June 2021, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2021 consolidated financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2022. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

If we do not raise sufficient capital, we may lose rights to certain intellectual property which is the basis of our lead product candidates.

In October 2020, pursuant to the cancellation of a license agreement, we reacquired the rights to US Patent 9,593,118, which covers both A2B and dual A2A/A2B antagonists. The intellectual property contained in US Patent 9,593,118 is the basis of our lead product candidates. As a condition to the cancelation of the license, we are required to raise an aggregate of $5 million prior to October of 2023. If we are unable to raise such capital, the license cancelation will be revoked, and the license will be reinstated in exchange for the return of the common shares and Series F Preferred Stock. In such event, we will lose all rights to the technology which forms the basis of our lead product candidate which will have a material adverse effect on our business and prospects.

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

From inception through December 31, 2021, we have raised approximately $39.1 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $64.3 million. We recognized $2,698,000 of income for the year ended December 31, 2021 (resulting from net noncash income of $3,720,000 related to our convertible notes payable and related derivatives). Our net loss for the fiscal year ended December 31, 2020 was $6,295,000. Our decrease in net loss is primarily the result of a gain from the change in fair value of our derivative instruments, an increase in gains from conversion of debt and a decrease in the cost attributable to the termination of our license with Ridgeway Therapeutic, Inc., partially offset by an increase in research and development activities and an increase in interest expense. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We are authorized under our certificate of incorporation to issue up to 1,000,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of March 1, 2022, we have issued and outstanding 32,132,907 shares of common stock. We have also authorized 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue 967,867,093 shares of common stock, and 29,981,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

It is likely that we will issue a large number of additional securities to raise capital in order to further our business plans. It is also likely that we will issue a large number of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. Any issuances could be made at a price that reflects a discount to, or a premium from, the then-current market price of our common stock. These issuances would dilute the percentage ownership interest of our current shareholders, which would have the effect of reducing your influence on matters on which our stockholders vote, and might dilute the net tangible book value per share of our common stock.

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

As of March 1, 2022, we had 1,000,000,000 shares of common stock authorized and 32,132,907 shares outstanding, 1,853 shares of Series A 0% Convertible Preferred Stock authorized and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock authorized and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock authorized and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock authorized and outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock authorized and outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock authorized and outstanding. We additionally have issued an aggregate of $5,591,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $310,072 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, Series D 0% Convertible Preferred, Series E 0% convertible Preferred, and Series F 0% Convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of March 1, 2022, we were obligated to reserve for issuance (i) 5 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 189,334 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 678 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 18 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 222 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) an indeterminate number of shares of common stock issuable upon the conversion of 8,000 shares of Series F 0% Convertible Preferred Stock (such amount will equal 80% of the common stock post conversion), (vii) 45 shares of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $11,567.93 per share, including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering, December 2016 offering and March 2017 offering, (viii) 38,394,641 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes and warrants, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

The market for our common stock has historically been illiquid and our investors may be unable to sell their shares.

Our common stock has historically traded with limited volume on the pink sheets of the OTC Markets Group Inc. Accordingly, although there has been an increased public market for our common stock, it is still has historically been relatively illiquid compared to that of a seasoned issuer. Prior to making an investment in our securities, you should consider the historically limited market for our common stock. No assurances can be given that the trading volume of our common stock will increase or remain the same.

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

Market Information

Our common shares are quoted on the pink sheets of the OCT Markets under the symbol RBSH. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 1, 2022, we had approximately 168 record holders of our common stock.

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

Equity Compensation Plan Information

See information contained in Part III, Item 12 of this Annual Report filed on Form 10-K.

Equity Compensation Plans Not Approved by Security Holders

See information contained in Part III, Item 12 of this Annual Report filed on Form 10-K.

Item 15. Recent Sales of Unregistered Securities.

The following information is given with regard to unregistered securities sold during the preceding three years including the dates and amounts of securities sold, the persons or class of persons to whom we sold the securities, the consideration received in connection with such sales and, if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received. The descriptions contained below are a summary and qualified by the agreements, if applicable, included as Exhibits to this Annual Report. The following securities were issued in private offerings pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act and the rules promulgated thereunder. All share amounts and prices reflect the 1-for-75 reverse stock split that was effective October 12, 2021 and include adjustment for any prior reverse stock splits that may have occurred subsequent the issuances described hereunder.

●	During January 2019, we issued 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000. The Series D Convertible Preferred Stock is convertible into common stock at a conversion price of $281.25 per share.

●	Between January 1, 2019 and March 31, 2019, Debenture holders converted an aggregate of $204,221 into approximately 1,163 shares of common stock at per share conversion prices ranging from $118.125 to $258.75.

●	In July 2019, we issued an aggregate of $154,000 in senior convertible debentures (“July 2019 Debentures”) to certain accredited investors in exchange for the extending the maturity dates of all of our existing debentures until September 30, 2019, and waiving certain potential defaults related to registration rights related to shares underlying such debentures. The July 2019 Debentures, as amended had materially the same terms as the March 2020 Debentures described below. As of the date hereof, they have been fully converted into common stock.

●	On October 1, 2019, we issued an aggregate of $96,000 in senior convertible debentures (“October 2019 Debentures”) to certain accredited investors in exchange for the extending the maturity dates of all of our existing debentures until March 31, 2019. The October 2019 Debentures, as amended had materially the same terms as the March 2020 Debentures described below. As of the date hereof, they have been fully converted into common stock.

●	In November 2019, in exchange for the payment of a payable, we issued an aggregate of approximately $26,000 in senior convertible debentures to an accredited investor. The terms of these debentures, as amended, are materially the same as the March 2020 Debentures described below. As of the date hereof, they have been fully converted into common stock.

●	Between October 1, 2019 and December 31, 2019, debenture holders converted an aggregate of $127,193 into approximately 5,622 shares of common stock at per share conversion prices ranging from $15.525 to $118.35.

●	Between January 1, 2020 and March 31, 2020, debenture holders converted an aggregate of $451,662 into approximately 58,379 shares of common stock at per share conversion prices ranging from $0.1575 to $35.25.

●	On March 6, 2020, we issued an aggregate of $250,000 in senior convertible debentures (“March 2020 Debentures”) to certain accredited investors for cash. At issuance, the conversion price of the March 2020 Debentures was equal to the lesser of (i) $24.75 and (ii) 85% of the lesser of (a) the volume weighted average price on the trading day immediately preceding a conversion date and (b) the volume weighted average price on a conversion date. Pursuant to an amendment to the March 2020 Debentures and all other outstanding convertible debentures owned by certain shareholders, the conversion price was amended such that the conversion price is equal to the lesser of (i) $24.75 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. As of the date of this Registration Statement, the March 2020 Debentures have been fully converted into common stock.

●	On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. The Series E Preferred Stock are convertible into shares of Common Stock at a conversion price of $22.50 per share.

●	Between July 1, 2020 and August 12, 2020, debenture holders converted an aggregate of $80,906 into approximately 21,138 shares of common stock at per share conversion prices ranging from $2.3625 to $6.45.

●	On October 5, 2020, we entered into an agreement with Ridgeway Therapeutics (“Ridgeway”) to terminate an outstanding license agreement previously entered into with Ridgeway (“Termination Agreement”). Pursuant to the Termination Agreement, as consideration, we issued Ridgeway (i) 866,667 shares of our Common Stock and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock. The 8,000 shares of Series F Preferred Stock are convertible into an aggregate of eighty percent (80%) of the issued and outstanding Common Stock post-conversion on the conversion date. The Series F Preferred Stock votes on an as converted to Common Stock basis. Additionally, upon the termination, conversion, or otherwise extinguishment of certain or our outstanding convertible debentures, the Series F Preferred Stock will automatically convert into Common Stock.

●	On October 23, 2020, we issued an aggregate of $600,000 in senior convertible debentures (“October 2020 Debentures”) to certain accredited investors for $500,000 cash and the cancellation of $100,000 in outstanding obligations. The October 2020 Debentures have the same terms as the March 2020 Debentures, as amended, and mature on October 23, 2021. As of the date hereof, they have been fully converted into common stock.

●	Between August 17, 2020 and October 9, 2020, debenture holders converted an aggregate of $525,290 into approximately 1,045,504 shares of common stock at per share conversion prices ranging from $0.195 to $1.425.

●	Between November 30, 2020 and December 31, 2020, debenture holders converted an aggregate of $252,210 into approximately 475,000 shares of common stock at per share conversion prices ranging from $0.3375 to $0.6675.

●	Between January 1, 2021 and March 15, 2021, debenture holders converted an aggregate of $1,964,500 into 4,248,864 shares of common stock at per share conversion prices ranging from $0.3375 to $0.5475.

●	On January 12, 2021 we issued an aggregate of $500,000 in senior convertible debentures (“January 2021 Debentures”) to certain accredited investors for cash. The January 2021 Debentures mature on January 12, 2022. The conversion price of the January 2021 Debentures is equal to the lesser of (i) $24.75 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. As of the date of this report, all of January 2021 Debentures have been converted into common stock of the Company.

●	Between March 16, 2021 and June 30, 2021, debenture holders converted an aggregate of $191,068 into 378,167 shares of common stock at per share conversion prices ranging from $0.3975 to $0.7275.

●	On June 18, 2021, we issued an aggregate of $600,000 in senior convertible debentures (“June 2021 Debentures”) to certain accredited investors for $500,000 cash and $100,000 in cancellation of obligations. The June 2021 Debentures have the same terms as the January 2021 Debentures and mature on June 18, 2022. As of the date of this report, $500,000 of June 2021 Debentures have been converted into common stock of the Company.

●	Between July 1, 2021 and August 2, 2021, debenture holders converted an aggregate of $58,000 into 133,333 shares of common stock at per share conversion prices ranging from $0.315 to $0.3375.

●	Between August 3, 2021 and September 30, 2021, debenture holders converted an aggregate of $354,480 into 2,340,667 shares of common stock at per share conversion prices ranging from $0.12 to $0.37.

●	Between October 1, 2021 and October 31, 2021, debenture holders converted an aggregate of $87,520 into 729,333 shares of common stock at a per share conversion price of $0.12.

●	Between November 1, 2021 and December 31, 2021, debenture holders converted an aggregate of $38,028 into 1,460,000 shares of common stock at a per share conversion prices ranging from $0.0219 to $0.0323.

●	During January 2022, debenture holders converted an aggregate of $461,972 into 20,363,686 shares of common stock at a per share conversion prices ranging from $0.0217 to $0.0247.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview – Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies – Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations – Analysis of our financial results comparing the year ended December 31, 2021 to the year ended December 31, 2020.

●	Liquidity and Capital Resources – Liquidity discussion of our financial condition and potential sources of liquidity.

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

Recent Developments

●	Effective October 12, 2021, we (i) completed a 1-for-75 Reverse Stock Split and (ii) a holding company reorganization whereby we changed our name to Rebus Holdings, Inc.

●	On August 16, 2021, we appointed Raul Silvestre, Esq. as (i) our interim chief executive officer and principal accounting officer and (ii) a member of the Board of Directors.

●	On June 18, 2021, we completed the private placement of $600,000 of non-interest bearing senior convertible debentures in exchange for $500,000 in cash and the cancellation of $100,000 in obligations.

●	On January 12, 2021, we completed the private placement of $500,000 of non-interest bearing senior convertible debentures.

●	On October 5, 2020, in exchange for the issuance of (i) 65,000,000 shares of Common Stock and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock, we entered into an agreement to terminate an outstanding license agreement with Ridgeway Therapeutics, Inc. whereby we had previously licensed certain immune-oncology delivery technologies for the treatment of cancer to Ridgeway Therapeutics (“License Termination”). As a result of the License Termination, the Company announced on October 8, 2020 that it would be refocusing its efforts on a novel-immuno-oncology delivery technology targeting adenosine receptor antagonists for the treatment of cancer.

Financial

To date, we have devoted substantially all of our efforts and financial resources to the development of our proposed drug candidates. We have not received FDA approval to market, distribute or sell any products. We have recently begun working on developing IND approved studies for our adenosine receptor technology platform.

Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of December 31, 2021, we had an accumulated deficit of approximately $64.3 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash balances at December 31, 2021 were approximately $711,000 representing 99% of total assets. In January 2021, we completed a private placement of $500,000 in cash of our debt securities and in June 2021 we completed an additional private placement of $500,000 in cash of our debt securities. Based on our current expected level of operating expenditures and current cash balance as of the date of this report, we expect to be able to fund our operations into the third quarter of 2022. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2021 consolidated financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Upon the cancellation of the Ridgeway license, we resumed preclinical development. Notwithstanding our recent financings in (i) January of 2021 whereby we raised $500,000 in cash and (ii) June 2021 whereby we raised $500,000 in cash, our current cash level raises substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2021 Annual Report on Form 10-K.

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the twelve months ended December 31, 2021 that are of significance or potential significance to the Company.

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

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2021 and 2020. We do not anticipate generating any revenues during 2022. Net income for 2021 was approximately $2.7 million and net loss for 2020 was approximately $6.3 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $1.0 million and $2.5 million during 2021 and 2020, respectively. The decrease in operating expenses is the result of the following factors.

	Year Ended		Change in 2021
	December 31,		Versus 2020
	2021	2020	$	%
	(amount in thousands)
Operating Expenses
Research and development	$494	$18	$476	2,644%
License termination cost	-	1,969	(1,969)	(100)%
General and administrative	528	494	34	7%
Total operating expense	$1,022	$2,481	$(1,459)	59%

Research and Development

Research and development expenses totaled $0.5 million and $0.02 million for the years ended 2021 and 2020, respectively. Our current research and development expenses currently consist primarily of consulting fees and development expense related to development of the adenosine A2R antagonists and preparation for an IND filing.

License Termination Cost

License termination cost in 2020 relates to the termination of a licensing agreement previously entered into on August 3, 2018, as more fully described elsewhere in this filing. We incurred noncash expense of approximately $1,944,000 related to the issuance of 65 million shares of common stock and 8,000 shares of Series F 0% Convertible Preferred Stock. Additionally, we have assumed certain expenses and costs of approximately $25,000.

General and Administrative

General and administrative expenses totaled $0.5 million and $0.5 million during 2021 and 2020, respectively. The increase of approximately $0.03 million, or 7%, in 2021 compared to 2020 was primarily due to increased professional fees partially offset by a reduction in director compensation.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $3.7 million of income and $3.8 million of expense for 2021 and 2020, respectively.

	Year Ended		Change in 2021
	December 31,		Versus 2020
	2021	2020	$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$3,687	$(3,846)	$7,533	196%
Gain on conversion of debt	1,116	334	782	234%
Interest (expense), net	(1,083)	(302)	(781)	(259)%
Total other income (expense)	$3,720	$(3,814)	$7,534	198%

Gain (loss) on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized gain of $3.7 million and loss of $3.8 million during the years ended December 31, 2021 and 2020, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019, March 2020, October 2020, January 2021 and June 2021, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 7 in our Consolidated Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a gain on conversion of debt of approximately $1.1 million during the year ended December 31, 2021, with a gain of approximately $0.3 million during the year ended December 31, 2020. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had $1.1 million net interest expense in 2021, compared to $0.3 million of expense in 2020. The increase of $0.8 million was attributable an increase in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $64.3 million as of December 31, 2021 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2021, we have funded our operations through the private sale of our equity securities, convertible debt and exercise of options and warrants, resulting in gross proceeds of $39.1 million. Cash at December 31, 2021 was approximately $711,000.

Our auditors’ report on our December 31, 2021 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the third quarter of 2022. This assumes that we spend minimally on general operations and only continue conducting our ongoing clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Year Ended
	December 31,
	2021	2020
	(amounts in thousands)
Cash at beginning of year	$404	$23
Net cash used in operating activities	(693)	(374)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	1,000	755
Cash at end of year	$711	$404

Net Cash Used in Operating Activities

Net cash used in operating activities was $0.7 million and $0.4 million during 2021 and 2020, respectively. The increase of $0.3 million in cash used during 2021 compared to 2020 was primarily attributable to an increase in net loss (after adjusting for noncash items) of approximately $0.5 million, partially offset by an increase in changes in accounts payable and accrued expense of approximately $0.2 million.

Net Cash Used in Investing Activities

Cash provided by investing activities was $0 for each of the years 2021 and 2020.

Net Cash Provided by Financing Activities

During 2021, we received net proceeds of $1,000,000 from the sales of our securities and convertible debentures, compared to $755,000 during 2020 in net proceeds from the sales of our securities and convertible debentures. We are actively seeking sources of financing to fund our continued operations and research and development programs.

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

Evaluation of Disclosure Controls and Procedures

Our management, which consists only of our Principal Executive Officer and Principal Accounting Officer (who is also our Principal Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2021 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors, Executive Officers and Significant Employees

The names of our directors and executive officers and their ages, positions, and biographies as of March 1, 2022, are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected, except in the case of death, resignation, or removal. On June 16, 2021, Michael Cain resigned as chief executive officer, principal accounting officer and as a member of the Board. On August 16, 2021, we appointed Raul Silvestre, Esq. as our interim chief executive officer, principal accounting officer, president, and a member of our Board of Directors.

Name	Position	Age	Position Since
Executive Directors
Raul Silvestre	Chief Executive Officer, Chief Financial Officer, President and Director	51	8/2021
Independent Directors
Scott V. Ogilvie	Director	67	03/2008
Claire Thom, Pharm.D.	Director	66	10/2016

Raul Silvestre, Esq., has been general outside counsel to Rebus Holdings since 2008 and the managing partner of the Silvestre Law Group, P.C. since 1999. While serving as counsel to the company, Mr. Silvestre has been responsible for managing and overseeing all legal aspects of the company including capital raising transaction and corporate governance and has been instrumental in the reacquisition of the technology which is the basis of our lead proposed product. Mr. Silvestre’s legal career has focus on corporate and securities law where he has assisted both private and public companies in capital raising, merger and acquisition transactions as well as general corporate matters, recapitalizations and restructurings. Mr. Silvestre has also been an active investor, manager, and principal in, public and private entities with an emphasis in the biotechnology and pharmaceutical industries. Mr. Silvestre received a B.S. with an emphasis in Finance from the University of Southern California and his Juris Doctorate from Pepperdine School of Law. In evaluating Mr. Silvestre’s specific experience, qualifications, attributes, and skills in connection with his appointment to our Board, we took into account his prior service to the company, corporate legal experience, knowledge of capital markets, and experience in publicly traded biotechnology and drug development companies.

Scott V. Ogilvie has served as a director on our board since February 2008. Mr. Ogilvie is currently the President of AFIN International, Inc., a private equity/business advisory firm, which he founded in 2006. He is also Exec. Chairman of Oxigen Beverages, Inc., a BC, Canadian privately held company. Prior to December 31, 2009, he was CEO of Gulf Enterprises International, Ltd, a company that brings strategic partners, expertise and investment capital to the Middle East and North Africa. He held this position since August 2006. Mr. Ogilvie previously served as Chief Operating Officer of CIC Group, Inc., an investment manager, a position he held from 2001 to 2007. He began his career as a corporate and securities lawyer with Hill, Farrer & Burrill, and has extensive public and private corporate management and board experience in finance, real estate, and technology companies. Mr. Ogilvie also previously served on the board of directors of Preferred Voice Inc. (OTCQB: PRFV), Innovative Card Technologies, Inc. (OTCBB: INVC), National Healthcare Exchange, Inc. (OTCBB: NHXS), and Research Solutions, Inc. (OTCQB: RSSS). In evaluating Mr. Ogilvie’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his prior work in both public and private organizations regarding corporate finance, securities and compliance and international business development.

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

CORPORATE GOVERNANCE

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

The table below identifies the Board’s standing committees and committee membership as of October 31, 2021:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2020:

Name of Reporting Person	Type of Report and Number Filed Late	No. of Transactions Reported Late
Raul Silvestre	Form 3	1(1)

(1)	Transaction not reported as of the date hereof.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation states that, to the fullest extent permitted by the Delaware General Corporate Law, or the DGCL, no director shall be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as director; provided, however, that this provision eliminating personal liability of a director shall not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

Section 174 of the DGCL provides, among other things, that a director who willfully and negligently approves of an unlawful payment of dividends or an unlawful stock purchase or redemption may be held liable for such actions. A director who was either absent when the unlawful actions were approved or dissented at the time, may avoid liability by causing his or her dissent to such actions to be entered in the books containing the minutes of the meetings of the board of directors at the time the action occurred or immediately after the absent director receives notice of the unlawful acts.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us. However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position. To the extent that a director has been successful in defending any proceeding brought against him, the Delaware General Corporation Law provides that the director shall be indemnified against reasonable expenses incurred by him in connection with the proceeding.

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

Summary Compensation

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ended December 31, 2021 and 2020 provided by (i) each person serving as our principal executive officer, or PEO, or acting in a similar capacity during our fiscal year ended December 31, 2021 (ii) our most highly compensated executive officers other than our PEO who were serving as executive officers on December 31, 2021 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Principal Financial Officer.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raul Silvestre,	2021	—	(1)	—	—	—	—	—	—	—
Chief Executive Officer and Principal Accounting Officer	2020	—		—	—	—	—	—	—	—

Michael Cain,	2021	—	(2)	—	—	—	—	—	—	—
Chief Executive Officer and Principal Accounting Officer	2020	—	(2)	—	—	—	—	—	—	—

(1)	Mr. Silvestre was appointed as principal executive and accounting officer, and as a member of the Board effective August 16, 2021. Mr. Silvestre does not receive any compensation for his services as an officer of the Company. Mr. Silvestre is the principal of Silvestre Law Group, P.C., the Company’s outside corporate counsel. We pay Silvestre Law Group $10,000 per month for legal services related to SEC compliance, which began in September of 2021. Additional legal work outside of the scope of the monthly legal services are being billed at Silvestre Law Group’s standard rates and have all been accrued. See “Related Party Transactions” in Part III, Item 13 of this Annual Report for additional information related to Silvestre Law Group.
(2)	Mr. Cain became our chief executive officer and principal accounting officer effective July 26, 2019. Mr. Cain did not receive any compensation for his services.

Outstanding Executive Equity Awards at Fiscal Year-End 2021

None.

Employment Agreements and Change in Control

Raul Silvestre

Raul Silvestre was appointed chief executive officer and chief financial officer / principal accounting officer of the Company effective August 16, 2021. He was also appointed as a member of the Board of Directors. Mr. Silvestre does not have an employment agreement covering his services and has not received any compensation for services as chief executive officer or principal accounting financial officer Mr. Silvestre is not subject to any compensation arrangements in the event that he is terminated or resigns as an officer for any reason.

Mr. Silvestre is the principal of Silvestre Law Group, P.C., the Company’s outside corporate counsel. The law firm receives payment from bona fide legal services that it provides to the Company

Michael Cain

Michael Cain was appointed chief executive officer and chief financial officer / principal accounting officer of the Company effective July 26, 2019. Effective June 16, 2021, Mr. Cain resigned from all positions with the Company and as a member of the Board of Directors. During his tenure, the Company did not have any employment agreement covering Mr. Cain’s services and he did not receive any compensation as our chief executive officer or chief financial officer.

Equity Compensation Plans

For information related to our equity compensation plans for which our officers and directors are issued securities from, please see Equity Compensation Plan Information contained in Part III, Item 12 of this Annual Report.

Director Compensation

Current Amended Non-Employee Director Compensation Policy

Effective April 1, 2021, the Board of Directors amended its employee director compensation policy (“Amended Director Policy”). Pursuant to the Amended Director Policy, each Board member will receive $5,000 in cash per quarter of service on the Board of Directors, or such pro-rated portion for any partial quarter.

For the year end 2021, non-employee directors received the following:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Scott Ogilvie	15,000	—	—	—	—	30,000	(1)	45,000

Claire Thom	15,000	—	—	—	—	20,000	(2)	35,000

(1)	On March 1, 2021, we entered into an agreement with Mr. Ogilvie whereby each of the parties entered into a mutual release and we agreed to pay Mr. Ogilvie an aggregate of $60,000, of which $30,000 was due and payable on November 13, 2020 with the remaining $30,000 due and payable on February 18, 2021. In exchange for such payments, Mr. Ogilvie agreed to waive $231,167 in outstanding director fees owed to Mr. Ogilvie from March 31, 2017 through March 31, 2021. Further, pursuant to the agreement, we agreed to issue a common stock purchase option with a Black Scholes’ value of $60,000 to Mr. Ogilvie immediately prior to the announcing approval from the FDA to commence our first Phase 1 clinical trial (this has not yet occurred). The option will have an exercise price equal to the closing price of the Company’s common stock on the day preceding the announcement and a term of 10 years.
(2)	On March 1, 2021, we entered into an agreement with Dr. Thom whereby each of the parties entered into a mutual release and we agreed to pay Dr. Thom an aggregate of $40,000, of which $20,000 was due and payable on November 13, 2020 with the remaining $20,000 due and payable on February 18, 2021. In exchange for such payments, Dr. Thom agreed to waive $204,500 in outstanding director fees owed to Dr. Thom from March 31, 2017 through March 31, 2021. Further, pursuant to the agreement, we agreed to issue a common stock purchase option with a Black Scholes’ value of $40,000 to Dr. Thom immediately prior to the announcing approval from the FDA to commence our first Phase 1 clinical trial (this has not yet occurred). The option will have an exercise price equal to the closing price of the Company’s common stock on the day preceding the announcement and a term of 10 years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table sets forth information as of December 31, 2021 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
N/A (1)
Equity compensation plans not approved by security holders:
N/A (1)
Total

(1)	Our 2007 Equity Compensation Plan, 2009 Executive Compensation Plan, Inducement Award Stock Option Plan and 2017 Equity Compensation Plan have all expired or been terminated by the Board.

2007 Equity Compensation Plan

Our 2007 Equity Compensation Plan (“2007 Plan”) was administered by our board or any of its committees. The purposes of the 2007 Plan was to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2007 Plan was at the discretion of the administrator, which had the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2007 Plan, we were able to grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. All awards under the 2007 Plan have expired, been forfeited or converted into Common Stock pursuant to our holding company reorganization. The 2007 Plan was terminated by the Board and has no remaining shares authorized.

2009 Executive Compensation Plan

Our 2009 Executive Compensation Plan, as amended (“2009 Plan”) was administered by our Board or any of its committees. The purpose of our 2009 Plan was to advance the interests of the Company and our stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. The issuance of awards under our 2009 Plan was at the discretion of the administrator, which had the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2009 Plan, we were able to grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock-based awards. All awards under the 2009 Plan have expired, been forfeited or converted into Common Stock pursuant to our holding company reorganization. The 2009 Plan was terminated by the Board and has no remaining shares authorized.

Inducement Award Stock Option Plan

Our Inducement Award Stock Option Plan (“Inducement Plan”) was administered by our board or our compensation committee. The Plan is intended to be used in connection with the recruiting and inducement of senior management and employees. The issuance of wards under the Inducement Plan is at the discretion of the administrator which has the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. The Company did not seek approval of the Plan by our stockholders. All awards under the Inducement Plan have expired, been forfeited or converted into Common Stock pursuant to our holding company reorganization. The Inducement Plan was terminated by the Board and has no remaining shares authorized.

Inspyr Therapeutics 2017 Equity Compensation Plan

Our 2017 Equity Compensation Plan (“2017 Plan”) was administered by our board or any of its committees. The purposes of the 2017 Plan was to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees, Directors and Consultants, and to promote the success of our business. The issuance of awards under our 2017 Plan was at the discretion of the administrator, which had the authority to determine the persons to whom any awards shall be granted and the terms, conditions and restrictions applicable to any award. Under our 2017 Plan, we were able to grant stock options, restricted stock, stock appreciation rights, restricted stock units, performance units, performance shares and other stock based awards. All awards under the 2017 Plan have expired, been forfeited or converted into Common Stock pursuant to our holding company reorganization. The 2017 Plan was terminated by the Board and has no remaining shares authorized.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2022, information regarding beneficial ownership of our capital stock by:

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

Name and Address of Beneficial Owner(1)	Shares	Common Stock Shares Underlying Convertible Securities(2)		Total		Percent of Class(2)
Directors and named Executive Officers
Raul Silvestre(3)	2	1,687,643		1,687,645		4.99%
Michael Cain(4)	—	—		—		*
Scott Ogilvie	1	—		1		*
Claire Thom	1	—		1		*
All directors and executive officers as a group (4 persons)	4	1,687,643		1,687,647		4.99%

5% Shareholders
Ridgeway Therapeutics, Inc.(5)	866,667		(6)	866,667	(6)	2.70%

*	Less than one percent.
+	Mr. Cain resigned as an officer and director of the Company effective June 16, 2021.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 2629 Townsgate Road #215, Westlake Village, CA 91361.
(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There were 32,132,907 shares of common stock issued and outstanding as of March 1, 2022.
(3)	All share amounts underlying convertible securities represent debentures held by Silvester Law Group, P.C., of which Mr. Silvestre serves as its managing director. Excludes 34,246,892 shares of common stock underlying debentures held by Silvestre Law Group, P.C.
(4)	Mr. Cain resigned as an officer and director of the Company effective June 16, 2021.
(5)	4085 Campbell Ave. #150, Menlo Park, CA 94025. Colin Hislop has voting and dispositive control with respect to the securities.
(6)	Ridgeway Therapeutics additionally holds 8,000 shares of our Series F Convertible Preferred Stock that converts into Common Stock. The 8,000 shares of Series F Convertible Preferred Stock are convertible into an aggregate of 80% of the issued and outstanding Common Stock post-conversion on the conversion date. The Series F Preferred Stock votes on an as converted to Common Stock basis. Additionally, upon the termination, conversion or otherwise extinguishment of certain of our outstanding convertible debentures, the Series F Preferred Stock will automatically convert into Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

●

On March 1, 2021, we entered into a settlement and release agreement with Claire Thom, one of our independent directors for the settlement of past due director fees and the mutual release of all claims. Pursuant to the agreement, Dr. Thom agreed to waive $204,500 in outstanding director fees in exchange for the following: (i) the payment of $40,000 (of which $20,000 was paid in November 2020 and $20,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021, a common stock purchase option with a Black Scholes’ value of $40,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. We also agreed to amend our non-employee director compensation policy such that on April 1, 2021, each director will be entitled to receive a quarterly Board fee of $5,000 in cash.

●	On March 1, 2021, we entered into a settlement and release agreement with Scott Ogilvie, one of our independent directors for the settlement of all past due director fees and the mutual release of all claims. Pursuant to the agreement, Mr. Ogilvie agreed to waive $231,167 in outstanding director fees in exchange for the following: (i) the payment of $60,000 (of which $30,000 was paid in November 2020 and $30,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021, a common stock purchase option with a Black Scholes’ value of $60,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. We also agreed to amend our non-employee director compensation policy such that on April 1, 2021, each director will be entitled to receive a quarterly Board fee of $5,000 in cash.

●	In September of 2021, we began paying $10,000 per month to Silvestre Law Group, P.C., our outside corporate counsel for our SEC compliance legal work (“Monthly Fee”). Mr. Silvestre, our CEO is a principal of Silvestre Law Group, P.C. Additionally, Silvestre Law Group bills us at their standard rates for additional services outside of the scope of the Monthly Fee, which is all accrued and not paid as of the date of this Annual Report on Form 10-K. Between January 1, 2021 and August 15, 2021, we accrued $84,223.97 in legal fees to Silvestre Law Group. Beginning August 16, 2021 and December 31, 2021, we paid Silvestre Law Group $40,000 for the Monthly fee and accrued an additional $54,140.62 in legal fees for other services not covered by the Monthly fee. The company has a balance due to Silvestre Law Group of $294,005 at December 31, 2021. Silvestre Law Group also holds $290,000 of our convertible debentures at December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2021 and 2020 fiscal years:

Type of Fees	2021	2020
Audit Fees	$50,000	$50,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$50,000	$50,000

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2021 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. The firm we engaged during 2021 provided no other services, other than those listed above.

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

REBUS HOLDINGS, INC.

Date: March 31, 2022	/s/ Raul Silvestre
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Raul Silvestre	Principal Executive Officer, Principal Accounting Officer	March 31, 2022
Raul Silvestre

/s/ Scott Ogilvie	Director	March 31, 2022
Scott Ogilvie

/s/ Claire Thom, PharmD	Director	March 31, 2022
Claire Thom, PharmD

REBUS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Rebus Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rebus Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception and has generated no revenues. The Company has a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Valuation of Derivative Liabilities

As described in Note 7 to the consolidated financial statements, the Company measures fair value of derivative liabilities at fair value using level three inputs. To determine fair value of derivative liabilities, the Company determines the appropriate valuation methodology and assumptions, including unobservable inputs. The derivative liabilities are measured at fair value using a Black-Scholes valuation model that uses significant assumptions, including the Company’s stock price, historical volatility of the Company’s shares, risk-free interest rate and probability of conversion occurrence through maturity.

Auditing management’s estimate for the fair value of derivative liabilities was complex and highly judgmental as it involved our assessment of the significant assumptions used by management because the fair value calculations were sensitive to changes in assumptions described above, and certain inputs used in the determination of fair values were based on unobservable data, including, but not limited to, the historical volatility and probability of conversion.

To test the fair value of derivative liabilities, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions used by the Company.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2014.

Boynton Beach, Florida

March 31, 2022

REBUS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS

Current assets:
Cash	$711	$404
Prepaid expenses	4	-
Total current assets	715	404

Total assets	$715	$404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,801	$2,261
Accounts payable – related party	294	-
Accrued expenses	2,004	1,940
Convertible debentures, net of unamortized discount of $212 and $488	250	1,878
Convertible debentures – related party, net of unamortized discount of $46	154	-
Derivative liability	1,124	6,828
Total current liabilities	5,627	12,907

Long-term liabilities:
Convertible debentures, net of current	20	-
Convertible debentures – related party, net of current	90	-
Total long-term liabilities	110	-
Total liabilities	5,737	12,907

Commitments and contingencies (Note 8)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,978,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series E, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series F, par value $.0001 per share; 8,000 shares authorized, 8,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 1,000,000,000 shares authorized, 11,769,221 and 2,478,848 shares issued and outstanding, respectively	1	-
Additional paid-in capital	59,254	54,472
Accumulated deficit	(64,277)	(66,975)

Total stockholders’ deficit	(5,022)	(12,503)

Total liabilities and stockholders’ deficit	$715	$404

The accompanying notes are an integral part of these audited consolidated financial statements.

REBUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Operating expenses:
Research and development	$494	$18
License termination cost	-	1,969
General and administrative	528	494
Total operating expenses	1,022	2,481

Loss from operations	(1,022)	(2,481)

Other income (expense):
Gain (loss) on change in fair value of derivative liability	3,687	(3,846)
Gain on conversion of debt	1,116	334
Interest (expense), net	(1,083)	(302)

Income (loss) before provision for income taxes	2,698	(6,295)

Provision for income taxes	-	-

Net income (loss)	2,698	(6,295)
Deemed dividend	-	(64)

Net income (loss) attributable to common shareholders	$2,698	$(6,359)

Net income (loss) per common share, basic	$0.35	$(10.93)
Net income (loss) per common share, diluted	$(0.07)	$(10.93)

Weighted average shares outstanding, basic	7,645,188	581,760
Weighted average shares outstanding, diluted	21,132,450	581,760

The accompanying notes are an integral part of these audited consolidated financial statements.

REBUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	5,495	$-	12,160	$-	$51,957	$(60,680)	$(8,723)

Sale of preferred stock	5,000	-	-	-	5	-	5

Issuance of preferred stock for license termination	8,000	-	-	-	-	-	-

Issuance of common stock for license termination	-	-	866,667		267	-	267

Conversion of notes	-	-	1,600,021	-	2,243	-	2,243

Net loss	-	-	-	-	-	(6,295)	(6,295)

Balance, December 31, 2020	18,495	-	2,478,848	-	54,472	(66,975)	(12,503)

Conversion of notes	-	-	9,290,364	1	4,446	-	4,447

Director compensation waived	-	-	-	-	336	-	336

Issuance of common stock in settlement of options, pursuant to merger	-	-	9	-	-	-	-

Net income	-	-	-	-	-	2,698	2,698

Balance, December 31, 2021	18,495	$-	11,769,221	$1	$59,254	$(64,277)	$(5,022)

The accompanying notes are an integral part of these audited consolidated financial statements.

REBUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,698	$(6,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common and preferred stock issued for license termination	-	1,944
(Gain) loss on change in fair value of derivative liability	(3,687)	3,846
Gain on conversion of debt	(1,116)	(334)
Amortization of debt discount	828	280
Finance cost	254	20
Changes in operating assets and liabilities:
Prepaid expenses	(4)	-
Accounts payable and accrued expenses	334	165
Cash used in operating activities	(693)	(374)

Cash flows from investing activities:
Cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes	1,000	750
Proceeds from sale of preferred stock	-	5
Cash provided by financing activities	1,000	755

Net increase in cash	307	381
Cash, beginning of year	404	23

Cash, end of year	$711	$404

The accompanying notes are an integral part of these audited consolidated financial statements.

REBUS HOLDINGS, INC.

(FKA INSPYR THERAPEUTICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1 – BACKGROUND

Rebus Holdings, Inc. (“we”, “us”, “our company”, “our”, “Rebus,” “Rebus Holdings,” or the “Company”) (formerly known as Inspyr Therapeutics, Inc., see below) was formed under the laws of the State of Delaware in November 2003, and has its principal office in Westlake Village, California. We are focused on the research and development of novel targeted precision therapeutics for the treatment of cancer.

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

Adoption of Agreement and Plan of Merger and Consummation of Reorganization

On September 28, 2021 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to implement a holding company reorganization, which became effective on October 11, 2021 at 5:00 p.m. Eastern Time (the “Effective Time”). The Merger Agreement was entered into by and among Inspyr Therapeutics, Inc., Rebus Holdings, Inc., and Rebus Sub, Inc., a wholly-owned subsidiary of Rebus Holdings which has resulted in Rebus becoming the direct parent company of Inspyr Therapeutics and replacing Inspyr Therapeutics as the public company trading on the OTC Markets (“OTC”) (the “Reorganization”). Further, the Company began trading under the symbol RBSH on November 9, 2021.

Pursuant to the Merger Agreement, Rebus Sub merged with Inspyr Therapeutics pursuant to the filing of a certificate of merger with Inspyr Therapeutics surviving as a direct, wholly-owned subsidiary of Rebus Holdings (the “Merger”). At the Effective Time of the Merger:

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

Accordingly, upon consummation of the Reorganization (and the Reverse Stock Split as defined below), Inspyr stockholders automatically became stockholders of Rebus Holdings, on a one-for-one basis, with the same number and approximate ownership percentage of shares of the same class as they held in Inspyr immediately prior to the Effective Time. The Reorganization was intended to be a tax-free transaction for U.S. federal income tax purposes for Inspyr stockholders.

The Reorganization has been conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which provides for the formation of a holding company without a vote of the stockholders of the constituent corporation. The conversion of stock occurred automatically without an exchange of stock certificates. In addition, at the Effective Time:

●	Each outstanding and unexpired option to purchase Inspyr Common Stock automatically converted into share of Rebus Holdings Common Stock;

●	Each outstanding warrant to purchase Inspyr Common Stock (“Inspyr Warrant”), whether or not vested, automatically converted into and become a warrant to purchase Rebus Holdings Common Stock (“Rebus Warrant”) and Rebus Holdings assumed each Inspyr Warrant in accordance with the terms of each Inspyr Warrant, and such Rebus Warrant has the same number of shares, the same exercise price (subject to adjustments), the same restrictions on exercise, and any other provisions contained in the Inspyr Warrants; and

●	Each outstanding convertible debt instrument of Inspyr Therapeutics, including but not limited to, promissory notes or debentures that are convertible into Inspyr Common Stock (“Inspyr Convertible Notes”) automatically converted into, assumed, and became the convertible debt instruments of Rebus Holdings (“Rebus Convertible Notes”).

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

Post Reverse Stock Split and Reorganization Information

The Company began trading on post Reverse Stock Split and Reorganization basis on the Pink Sheets of the OTC Markets Group on October 12, 2021. The symbol remained NSPX until November 9, 2021, at which time the Company began trading under the symbol RBSH.

The officers and members of the Board of Inspyr became the officers and members of the board of directors of the Rebus Holdings.

Pursuant to the Reorganization, Rebus Holdings has, on a consolidated basis, the same assets, businesses, and operations as Inspyr Therapeutics had immediately prior to the Reorganization.

Termination of License Agreement

On October 5, 2020, the Company entered into an agreement with Ridgeway (“Termination Agreement”) whereby the parties terminated the licensing agreement previously entered into on August 3, 2018 (“Licensing Agreement”), The Company had previously licensed certain technologies related to targeting adenosine receptor antagonists for the treatment of cancer (the “Licensed Assets”). As a result of the Termination Agreement, the Company reacquired full ownership and worldwide rights to all of the Licensed Assets as well as any improvements made thereto.

In exchange for entering into the Termination Agreement, the Company issued to Ridgeway: (i) 866,667 shares Common Stock, and (ii) 8,000 shares of Series F 0% Convertible Preferred Stock (“Series F Preferred Stock”). Additionally, the Company paid approximately $25,000 of Ridgeway’s expenses and costs.

Pursuant to the Certificate of Designation of the Series F Preferred Stock, each share of Series F Preferred Stock has a stated value of $10.00 per share and is convertible into Common Stock at any time at the election of the holder. In the aggregate, all of the Series F Preferred Stock issued to Ridgeway is convertible into such number of shares of Common Stock equal to eighty percent (80%) of the issued and outstanding shares of Common Stock, post-conversion, on the conversion date (taking into effect any forward or reverse stock splits or consolidations). The Series F Preferred Stock votes on an as if converted to Common Stock basis. Additionally, upon the Company’s outstanding Convertible Debentures (as such term is defined in the Certificate of Designation) being terminated, converted, or otherwise extinguished, the Series F Preferred Stock will automatically convert into Common Stock.

Pursuant to the Termination Agreement, in the event that the Company is unable to secure equity financing resulting in aggregate gross proceeds to the Company of at least $5,000,000 by October 5, 2023, or in the event that the Company ceases its operations, then the Termination Agreement will be deemed terminated and the Licensing Agreement will be reinstated in exchange for the return of the Common Shares and Series F Preferred Stock previously issued to Ridgeway.

As a result of the issuance of the Common Shares and Series F Preferred Stock, Ridgeway became the owner of approximately 54.14% of the Company’s issued and outstanding Common Stock as of the termination date. Furthermore, by virtue of the issuance of the Series F Preferred Stock, Ridgeway will vote its Series F Preferred Stock on an as if converted to Common Stock basis which shall be equal to eighty percent (80%) of the issued and outstanding Common Stock post-conversion. Accordingly, the Board of Directors determined that a change in control of the registrant had occurred. The Company did not have a prior relationship with Ridgeway, or any of its principals, except pursuant to the terms contained in the Termination Agreement and its previous relationship under the Licensing Agreement.

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our consolidated financial statements contains explanatory going concern language. We have prepared our consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from operations since inception, we have a working capital deficit of $4.9 million and we have an accumulated deficit of $64 million as of December 31, 2021. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash balances at December 31, 2021 were approximately $711,000, representing 99% of our total assets. Based on our current expected level of operating expenditures, and including $500,000 that we raised in January 2021 and $500,000 that we raised in June 2021, pursuant to the sale of our senior convertible debentures, we expect to be able to fund our operations into the third quarter of 2022. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2022. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

NOTE 3 – SUMMARY OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company, Rebus Holdings, Inc., (fka Inspyr Therapeutics, Inc.) and its wholly-owned subsidiaries, Inspyr Therapeutics, Inc., Lewis & Clark Pharmaceuticals, Inc. and Ridgeway Therapeutics, Inc. (a California corporation). All significant intercompany accounts and transactions have been eliminated.

Reverse Stock Split and Increase in Authorized Shares

The one for seventy-five (1-for-75) Reverse Stock Split became effective with the Secretary of State of Delaware as of 4:59 p.m. Eastern Time on October 5, 2021, and the Company began trading on a post Reverse Stock Split basis at the market open on October 12, 2021. As a result of the Reverse Stock Split, each of the holders of the Company’s Common Stock received one (1) new share of Common Stock for every seventy-five (75) shares such shareholder held immediately prior. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have otherwise resulted from the Reverse Stock Split will be rounded up to the next whole number of shares. The Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio.

On June 10, 2020, the Company’s Board of Directors approved a one-for-thirty (1-for-30) reverse stock split of the Company’s common stock (“2020 Reverse Stock Split”). Pursuant to the 2020 Reverse Stock Split, the Company filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the Reverse Stock Split effective as of 5:00 p.m. Eastern Time on June 26, 2020 (“2020 Effective Time”). Accordingly, at the 2020 Effective Time, each of the Company’s common stock shareholders received one new share of common stock for every thirty shares such shareholder held immediately prior to the Effective Time. The 2020 Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the 2020 Reverse Stock Split ratio.

All share and per share data has been retroactively adjusted in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the Reverse Stock Split and the 2020 Reverse Stock Split.

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

We incurred research and development expenses of $0.5 million and $0.02 million for the years ended December 31, 2021 and 2020, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at December 31, 2021 or 2020.

Restricted Cash

Restricted cash consisted of funds held in trust for the Company. The use of these funds was restricted to: (i) the payment of professional fees in connection with bringing the Company’s filings current, and (ii) the payment of vendors associated with the issuance and trading of the Company’s securities, such as transfer agent fees and fees payable to the OTC Markets and FINRA. There were no restrictions on the use of cash at December 31, 2021 or 2020.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash was $0.7 million and $0.4 million at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, there was no cash over the federally insured limit.

Intangible Assets

Intangible assets consist of licensed technology, patents, and patent applications (see Note 5). The assets associated with licensed technology are recorded at cost and have been amortized on the straight line basis over their estimated useful lives of twelve to seventeen years.

Income (Loss) per Share

Basic income (loss) per share is calculated by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.

The following potentially dilutive securities have been excluded from the computations of basic weighted average shares outstanding as of December 31, 2021 and 2020, as they would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Shares underlying options outstanding	-	16
Shares underlying warrants outstanding	23	53
Shares underlying convertible notes outstanding	35,204,931	6,949,870
Shares underlying convertible preferred stock outstanding	47,172,096	9,995,250
	82,377,050	16,945,189

Diluted loss per share for the year ended December 31, 2021 is calculated as follows:

Year ended
December 31,
2021
Net income attributable to common shareholders	$2,698
Income attributable to convertible instruments	(4,928)
Expense attributable to convertible instruments	829
Diluted loss attributable to common shareholders	$(1,401)

Basic shares outstanding	7,645,186
Dilutive convertible instruments	13,487,262
Diluted shares outstanding	21,132,448

Diluted loss per share	$(0.07)

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

The Company has recorded a derivative liability for its convertible notes and preferred stock with variable conversion features as of December 31, 2021 and 2020. The tables below summarize the fair values of our financial liabilities as of December 31, 2021 and 2020 (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3
Convertible notes	$518	—	—	$518
Preferred stock	606	—	—	606
Derivative liability	$1,124	$—	$—	$1,124

	Fair Value at December 31,	Fair Value Measurement Using
	2020	Level 1	Level 2	Level 3
Convertible notes	$2,705	—	—	$2,705
Preferred stock	4,123	—	—	4,123
Derivative liability	$6,828	$—	$—	$6,828

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Year ended December 31,
	2021	2020
Balance at beginning of year	$6,828	$1,785
Additions to derivative instruments	1,354	2,465
Reclassification on conversion	(3,371)	(1,268)
Loss (gain) on change in fair value of derivative liability	(3,687)	3,846
Balance at end of year	$1,124	$6,828

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

Recent Accounting Pronouncements

With the exception of those discussed below, there have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2021 that are of significance or potential significance to the Company.

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year Ended December 31,
	2021	2020
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$4,447	$2,243
Debentures converted to common stock	2,694	1,310
Derivative liability extinguished upon conversion of notes payable	3,371	1,268
Derivative liability issued	1,354	2,465
Accounts payable paid through issuance of debentures	100	100
Accrued director fees forgiven and credited to paid in capital	336	—

There was no cash paid for interest and income taxes for the years ended December 31, 2021 and 2020.

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

Intangibles have been fully amortized at December 31, 2021 and 2020.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	233	233
Accrued other	445	381
Total accrued expenses	$2,004	$1,940

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

During the years ended December 31, 2021 and 2020, we recorded gain of approximately $3.7 million and loss of approximately $3.8 million, respectively, related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at December 31, 2021 are as follows:

	For the Years Ended December 31
	2021	2020
Expected dividends	0%	0%
Expected volatility	205% - 262%	343% - 367%
Risk free interest rate	0.06% - 0.19%	0.09% - 0.095%
Expected term	3 – 6 Months	3 – 12 Months

As of December 31, 2021 and 2020, the derivative liability recognized in the financial statements was approximately $1.1 million and $6.8 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the years ended December 31, 2021 and 2020, respectively.

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

NOTE 9 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2021, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock, 5,000 shares of Series D Preferred Stock, 5,000 shares of Series E Preferred Stock and 8,000 shares of Series F Preferred Stock.

Series F Preferred Stock

On October 6, 2020, the Company filed a certificate of designation of Series F Preferred Stock (“Series F COD”) with the Secretary of State of the State of Delaware that contains the rights, preferences, and privileges of the Series F Preferred Stock. Pursuant to the Series F COD, each share of Series F Preferred Stock has a stated value of $10.00 per share and is convertible into Common Stock at any time at the election of the holder. We issued all 8,000 shares of the Series F stock to Ridgeway Therapeutics, Inc. in connection with the Termination Agreement described in Note 1. In the aggregate, all of the Series F Preferred Stock issued to Ridgeway is convertible into such number of shares of Common Stock equal to eighty percent (80%) of the issued and outstanding shares of Common Stock, post-conversion, on the conversion date (taking into effect any forward or reverse stock splits or consolidations). The Series F Preferred Stock votes on an as if converted to common stock basis. Additionally, upon the Company’s outstanding Convertible Debentures (as such term is defined in the Series F COD) being terminated, converted, or otherwise extinguished, the Series F Preferred Stock will automatically convert into Common Stock.

Series E Preferred Stock

On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. Pursuant to the certificate of designation of Series E Preferred Stock (“Series E COD”), each share of Series E Preferred Stock has stated value of $1.00 and is convertible, at any time after the Original Issue Date (as such term is defined in the Series E COD) at the option of the Holder into that number of shares of Common Stock (Subject to the limitations set forth in Section 6(d) of Series E COD), determined by dividing the stated value by the then in effect conversion price. As of December 31, 2021, the conversion price is $22.50 per share.

As provided for in the Series E COD, with respect to a vote of stockholders to approve a reverse split of the Common Stock to occur no later than December 31, 2022 only, each share of Series E Preferred Stock held by a holder, as such, is entitled to 1,333 votes. On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series E Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series E Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the certificate of incorporation, holders of the Series E Preferred Stock shall vote together with the holders of Common Stock as a single class.

Series D Preferred Stock

During December 2018, we designated 5,000 shares of preferred stock as Series D 0% Convertible Preferred Stock (the “Series D Preferred Stock”). Each share of Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1.00. During January 2019, we issued the 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000. Pursuant to the certificate of designation of Series D Preferred stock (“Series D COD”), each share of Series D Preferred Stock shall be convertible, at any time and from time to time from and after its original issue date at the option of the holder thereof, into that number of shares of Common Stock (subject to beneficial ownership limitations contained in Section 6(d) of the Series D COD) determined by dividing the stated value of such share of Series D Preferred Stock by the conversion price in effect. As of December 31, 2021, the conversion price is $281.25 per share of Series D Preferred Stock.

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

Series C Preferred Stock

In March and April 2017, we issued 290.43148 shares of Series C 0% Convertible Preferred Stock (the “Series C Preferred Stock”). Pursuant to the certificate of designation of Series C Preferred Stock (“Series C COD”), the Series C Preferred Stock has a stated value of $1,000. Pursuant to the Series C COD, the Series C Preferred Stock is convertible into that number of shares of Common Stock (subject to beneficial ownership limitations as set forth in Section 6(d) of the Series C COD) determined by dividing the stated value of such Series C Preferred Stock by the conversion price in effect. As of December 31, 2021, the conversion price is $1,125.00 per share for 200 shares of Series C Preferred Stock and $562.50 per shares for 90.43418 shares of Series C preferred, subject to certain beneficial ownership limitations and subject to adjustment pursuant to stock splits and dividends.

Series B Preferred Stock

In December 2016, we issued 1,000 shares of our Series B 0% Convertible Preferred Stock (the “Series B Preferred Stock”). Pursuant to the certificate of designation of the Series B Preferred Stock (“Series B COD”), the Series B Preferred Stock has a stated value of $1,000 per share. Pursuant to the Series B COD, the Series B Preferred stock is convertible into that number of shares of Common Stock (subject to beneficial ownership limitations as set forth in Section 6(d) of the Series B COD), determined by dividing the stated value of such Series B Preferred Stock by the conversion price in effect. As of December 31, 2021, the conversion price is $0.75 per share, subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to anti-dilution protection for subsequent equity sales and other conversion price adjustments.

Series A Preferred Stock

In December 2015, we issued 1,853 shares of our Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”). Pursuant to the certificate of designation of Series A Preferred Stock (“Series A COD”), the Series A Preferred Stock has a stated value of $1,000 per share. Pursuant to the Series A COD, the Series A Preferred Stock is convertible into that number of shares of Common Stock (subject to beneficial ownership limitations as set forth in Section 6(d) of the Series A COD), determined by dividing the stated value of such Series A Preferred Stock by the conversion price in effect. As of December 31, 2021, the conversion price is $29,812.50 per share, subject to adjustment pursuant to stock splits and dividends.

As a result of past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $29,812.50 per share at December 31, 2021, (ii) our Series B Preferred Stock has been reduced to $0.75 per share at December 31, 2021, (iii) 200 shares of our Series C preferred stock has been reduced to $1,125.00 per share at December 31, 2021, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $562.50 per share at December 31, 2021.

As a result of the reductions of the conversion prices of our preferred stock, we have recorded a deemed dividend of approximately $64,000 during the year ended December 31, 2020.

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

The Company filed the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State reflecting the foregoing changes with an effective date and time of November 27, 2020.

Reverse Stock Splits

On September 1, 2021, the Board of Directors approved a one-for-seventy-five (1-for-75) Reverse Stock Split. The Reverse Stock Split became effective with the Secretary of State of Delaware as of 4:59 p.m. Eastern Time on October 5, 2021, and the Company began trading on a post Reverse Stock Split basis at the market open on October 12, 2021. As a result of the Reverse Stock Split, each of the holders of the Company’s Common Stock received one (1) new share of Common Stock for every seventy-five (75) shares such shareholder held immediately prior. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have otherwise resulted from the Reverse Stock Split will be rounded up to the next whole number of shares. The Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the Reverse Stock Split ratio.

On June 10, 2020, the Company’s Board of Directors approved the 2020 Reverse Stock Split with a ratio of the one-for-thirty (1-for-30). Pursuant to the 2020 Reverse Stock Split, the Company filed an amended and restated certificate of incorporation with the Secretary of State of Delaware to effect the 2020 Reverse Stock Split effective as of 5:00 p.m. Eastern Time on June 26, 2020. Accordingly, at the 2020 Effective Time, each of the Company’s common stock shareholders received one new share of common stock for every thirty shares such shareholder held immediately prior to the 2020 Effective Time. The 2020 Reverse Stock Split also affected the Company’s outstanding stock options, warrants and other exercisable or convertible instruments and resulted in the shares underlying such instruments being reduced and the exercise price being increased proportionately to the 2020 Reverse Stock Split ratio.

All share and per share data has been retroactively adjusted in the accompanying consolidated financial statements and footnotes for all periods presented to reflect the effects of the Reverse Stock Split and the 2020 Reverse Stock Split..

Common Stock Activity

During the year ended December 31, 2021, we issued a total of 9,290,364 shares of common stock, valued at $4,447,246, upon the conversion of $2,693,596 principal amount of our convertible debentures. We recorded gain on conversion of debt of $1,116,424 during the year ended December 31, 2021.

During the year ended December 31, 2021, we issued a total of 9 shares of common stock in settlement of outstanding options, pursuant to the merger discussed in Note 1.

During the three months ended March 31, 2021, we entered into settlement and release agreements with two of our independent directors for the settlement of past due director fees and the mutual release of all claims. Pursuant to the agreements, the directors agreed to waive an aggregate of $435,667 in outstanding director fees in exchange for the following: (i) the aggregate payment of $100,000 (of which $50,000 was paid in November 2020 and $50,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021 (which has yet to occur), common stock purchase options with an aggregate Black Scholes’ value of $80,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. The difference between the amount waived of $435,667 and the cash paid of $100,000 has been credited to paid in capital during 2021.

In October 2020, we issued 866,667 shares of common stock with a fair value of $266,500 in connection with the Ridgeway Termination Agreement (see Note 1).

During the year ended December 31, 2020, we issued a total of 1,600,021 shares of common stock, valued at $2,243,628, upon the conversion of $1,310,068 principal amount of our convertible debentures. We recorded gain on conversion of debt of $334,206 during the year ended December 31, 2020.

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

Company Compensation Plans

The Company’s 2007 Equity Compensation Plan (2007 Plan), 2009 Executive Compensation Plan (2009 Plan), 2017 Equity Compensation Plan (2017 Plan), and the Inducement Award Stock Option Plan (Inducement Plan) (together, the Plans) provided for the awarding of stock grants, nonqualified and incentive stock options, restricted stock units, performance units or other stock-based awards to officers, directors, employees and consultants of the Company. The purpose of the Plans is to advance the interests of the Company and its stockholders by attracting, retaining and rewarding persons performing services for us and to motivate such persons to contribute to our growth and profitability. Our Plans were administered by a committee of non-employee directors (the Committee). The Committee determined: who shall be granted awards; the vesting periods; the exercise price; and any other terms deemed appropriate for any award.

Termination of Compensation Plans

Our 2007 Equity Compensation Plan, 2009 Executive Compensation Plan, Inducement Award Stock Option Plan and 2017 Equity Compensation Plan have all expired or been terminated by the Board as of December 31, 2021.

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2019	28	$855,753
Granted	—	$—
Forfeited	(12)	$1,522,968
Outstanding at December 31, 2020	16	$355,342	2.4
Granted	—	$—
Settled with shares pursuant to merger	(9)	$477,238
Forfeited	(7)	$198,619
Outstanding at December 31, 2021	—	$—	—

Exercisable at December 31, 2021	—	$—	—

No options were issued or exercised during the years ended December 31, 2021 and 2020. The options had no intrinsic value at December 31, 2021.

NOTE 11 – WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2019	83	$225,842
Granted	—	$—
Forfeited	(30)	$615,938
Outstanding at December 31, 2020	53	$5,033	1.0
Granted	—	$—
Forfeited	(30)	$22
Outstanding at December 31, 2021	23	$11,568	0.3

Exercisable at December 31, 2021	23	$11,568	0.3

No warrants were issued or exercised during the years ended December 31, 2021 and 2020. The warrants had no intrinsic value at December 31, 2021.

As a result of recent equity financings and conversions of debentures, the exercise prices of the warrants issued in conjunction with our Series B preferred stock have been reduced to $22.50 and the warrants issued in conjunction with our Series C preferred stock have also been reduced to $562.50 - $1,125.00 at December 31, 2021.

The following table summarizes outstanding common stock purchase warrants as of December 31, 2021:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	1	$244,688	August 2023
Issued pursuant to 2017 financings	22	$972	March 2022 through April 2022
	23

NOTE 12 – CONVERTIBLE DEBENTURES AND NOTES

Extension of Outstanding Debentures until June 30, 2021

Effective March 6, 2020, Sabby Healthcare Master Fund, Ltd and Sabby Volatility Warrant Master Fund, Ltd. (collectively, the “Sabby Entities”) waived certain events of default under debentures and notes issued in our December 2018 note offering, July 2018 debenture offering and September 2017 debenture offering (collectively, the “Debenture Offerings”) and extended the maturity date of such debentures until July 16, 2020. Effective July 16, 2020, the maturity dates of all of the debentures was extended to December 31, 2020. Effective December 31, 2020, the maturity dates of all debentures that matured during 2020 were extended to June 30, 2021.

Conversion Price Adjustment Agreement

On November 25, 2020, the Company entered into a conversion price adjustment agreement (the “Adjustment Agreement”) with the Sabby Entities. Pursuant to the Adjustment Agreement, approximately $2.4 million in outstanding senior convertible debentures held by the Sabby Entities were amended such that their conversion prices into common stock of the Company are equal to the lesser of (i) $24.75 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion.

June 2021 Debentures

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

During the year ended December 31, 2021, $38,028 of June Debentures have been converted to Common Stock and $561,972 remained outstanding at December 31, 2021.

We recorded an initial derivative liability of $644,457 related to the fair value of the derivative liability associated with the June Debentures. We recorded debt discount of $600,000, which will be amortized to interest expense over the term of the June Debentures, and we charged $44,457 to interest expense upon issue. We have amortized $324,561 of discount to interest expense during the year December 31, 2021 and $17,689 has been charged off against gain upon the conversion of the June Debentures during the year ended December 31, 2021. Unamortized discount at December 31, 2021 was $257,750.

January 2021 Debenture

On January 12, 2021, we sold a $500,000 senior convertible debenture (“January Debenture”) for $500,000 in cash to an existing institutional investor of the Company. The January Debenture (i) is non-interest bearing, (ii) has a maturity date of January 12, 2022, (iii) is convertible into shares of Common Stock at the election of the holder at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) has a conversion price equal to the lesser of $24.75 and 85% of the lowest VWAP during the five (5) trading days immediately prior to the conversion date, subject to adjustment, as described therein.

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

The January Debentures were fully converted to Common Stock during the year ended December 31, 2021.

We recorded an initial derivative liability of $709,835 related to the fair value of the derivative liability associated with the January debenture. We recorded debt discount of $500,000, which will be amortized to interest expense over the term of the January debenture, and we charged $209,835 to interest expense upon issue. We have amortized $327,450 of discount to interest expense during the year ended December 31, 2021 and $172,550 has been charged off against gain upon the conversion of the October Debentures during the year ended December 31, 2021.

October 2020 Debentures

On October 23, 2020, the Company sold an aggregate of $600,000 of senior convertible debentures (“October Debentures”) for (i) $500,000 in cash and (ii) $100,000 in cancellation of outstanding indebtedness to existing accredited and institutional investors of the Company.

The October Debentures (i) are non-interest bearing, (ii) have a maturity date of October 23, 2021, (iii) are convertible into shares of common stock at the election of the holders at any time, subject to a beneficial ownership limitation of 9.99%, and (iv) have a conversion price equal to the lesser of (i) $24.75 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. The maturity date of the debentures has been extended to December 31, 2022.

The October Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The holders also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the October Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the October Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the October Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the October Debentures.

Without the approval of the October Debenture holders holding at least 67% of the then outstanding principal amount of the October Debentures, the Company may not (i) amend its charter documents in any manner that adversely affects the rights of any holder, (ii) repay or repurchase or acquire shares of its Common Stock, (iii) repay, repurchase, or acquire certain indebtedness, or (iv) pay cash dividends or distributions on any equity securities of the Company.

During the year ended December 31, 2021, $500,000 of October Debentures have been converted to common stock and $100,000 remains outstanding at December 31, 2021.

We had recorded debt discount of $600,000 related to the October Debentures, which will be amortized to interest expense over the term of the October Debentures. We have amortized $176,389 and $112,500 of discount to interest expense during the years ended December 31, 2021 and 2020, respectively, and $311,111 has been charged off against gain upon the conversion of the October Debentures during the year ended December 31, 2021. We recorded an initial derivative liability of $619,627 related to the fair value of the derivative liability associated with the debentures, of which $600,000 was recorded as discount and $19,627 was charged to interest expense upon issue.

March 2020 Debentures

On March 6, 2020, the Company sold an aggregate of $250,000 of senior convertible debentures (the “March Debentures”) for cash to existing accredited institutional investors of the Company (the “March 2020 Offering”). The March Debentures issued (i) are non-interest bearing, (ii) have a maturity date of July 16, 2020 and (iii) are convertible into shares of common stock of the Company at the election of the holder at any time, subject to a beneficial ownership limitation of 9.99%. The March Debentures have a conversion price equal to the lesser of (i) $24.75 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. The maturity date of the debentures has been extended to June 30, 2021.

The March Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The holders will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the March Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the March Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the March Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the March Debentures.

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

The March Debentures were fully converted to Common Stock during the year ended December 31, 2021.

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

The debentures were fully converted to Common Stock during the year ended December 31, 2021.

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

The debentures were fully converted to Common Stock during the year ended December 31, 2021.

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

The July 2019 Debentures (i) are non-interest bearing, (ii) have a maturity date one (1) year from the date of issuance and (iii) are convertible into shares of our common stock at the election of the investor at any time, subject to a beneficial ownership limitation of 4.99% which may be increased to 9.99% by the investor upon 61 days’ notice. The July 2019 Debentures have a conversion price equal to the lesser of (i) $24.75 and (ii) 85% of the lowest volume-weighted average price during the five trading days immediately prior to the date of conversion. The July 2019 Debentures also contain provisions providing for an adjustment in the event of stock splits or dividends, and fundamental transactions. The investors will also have the right to participate in subsequent rights offerings and pro rata distributions. Additionally, the July 2019 Debentures contain anti-dilution protection in the event of subsequent equity sales at a price that is lower than the then applicable conversion price until such time that the July 2019 Debentures are no longer outstanding. Additionally, the Company has the option to redeem some or all of the July 2019 Debentures for cash upon notice of twenty (20) trading days provided certain conditions are met by the Company as more fully described in the July 2019 Debentures. The maturity date of the July 2019 has been extended to June 30, 2021.

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

The July 2019 Debentures were fully converted to Common Stock during the year ended December 31, 2021.

December 2018 Notes

On December 13, 2018 we issued an aggregate of $25,000 in convertible promissory notes (“Notes”) for cash proceeds of $25,000. The Notes will mature on the earlier of (i) June 30, 2019 or (ii) such time as we raise capital in exchange for the sale of securities (“Note Maturity Date”) and bear interest at 10% per year, payable on the Note Maturity Date. Pursuant to the terms of the Notes, the Notes may be converted into shares of common stock upon an Event of Default (as such term is defined in the Notes) or upon the Maturity Date at the election of the holder at a price per share equal to 75% of the lowest trade price of our common stock on the trading day immediately prior to the date such exchange is exercised by the holder. The Note Maturity Date has been extended to June 30, 2021.

The Notes were fully converted to Common Stock during the year ended December 31, 2021.

July 2018 Debentures

On July 3, 2018, we entered into securities purchase agreements with certain institutional investors. Pursuant to the securities purchase agreement, we sold an aggregate of $515,000 of senior convertible debentures (“July 2018 Debentures”) consisting of $500,000 in cash and the cancellation of $15,000 of obligations of the Company. Pursuant to the terms of the securities purchase agreement, we issued $515,000 in principal amount of July 2018 Debentures. The July 2018 Debentures have substantially the same terms as the July 2019 Debentures. The maturity date of the July 2018 Debentures has been extended to June 30, 2021.

The July 2018 Debentures were fully converted to common stock during the year ended December 31, 2021.

September 2017 Debentures

On September 12, 2017, we entered into an exchange agreement (“Exchange Agreement”) with certain holders of our Series A Preferred Stock and Series B Preferred Stock. Pursuant to the terms of the Exchange Agreement, we issued to the investors approximately $2.5 million in principal amount of senior convertible debentures (the “September 2017 Debentures”) in exchange for 1,614.8125 shares of Series A Preferred Stock with a stated value of approximately $1.6 million and 890 shares of Series B Preferred Stock with a stated value of approximately $0.9 million.

On September 12, 2017, we sold an aggregate of $320,000 of our September 2017 Debentures. The sale consisted of $250,000 in cash and the cancellation of $70,000 of obligations of the Company.

The September 2017 Debentures have substantially the same terms as the July 2019 Debentures. The maturity date of the September 2017 Debentures has been extended to December 31, 2022.

During the years ended December 31, 2021 and 2020, $589,334 and $1,310,068 of debenture were converted to common stock and $110,072 remains outstanding at December 31, 2021. The remaining outstanding debentures have been extended to December 31, 2023.

As a result of a buy-in failure to deliver certain shares pursuant to a debenture conversion, the Company incurred penalties of $24,551, as provided for in the debenture; such amount reduced the gain on our conversion of debt during the year ended December 31, 2020.

NOTE 13 — RELATED PARTY TRANSACTIONS

In September of 2021, we began paying $10,000 per month to Silvestre Law Group, P.C., our outside corporate counsel, for our SEC compliance legal work (“Monthly Fee”). Mr. Silvestre, our CEO since August 16, 2021, is a principal of Silvestre Law Group, P.C. Additionally, Silvestre Law Group bills us at their standard rates for additional services outside of the scope of the Monthly Fee. Between January 1, 2021 and August 15, 2021, we accrued $84,224 in legal fees to Silvestre Law Group. From August 16, 2021 through December 31, 2021, we paid Silvestre Law Group $40,000 for the Monthly Fee and recorded an additional $54,141 in legal fees for other services not covered by the Monthly Fee. The company has a balance due to Silvestre Law Group of $294,005 at December 31, 2021. Silvestre Law Group also holds $290,000 of our convertible debentures at December 31, 2021.

NOTE 14 — LICENSE TERMINATION COST

As described in Note 1, on October 5, 2020, we entered into an agreement with Ridgeway Therapeutics, Inc. whereby the parties terminated the Licensing Agreement previously entered into on August 3, 2018.

In exchange for entering into the Termination Agreement, the Company issued to Ridgeway 866,667 shares of common stock and 8,000 shares of Series F 0% Convertible Preferred Stock. Additionally, the Company paid approximately $25,000 of Ridgeway’s expenses and costs.

We valued the 866,667 shares of common stock at $266,500, based on the fair value of the stock on the date of the agreement, which has been charged to license termination cost. Additionally, since the Series F preferred stock contains a variable conversion feature, we recorded a derivative value associated with the preferred stock of $1,677,901, which has been charged to license termination cost.

NOTE 15 — INCOME TAXES

The Company had, subject to limitation, $43 million of net operating loss carryforwards (“NOL”) at December 31, 2021, of which $39.9 million will expire at various dates through 2037. In addition, the Company has research and development tax credits of approximately $485,000 at December 31, 2021 available to offset future taxable income, which will expire from 2028 through 2041. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $306,000 and $226,000 for the years ended December 31, 2021 and 2020, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryover	$9,343	$9,064
Stock-based compensation	1,920	1,920
Accrued compensation	334	334
Other	30	30
Tax credits	485	458
Total deferred tax assets	12,112	11,806
Less: valuation allowance	(12,112)	(11,806)
Net deferred tax assets	$—	$—

The above NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL carryforward that can be utilized to offset future taxable income. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2021 and 2020 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) are as follows:

	2021	2020
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(7.0)%	(7.0)%
Non-deductible items	38.3%	24.4%
Valuation allowance	(10.3)%	3.6%
Effective income tax rate	—%	—%

The Company’s tax returns for the previous three years remain open for audit by the respective tax jurisdictions.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the year ending December 31, 2021, debenture holders converted $461,972 of outstanding debentures into 20,363,686 shares of common stock.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.01	Form of agreement and Plan of Merger among Inspyr Therapeutics, Inc., Rebus Holdings, Inc., and Rebus Sub, Inc. dated September 28, 2021.		8-K	3.01	000-55331	10/4/21

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(i)	Amended and Restated Certificate of Incorporation, effective September 30, 2019		8-K	3.01(i)	000-55331	9/30/19

3.05(i)	Amended and Restated Certificate of Incorporation, effective June 26, 2020		8-K	3.01(i)	000-55331	6/29/20

3.06(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.09(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.10(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

3.11(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E 0% Convertible Preferred Stock		10-K	3.10(i)	000-55331	5/14/20

3.12(i)	Certificate of Designation of Preferences, Rights and Limitations of Series F 0% Convertible Preferred Stock		8-K	3.01(i)	000-55331	10/8/20

3.13(i)	Amended and Restated Certificate of Incorporation Effective November 27, 2020		8-K	3.01(i)	000-55331	11/27/20

3.14(i)	Amended and Restated Certificate of Incorporation of Inspyr Therapeutics, Inc. effecting 1-for-75 Reverse Stock Split		8-K	3.01(i)	000-55331	10/4/21

3.15(i)	Certificate of Merger between Inspyr Therapeutics, Inc. and Rebus Sub, Inc.		8-K	3.02(i)	000-55331	10/4/21

3.16(ii)	Rebus Holdings Bylaws dated November 11, 2021	10-Q	3.16(ii)	000-55331	11/12/21

4.01	Specimen of Common Stock Certificate	S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate	8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate	8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate	8-K	4.01	000-55331	3/20/17

4.05	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.06	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.07	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.08	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.09	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/17

4.10	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

4.11	Form of Series E Preferred Stock Certificate	10-K	4.36	000-55331	5/14/20

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.03	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.02	000-55331	8/10/16

10.04	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals	8-K	10.01	000-55331	8/03/17

10.05	Form of Exchange Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.06	Form of Senior Convertible Debenture initially due 9/12/18 issued pursuant to Exchange Agreement	8-K	10.02	000-55331	9/12/17

10.07	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.08	Form of Senior Convertible Debenture initially due 9/12/18 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.10	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.11	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.12	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering		10-K	10.23	000-55331	4/26/19

10.13	Form of Debenture for March 2020 Private Placement		8-K	10.01	000-55331	3/6/20

10.14	Form of Securities Purchase Agreement for May 2020 Preferred Stock Offering		10-K	10.25	000-55331	5/14/20

10.15	Termination of Licensing Agreement with Ridgeway Therapeutics, Inc. dated October 5, 2020		8-K	10.01	000-55331	10/8/20

10.16	Form of Debenture for October 2020 Private Placement		8-K	10.01	000-55331	10/29/20

10.17	Conversion Price Adjustment Agreement with Sabby Entities dated November 25, 2020		8-K	10.01	000-55331	11/27/20

10.18	Form of Convertible Debenture for January 2021 Private Placement		8-K	10.01	000-55331	1/12/21

10.19	Form of Convertible Debenture for June 2021 Private Placement		8-K	10.01	000-55331	6/21/21

14.01	Code of Ethics		10-K	14.01	000-55331	4/26/19

21.01	List of Subsidiaries of Registrant	*

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C § 1350.

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.0	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.INS	XBRL Taxonomy Extension Calculation Linkbase	*

101.INS	XBRL Taxonomy Extension Definition Linkbase	*

101.INS	XBRL Taxonomy Extension Label Linkbase	*

101.INS	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.