Form 10-Q
period 2022-03-31
Rebus Holdings, Inc.
filed 2022-05-13
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Registrant’s telephone number, including area code (818) 597-7552

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

As of April 30, 2022, the issuer had 32,132,907 common shares, $0.0001 par value, issued and outstanding.

i

ADVISEMENT

We urge you to read this entire Quarterly Report, including the financial statements and related notes included herein as well as our 2021 Annual Report on Form 10-K for the year ended December 31, 2021, which also includes “Risk Factors,” filed with the United States Securities and Exchange Commission or SEC on March 31, 2022. As used in this Quarterly Report, unless the context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Rebus Holdings, Inc.” and “Rebus Holdings” refer to Rebus Holdings, Inc. (formerly known as Inspyr Therapeutics, Inc.) Also, any reference to “common shares,” or “common stock,” refers to our $.0001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $0.0001 par value Series C preferred stock, our $.0.0001 par value Series D preferred stock, our $0.0001 par value Series E Preferred Stock, and our $0.0001 par value Series F Preferred Stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:75 reverse stock split that became effective on October 12, 2021, as if it had taken place as of the beginning of the earliest period presented.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three month period ended March 31, 2022 is not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2022. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REBUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash	$587	$711
Prepaid expenses	2	4
Total current assets	589	715

Total assets	$589	$715

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,782	$1,801
Accounts payable - related party	320	294
Accrued expenses	2,020	2,004
Convertible debentures, net of unamortized discount of $0 and $212	-	250
Convertible debentures - related party, net of unamortized discount of $21 and $46	179	154
Derivative liability	1,016	1,124
Total current liabilities	5,317	5,627

Long-term liabilities
Convertible debentures, net of current	20	20
Convertible debentures - related party, net of current	90	90
Total long-term liabilities	110	110
Total liabilities	5,427	5,737

Commitments and contingencies (Note 7)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,978,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series E, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series F, par value $.0001 per share; 8,000 shares authorized, 8,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 1,000,000,000 shares authorized, 32,132,907 and 11,769,221 shares issued and outstanding, respectively	3	1
Additional paid-in capital	60,042	59,254
Accumulated deficit	(64,883)	(64,277)

Total stockholders’ deficit	(4,838)	(5,022)

Total liabilities and stockholders’ deficit	$589	$715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$18	$21
General and administrative, including related party expense of $36 and $0, respectively	132	169
Total operating expenses	150	190

Loss from operations	(150)	(190)

Other income (expense):
Loss on change in fair value of derivative liability	(399)	(21,194)
(Loss) gain on conversion of debt	(24)	1,166
Interest (expense), net	(33)	(417)

Loss before provision for income taxes	(606)	(20,635)

Provision for income taxes	-	-

Net loss	$(606)	$(20,635)

Net loss per common share, basic and diluted	$(0.02)	$(3.64)

Weighted average shares outstanding, basic and diluted	30,861,790	5,669,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(unaudited)

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	18,495	$-	2,478,848	$-	$54,472	$(66,975)	$(12,503)

Conversion of notes	-	-	4,248,864	1	3,462	-	3,463

Director compensation waived	-	-	-	-	336	-	336

Net loss	-	-	-	-	-	(20,635)	(20,635)

Balance, March 31, 2021 (unaudited)	18,495	$-	6,727,712	$1	$58,270	$(87,610)	$(29,339)

Balance, December 31, 2021	18,495	$-	11,769,221	$1	$59,254	$(64,277)	$(5,022)

Conversion of notes	-	-	20,363,686	2	788	-	790

Net loss	-	-	-	-	-	(606)	(606)

Balance, March 31, 2022 (unaudited)	18,495	$-	32,132,907	$3	$60,042	$(64,883)	$(4,838)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(606)	$(20,635)
Adjustments to reconcile net loss to net cash used in operating activities:

Loss on change in fair value of derivative liability	399	21,194
Loss (gain) on conversion of debt	24	(1,166)
Amortization of debt discount	33	417
Increase in operating liabilities:
Prepaid expenses	2
Accounts payable and accrued expenses	(2)	44
Accounts payable - related party	26	-
Cash used in operating activities	(124)	(146)

Cash flows from financing activities:
Proceeds from sale of debentures	-	500
Cash provided by financing activities	-	500

Net (decrease) increase in cash	(124)	354
Cash, beginning of period	711	404
Cash, end of period	$587	$758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

(FKA INSPYR THERAPEUTICS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from operations since inception, we have a working capital deficit of $4.7 million and we have an accumulated deficit of $65 million as of March 31, 2022. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash balances at March 31, 2022 were approximately $587,000, representing 99% of our total assets. Based on our current expected level of operating expenditures we expect to be able to fund our operations into the third quarter of 2022. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

These interim consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future period. All references to March 31, 2022 and 2021 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022.

The consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all disclosures required by the accounting principles generally accepted in the United States of America.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the parent company, Rebus Holdings, Inc., (fka Inspyr Therapeutics, Inc.) and its wholly-owned subsidiaries, Inspyr Therapeutics, Inc., Lewis & Clark Pharmaceuticals, Inc. and Ridgeway Therapeutics, Inc. (a California corporation). All significant intercompany accounts and transactions have been eliminated.

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

We incurred research and development expenses of $0.02 million and $0.02 million for the three months ended March 31, 2022 and 2021, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at March 31, 2022 or December 31, 2021.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash was $0.6 million and $0.7 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, there was no cash over the federally insured limit.

Income (Loss) per Share

Basic income (loss) per share is calculated by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.

The following potentially dilutive securities have been excluded from the computations of basic weighted average shares outstanding as of March 31, 2022 and 2021, as they would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Shares underlying options outstanding	-	9
Shares underlying warrants outstanding	7	53
Shares underlying convertible notes outstanding	40,086,896	988,827
Shares underlying convertible preferred stock outstanding	128,626,878	26,990,704
	168,713,781	27,979,593

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

The Company has recorded a derivative liability for its convertible notes and preferred stock with variable conversion features as of March 31, 2022 and December 31, 2021. The tables below summarize the fair values of our financial liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value at March 31,	Fair Value Measurement Using
	2022	Level 1	Level 2	Level 3
Convertible notes	$258	—	—	$258
Preferred stock	758	—	—	758
Derivative liability	$1,016	$—	$—	$1,016

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3
Convertible notes	$518	—	—	$518
Preferred stock	606	—	—	606
Derivative liability	$1,124	$—	$—	$1,124

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of year	$1,124	$6,828
Additions to derivative instruments	—	710
Reclassification on conversion	(507)	(2,903)
Loss (gain) on change in fair value of derivative liability	399	21,194
Balance at end of year	$1,016	$25,829

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

Recent Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2022 that are of significance or potential significance to the Company.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Three Months Ended March 31,
	2022	2021
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$790	$3,463
Debentures converted to common stock	462	1,965
Derivative liability extinguished upon conversion of notes payable	507	2,903
Derivative liability issued	—	710
Accrued director fees forgiven and credited to paid in capital	—	336

There was no cash paid for interest and income taxes for the three months ended March 31, 2022 and 2021.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	233	233
Accrued other	461	445
Total accrued expenses	$2,020	$2,004

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

During the three months ended March 31, 2022 and 2021, we recorded loss of approximately $0.4 million and $21.2 million, respectively, related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31
	2022	2021
Expected dividends	0%	0%
Expected volatility	198% - 260%	272% - 412%
Risk free interest rate	0.22% - 2.28%	0.06% - 0.11%
Expected term	3 – 21 Months	3 – 12 Months

As of March 31, 2022 and December 31, 2021, the derivative liability recognized in the financial statements was approximately $1.0 million and $1.1 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three months ended March 31, 2022 and 2021, respectively.

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2022, there were outstanding 134 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290 shares of Series C Preferred Stock, 5,000 shares of Series D Preferred Stock, 5,000 shares of Series E Preferred Stock and 8,000 shares of Series F Preferred Stock.

As a result of past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $29,812.50 per share at March 31, 2022, (ii) our Series B Preferred Stock has been reduced to $0.75 per share at March 31, 2022, (iii) 200 shares of our Series C preferred stock has been reduced to $1,125.00 per share at March 31, 2022, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $562.50 per share at March 31, 2022.

Common Stock

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

Common Stock Activity

During the three months ended March 31, 2022, we issued a total of 20,363,686 shares of common stock, valued at $789,699, upon the conversion of $461,972 principal amount of our convertible debentures. We recorded loss on conversion of debt of $23,746 during the three months ended March 31, 2022.

During the three months ended March 31, 2021, we issued a total of 4,248,864 shares of common stock, valued at $3,463,757, upon the conversion of $1,964,500 principal amount of our convertible debentures. We recorded gain on conversion of debt of $1,166,109 during the three months ended March 31, 2021.

NOTE 9 – CONVERTIBLE DEBENTURES AND NOTES

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

During the three months ended March 31, 2022, $461,972 of June Debentures have been converted to Common Stock and $100,000 remains outstanding at March 31, 2022.

We have amortized $32,852 of discount to interest expense during the three months ended March 31, 2022 and $203,458 of discount has been charged off against loss upon the conversion of the June Debentures during the three months ended March 31, 2022. Unamortized discount at March 31, 2022 was $21,440.

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

October Debentures in the amount of $100,000 remain outstanding at March 31, 2022.

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

The maturity date of the September 2017 Debentures has been extended to December 31, 2023. September Debentures in the amount of $110,072 remain outstanding at March 31, 2022.

NOTE 10 – RELATED PARTY TRANSACTIONS

In September of 2021, we began paying $10,000 per month to Silvestre Law Group, P.C., our outside corporate counsel, for our SEC compliance legal work (“Monthly Fee”). Mr. Silvestre, our CEO since August 16, 2021, is a principal of Silvestre Law Group, P.C. Additionally, Silvestre Law Group bills us at their standard rates for additional services outside of the scope of the Monthly Fee. Between January 1, 2022 and March 31, 2022, we accrued $35,843 in legal fees to Silvestre Law Group. We paid Silvestre Law Group $10,000 for the Monthly Fee and recorded an additional $25,843 in legal fees for other services not covered by the Monthly Fee. The company has a balance due to Silvestre Law Group of $319,848 at March 31, 2022. Silvestre Law Group also holds $290,000 of our convertible debentures at March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, pre-clinical and clinical studies, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and under “Risk Factors” and elsewhere in this quarterly report. The following discussion should be read in conjunction with Part I, Item 1 of this Quarterly Report as well as the financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three months ended March 31, 2022 to the comparable period of 2021.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Adenosine Receptor Modulators

The adenosine receptor modulators include A2A, A2B and dual A2A/A2B antagonists that have broad development applicability including indications within immuno-oncology. Very high concentrations of adenosine are produced in the tumor microenvironment which prevents the host’s own immune cells from attacking the tumor. Adenosine receptor antagonists as single-agents and in combination with other existing immuno-oncology agents may overcome this immunosuppression, and boost the host immune response leading to enhanced anti-tumor activity as well as inhibition of metastasis. Preclinical data has shown effects with our drug candidates in animal models utilizing a novel platform delivery system. While we believe that the data from our nonclinical studies appear encouraging, the outcome of our ongoing or future studies may ultimately be unsuccessful.

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

Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of March 31, 2022, we had an accumulated deficit of approximately $64.9 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash balances at March 31, 2022 were approximately $587,000 representing 99% of total assets. In January 2021, we completed a private placement of $500,000 in cash of our debt securities and in June 2021 we completed an additional private placement of $500,000 in cash of our debt securities. Based on our current expected level of operating expenditures and current cash balance as of the date of this report, we expect to be able to fund our operations into the third quarter of 2022. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Recent Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2022 that are of significance or potential significance to the Company.

Result of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended March 31, 2022 and 2021, and we do not anticipate generating any revenues during 2022. Net losses for the three months ending March 31, 2022 and 2021 were approximately $0.6 million and $20.6 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.6 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively. The increase in operating expenses is the result of the following factors.

	Three months ended March 31		Change in 2022 versus 2021
	2022	2021	$	%
	(amount in thousands)
Operating Expenses
Research and development	$18	$21	$(3)	(14)%
General and administrative	132	169	(37)	(22)%
Total operating expenses	$150	$190	$(40)	(21)%

Research and Development Expenses

Research and development expenses totaled approximately $0.02 million and $0.02 million for the three months ended March 31, 2022 and 2021, respectively.

Our current research and development expenses currently consist primarily of consulting fees related to development of the adenosine A2R antagonists and preparation for an IND filing.

General and Administrative

General and administrative expenses totaled approximately $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of approximately $0.04 million, or 22%, for the three months ended March 31, 2022 compared to the same period in 2021, was primarily due to decreased professional fees and services and director compensation

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.5 million and $20.4 million of expense for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,		Change in 2022 Versus 2021
	2022	2021	$	%
	(amount in thousands)
Loss on change in fair value of derivative liability	$(399)	$(21,194)	$20,795	(98)%
(Loss) gain on conversion of debt	(24)	1,166	(1,190)	(102)%
Interest (expense), net	(33)	(417)	384	(92)%
Total other (expense)	$(456)	$(20,445)	$19,989	(98)%

Loss on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized loss of $0.4 million and $21.2 million during the three months ended March 31, 2022 and 2021, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019, March 2020, October 2020, January 2021 and June 2021, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

(Loss) Gain on conversion of debt

There was a loss on conversion of debentures of approximately $0.02 million during the three months ended March 31, 2022, compared to a gain of $1.2 million during the three months ended March 31, 2021. Gain or loss on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $0.03 million in the three months ended March 31, 2022 compared to expense of $0.4 million for the three months ended March 31, 2021. The decrease of $0.4 million was attributable to a decrease in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $64.9 million as of March 31, 2022 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of approximately $39.1 million. Cash at March 31, 2022 was $587,000.

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

	Three months ended March 31,		Change in 2022 versus 2021
	2022	2021	$	%
	(amount in thousands)
Cash at beginning of period	$711	$404	$307	76%
Net cash used in operating activities	(124)	(146)	22	(15)%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	-	500	(500)	(100)%
Cash at end of period	$587	$758	$(171)	(23)%

Cash totaled approximately $0.6 million and $0.8 million as of March 31, 2022 and 2021, respectively. The decrease of approximately $0.2 million at March 31, 2022 compared to the same period in 2021 was primarily attributable to cash used in operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Cash used for operations decreased by approximately $0.02 million, or 15%, during the three months ended March 31, 2022, compared to the same period in 2021. The decrease in cash used was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $0.04 million partially offset by changes in accounts payable and accrued expenses of approximately $0.02 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the three months ended March 31, 2022 and 2021.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the three months ended March 31, 2022, compared to $500,000 cash provided by financing activities for the three months ended March 31, 2021. In 2021, we received proceeds of $500,000 from the sale of convertible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of March 31, 2022. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of March 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending March 31, 2022 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash balances at March 31, 2022 were approximately $587,000. Despite raising $1,000,000 in gross proceeds through the sale of convertible debentures consisting of (i) $500,000 in January 2021 and (ii) $500,000 (for cash) in June 2021, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

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

From inception through March 31, 2022, we have raised approximately $39.1 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $64.9 million. We recognized $2,698,000 of income for the year ended December 31, 2021 (resulting from net noncash income of $3,720,000 related to our convertible notes payable and related derivatives). Our net loss for the fiscal year ended December 31, 2020 was $6,295,000. Our decrease in net loss is primarily the result of a gain from the change in fair value of our derivative instruments, an increase in gains from conversion of debt and a decrease in the cost attributable to the termination of our license with Ridgeway Therapeutic, Inc., partially offset by an increase in research and development activities and an increase in interest expense. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We are authorized under our certificate of incorporation to issue up to 1,000,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of April 30, 2022, we have issued and outstanding 32,132,907 shares of common stock. We have also authorized 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue 967,867,093 shares of common stock, and 29,981,505 additional shares of “blank check” preferred stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of April 30, 2022, we had 1,000,000,000 shares of common stock authorized and 32,132,907 shares outstanding, 1,853 shares of Series A 0% Convertible Preferred Stock authorized and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock authorized and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock authorized and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock authorized and outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock authorized and outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock authorized and outstanding. We additionally have issued an aggregate of $5,591,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $310,072 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, Series D 0% Convertible Preferred, Series E 0% convertible Preferred, and Series F 0% Convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of April 30, 2022, we were obligated to reserve for issuance (i) 5 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 189,334 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 678 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 18 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 222 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) an indeterminate number of shares of common stock issuable upon the conversion of 8,000 shares of Series F 0% Convertible Preferred Stock (such amount will equal 80% of the common stock post conversion), (vii) 1 share of our common stock issuable upon exercise of outstanding warrants at an exercise price of $244,688 per share, (viii) 32,130,582 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes and warrants, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

REBUS HOLDINGS, INC.

Date: May 13, 2022	/s/ Raul Silvestre
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.01	Form of agreement and Plan of Merger among Inspyr Therapeutics, Inc., Rebus Holdings, Inc., and Rebus Sub, Inc. dated September 28, 2021.		8-K	3.01	000-55331	10/4/21

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(i)	Amended and Restated Certificate of Incorporation, effective September 30, 2019		8-K	3.01(i)	000-55331	9/30/19

3.05(i)	Amended and Restated Certificate of Incorporation, effective June 26, 2020		8-K	3.01(i)	000-55331	6/29/20

3.06(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.09(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.10(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

3.11(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E 0% Convertible Preferred Stock		10-K	3.10(i)	000-55331	5/14/20

3.12(i)	Certificate of Designation of Preferences, Rights and Limitations of Series F 0% Convertible Preferred Stock		8-K	3.01(i)	000-55331	10/8/20

3.13(i)	Amended and Restated Certificate of Incorporation Effective November 27, 2020		8-K	3.01(i)	000-55331	11/27/20

3.14(i)	Amended and Restated Certificate of Incorporation of Inspyr Therapeutics, Inc. effecting 1-for-75 Reverse Stock Split		8-K	3.01(i)	000-55331	10/4/21

3.15(i)	Certificate of Merger between Inspyr Therapeutics, Inc. and Rebus Sub, Inc.		8-K	3.02(i)	000-55331	10/4/21

3.16(ii)	Rebus Holdings Bylaws dated November 11, 2021		10-Q	3.16(ii)	000-55331	11/12/21

4.01	Specimen of Common Stock Certificate	S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate	8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate	8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate	8-K	4.01	000-55331	3/20/17

4.05	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.06	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.07	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.08	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.09	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/16

4.10	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

4.11	Form of Series E Preferred Stock Certificate	10-K	4.36	000-55331	5/14/20

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.03	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.01	000-55331	8/10/16

10.04	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals	8-K	10.01	000-55331	8/03/17

10.05	Form of Exchange Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.06	Form of Senior Convertible Debenture initially due 9/12/18 issued pursuant to Exchange Agreement	8-K	10.02	000-55331	9/12/17

10.07	Form of Securities Purchase Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.08	Form of Senior Convertible Debenture initially due 9/12/18 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.10	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.11	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.12	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering		10-K	10.23	000-55331	4/26/19

10.13	Form of Debenture for March 2020 Private Placement		8-K	10.01	000-55331	3/6/20

10.14	Form of Securities Purchase Agreement for May 2020 Preferred Stock Offering		10-K	10.25	000-55331	5/14/20

10.15	Termination of Licensing Agreement with Ridgeway Therapeutics, Inc. dated October 5, 2020		8-K	10.01	000-55331	10/8/20

10.16	Form of Debenture for October 2020 Private Placement		8-K	10.01	000-55331	10/29/20

10.17	Conversion Price Adjustment Agreement with Sabby Entities dated November 25, 2020		8-K	10.01	000-55331	11/27/20

10.18	Form of Convertible Debenture for January 2021 Private Placement		8-K	10.01	000-55331	1/12/21

10.19	Form of Convertible Debenture for June 2021 Private Placement		8-K	10.01	000-55331	6/21/21

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.0	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.INS	XBRL Taxonomy Extension Calculation Linkbase	*

101.INS	XBRL Taxonomy Extension Definition Linkbase	*

101.INS	XBRL Taxonomy Extension Label Linkbase	*

101.INS	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.