Form 10-K
period 2022-12-31
Rebus Holdings, Inc.
filed 2023-03-31
CIK 1421204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $766,023 based on a closing price of $0.0245 per share on such date. As of June 30, 2022, there were 32,132,907 shares of the registrant’s common stock outstanding.

As of March 30, 2023, the issuer had 32,132,907 common shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

REBUS HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

i

PART I

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Rebus Holdings, Inc.” and “Registrant” refer to Rebus Holdings, Inc. (formerly known as Inspyr Therapeutics, Inc.) Also, any reference to “common shares,” or “common stock,” refers to our $0.0001 par value common stock. Also, any reference to “preferred stock” or “preferred shares” refers to our $0.0001 par value Series A preferred stock, our $0.0001 par value series B preferred stock, our $0.0001 par value Series C preferred stock, our $.0.0001 par value Series D preferred stock, our $0.0001 par value Series E Preferred Stock, and our $0.0001 par value Series F Preferred Stock. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:75 reverse stock split that became effective on October 12, 2021, as if it had taken place as of the beginning of the earliest period presented.

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

We have completed the manufacture of our novel platform delivery system of nano- or microparticle formulations that will be used in toxicology studies anticipated to begin in the second half of 2023, that will support the submission of an IND in 2024.

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

Our ability to execute the business plan is contingent upon our ability to raise the necessary funds. During January 2021, we sold $500,000 of debt securities for cash, and in June 2021, we sold $600,000 of debt securities for $500,000 in cash and $100,000 in cancellation of outstanding obligations. We are currently using such funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, legal fees, and to retain consultants and other personnel in preparation for an Investigational New Drug Application (“IND”) filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

Pre-Revenue

We are a pre-revenue, early-stage company that has not achieved profitability, and has no product revenues. Additionally, we have no approved products for sale.

Going Concern

Our auditors’ report on our December 31, 2022 consolidated financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. As of December 31, 2022 we had sufficient cash on hand to operate until March, 2023. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

We have completed in-vitro testing of our adenosine A2A receptor antagonist and will begin toxicology testing with RT-AR001 in the second half of 2023. The Company plans to provide a further update on RT-AR001’s clinical development in the fourth quarter of 2023.

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

FILE #	COUNTRY	STATUS	APPLICATION #	DATE FILED	PATENT #	GRANT DATE
LNC-001-US	United States of America	Issued	13/956,111	Jul 31, 2013	9067963	Jun 30, 2015
LNC-001-US-CNT1	United States of America	Issued	14/752,861	Jun 27, 2015	9822141	Nov 21, 2017
LNC-002-AU	Australia	Issued	2016246068	Apr 8, 2016	2016246068	10-Dec-20
LNC-002-BE	Belgium	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-BR	Brazil	Pending	BR 11 2017 021386-9	Apr 8, 2016
LNC-002-CH	Switzerland	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-CN	China	Issued	201680026835.1	Apr 8, 2016	ZL 20160026835	Jan 8, 2021
LNC-002-CZ	Czech Republic	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-DE	Germany	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-DK	Denmark	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-EA	Eurasian Patent Office	Issued	201792156	Apr 8, 2016	36954	Jan 19, 2021
LNC-002-EP	European Patent Office	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-ES	Spain	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-FR	France	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-GB	United Kingdom	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-IE	Ireland	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-IL	Israel	Issued	254902	Apr 8, 2016	254902	Sep 1, 2021
LNC-002-IN	India	Issued	201727039305	Apr 8, 2016	375108	Aug 23, 2021
LNC-002-IT	Italy	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-JP	Japan	Issued	2018-504080	Apr 8, 2016	6738405	Jul 21, 2020
LNC-002-KR	Republic of Korea	Pending	10-2017-7031978	Apr 8, 2016
LNC-002-MX	Mexico	Issued	MX/a2017/012783	Apr 8, 2016	380672	Mar 17, 2021
LNC-002-NL	Netherlands	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-NZ	New Zealand	Pending	736705	Apr 8, 2016
LNC-002-PL	Poland	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-PT	Portugal	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-SE	Sweden	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-SG	Singapore	Issued	11201707753X	Apr 8, 2016	11201707753X	Dec 31, 2021
LNC-002-TR	Turkey	Issued	16777436.3	Apr 8, 2016	3280417	Jul 29, 2020
LNC-002-US	United States of America	Issued	15/094,903	Apr 8, 2016	9593118	Mar 14, 2017
LNC-002-ZA	South Africa	Issued	2017/07248	Apr 8, 2016	201707248	Oct 31, 2018
LNC-003-EP	European Patent Office	Pending	EP21774246.9	Sep 30, 2022
LNC-003-US	United States of America	Pending	17/907,096	Sep 30, 2022

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

We intend to conduct toxicology testing of our A2A antagonist RT-AR001 the select a candidate for clinical trials in an oncology indication. This oncology work is expected to be run in conjunction with and oversight from Ridgeway Therapeutics, Inc. for the selection of an anti-cancer agent.

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

Our intellectual property estate, shown above, has twenty-eight (28) issued patents in twenty-five (25) different jurisdictions and five (5) currently pending applications.

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

Employees

As of March 15, 2023, we employed only Mr. Silvestre, on a part time basis, as our interim chief executive officer who is our only employee. In addition, we contract with a limited number of consultants to assist in activities related to our operations.

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

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating us, our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time. In these circumstances, the market price of our common stock could decline, and you could lose your entire investment.

Risks Related to our Financial Position, Need to Raise Additional Capital, and Series F Preferred Stock

We were forced to curtail our operations due to a lack of operating capital and we will not be able to continue as a going concern if we do not obtain additional financing.

Since our inception, we have funded our operations through the sale of our securities. Our cash balances at December 31, 2022 and 2021 were approximately $5,000 and $711,000, respectively. Despite raising $1,000,000 in gross proceeds through the sale of convertible debentures consisting of (i) $500,000 in January 2021 and (ii) $500,000 (for cash) in June 2021, our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2022 consolidated financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the first quarter of 2023. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

If we do not raise sufficient capital, we may lose rights to certain intellectual property which is the basis of our lead product candidates.

In October 2020, pursuant to the cancellation of a license agreement, we reacquired the rights to US Patent 9,593,118, which covers both A2B and dual A2A/A2B antagonists. The intellectual property contained in US Patent 9,593,118 is the basis of our lead product candidates. As a condition to the cancelation of the license, we are required to raise an aggregate of $5 million prior to October of 2023. As of the date of this Annual Report, we have raised approximately $1,500,000 in capital beginning from October 5, 2020 (the date of the termination of license agreement). If we are unable to raise such capital, the license cancelation will be revoked, and the license will be reinstated in exchange for the return of the common shares and Series F Preferred Stock. In such event, we will lose all rights to the technology which forms the basis of our lead product candidate which will have a material adverse effect on our business and prospects.

Our shareholders will experience substantial dilution upon the conversion of our Series F Preferred Stock.

On October 5, 2020, we reacquired the rights to certain intellectual property that is the basis of our lead proposed product. In exchange for the cancelation of the prior license, which resulted in our reacquisition of such technology, we issued 8,000 shares of Series F Preferred Stock. The 8,000 shares of Series F Preferred Stock are convertible into an aggregate amount that will equal 80% of our issued and outstanding Common Stock immediately post conversion. Upon conversion, our shareholders will experience substantial dilution.

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

From inception through December 31, 2022, we have raised approximately $39.1 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $65.3 million. Our net loss for the fiscal year ended December 31, 2022 was $1,020,000. We recognized $2,698,000 of income for the year ended December 31, 2021 (resulting from net noncash income of $3,720,000 related to our convertible notes payable and related derivatives). Our increase in net loss is primarily the result of a reduction in gain from the change in fair value of our derivative instruments and a reduction in gains from conversion of debt, partially offset by reductions in interest expense and operating expenses. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We have currently curtailed our pre-clinical and clinical trials related to mipsagargin and are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We are authorized under our certificate of incorporation to issue up to 1,000,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of March 15, 2023, we have issued and outstanding 32,132,907 shares of common stock. We have also authorized 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue 967,867,093 shares of common stock, and 29,981,505 additional shares of “blank check” preferred stock. Notwithstanding, all of our Series F Convertible Preferred Stock is convertible into 80% of our issued and outstanding common stock immediately prior to issuance. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of March 15, 2023, we had 1,000,000,000 shares of common stock authorized and 32,132,907 shares outstanding, 1,853 shares of Series A 0% Convertible Preferred Stock authorized and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock authorized and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock authorized and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock authorized and outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock authorized and outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock authorized and outstanding. We additionally have issued an aggregate of $5,591,048 of senior convertible debentures and convertible notes that are convertible into common stock at any time, of which $310,072 is outstanding. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, Series D 0% Convertible Preferred, Series E 0% convertible Preferred, and Series F 0% Convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of March 15, 2023, we were obligated to reserve for issuance (i) 5 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 6,543,778 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 678 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 18 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 222 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) an indeterminate number of shares of common stock issuable upon the conversion of 8,000 shares of Series F 0% Convertible Preferred Stock (such amount will equal 80% of the common stock post conversion), (vii) 1 share of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $244,688 per share, and (viii) 36,358,766 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes and warrants, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

Market Information

Our common shares are quoted on the pink sheets of the OTC Markets under the symbol RBSH. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 15, 2023, we had approximately 165 record holders of our common stock.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview – Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies – Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations – Analysis of our financial results comparing the year ended December 31, 2022 to the year ended December 31, 2021.

●	Liquidity and Capital Resources – Liquidity discussion of our financial condition and potential sources of liquidity.

Company Overview

Business

We are a pharmaceutical company focused on the research and development of novel targeted precision therapeutics for the treatment of cancer. Our approach utilizes our proprietary delivery technology to better enhance immuno-modulation for improved therapeutic outcomes. Our potential first-in-class immune-oncology lead asset, RT-AR001, an adenosine A2B receptor antagonist, is differentiated by its intratumoral delivery of nano- or microparticle formulations that allows for better tumor infiltration. The adenosine A2 Receptor is one of many T-cell surface immune checkpoint proteins. Our patented portfolio of adenosine receptor antagonists provides flexibility to optimize treatment based on the specific adenosine targets found in each type of cancer.

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

Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of December 31, 2022, we had an accumulated deficit of approximately $65.3 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash balances at December 31, 2022 were approximately $5,000 representing 100% of total assets. In January 2021, we completed a private placement of $500,000 in cash of our debt securities and in June 2021 we completed an additional private placement of $500,000 in cash of our debt securities. Based on our current expected level of operating expenditures and current cash balance as of the date of this report, we expect to be able to fund our operations into the first quarter of 2023. This period could be shortened if there are any significant increases in spending that were not anticipated or other unforeseen events.

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

Going Concern

Our auditors’ report on our December 31, 2022 consolidated financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Upon the cancellation of the Ridgeway license, we resumed preclinical development. Our current cash level raises substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

Recent Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the twelve months ended December 31, 2022 that are of significance or potential significance to the Company.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the years ending December 31, 2022 and 2021. We do not anticipate generating any revenues during 2023. Net loss for 2022 was approximately $1.0 million and net income for 2021 was approximately $2.7 million, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled $0.7 million and $1.0 million during 2022 and 2021, respectively. The decrease in operating expenses is the result of the following factors.

	Year Ended		Change in 2022
	December 31,		Versus 2021
	2022	2021	$	%
	(amount in thousands)
Operating Expenses
Research and development	$239	$494	$(255)	(52)%
General and administrative	425	528	(103)	(20)%
Total operating expense	$664	$1,022	$(358)	(35)%

Research and Development

Research and development expenses totaled $0.2 million and $0.5 million for the years ended 2022 and 2021, respectively. The decrease of approximately $0.3 million, or 52%, for the year ended December 31, 2022 compared to the same period in 2021, was primarily due to decreased development expense.

Our current research and development expenses currently consist primarily of consulting fees and development expense related to development of the adenosine A2R antagonists and preparation for an IND filing.

General and Administrative

General and administrative expenses totaled $0.4 million and $0.5 million during 2022 and 2021, respectively. The decrease of approximately $0.1 million, or 20%, in 2022 compared to 2021 was primarily due to decreased professional fees, director compensation and corporate communications.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.3 million of expense and $3.7 million of income for 2022 and 2021, respectively.

	Year Ended		Change in 2022
	December 31,		Versus 2021
	2022	2021	$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$(263)	$3,687	$(3,950)	(107)%
Gain on conversion of debt	(24)	1,116	(1,140)	(102)%
Interest (expense), net	(69)	(1,083)	1,014	94%
Total other income (expense)	$(356)	$3,720	$(4,076)	(110)%

Gain (loss) on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized loss of $0.3 million and gain of $3.7 million during the years ended December 31, 2022 and 2021, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, July 2018, December 2018, July 2019, October 2019, November 2019, March 2020, October 2020, January 2021 and June 2021, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 7 in our Consolidated Financial Statements for further discussion on our derivative liability.

Gain on conversion of debt

There was a loss on conversion of debt of approximately $0.02 million during the year ended December 31, 2022, with a gain of approximately $1.1 million during the year ended December 31, 2021. Gain on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had $0.1 million net interest expense in 2022, compared to $1.1 million of expense in 2021. The decrease of $1.0 million was attributable to a decrease in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures for operations and research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of approximately $65.3 million as of December 31, 2022 and anticipate that we will continue to incur additional losses for the foreseeable future. Through December 31, 2022, we have funded our operations through the private sale of our equity securities, convertible debt and exercise of options and warrants, resulting in gross proceeds of $39.1 million. Cash at December 31, 2022 was approximately $5,000.

Our auditors’ report on our December 31, 2022 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the first quarter of 2023. This assumes that we spend minimally on general operations and only continue conducting our ongoing clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

	Year Ended
	December 31,
	2022	2021
	(amounts in thousands)
Cash at beginning of year	$711	$404
Net cash used in operating activities	(706)	(693)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	1,000
Cash at end of year	$5	$711

Net Cash Used in Operating Activities

Net cash used in operating activities was $0.7 million and $0.7 million during 2022 and 2021, respectively. A decrease in net loss (after adjusting for noncash items) of approximately $0.4 million was offset by an increase in changes in accounts payable and accrued expense of approximately $0.4 million.

Net Cash Used in Investing Activities

Cash provided by investing activities was $0 for each of the years 2022 and 2021.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the year ended December 31, 2022. During 2021, we received net proceeds of $1,000,000 from the sales of our securities and convertible debentures. We are actively seeking sources of financing to fund our continued operations and research and development programs.

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

Evaluation of Disclosure Controls and Procedures

Our management, which consists only of our Principal Executive Officer and Principal Accounting Officer (who is also our Principal Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, management concluded that our disclosure controls and procedures as of December 31, 2022 were ineffective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the Company’s assessment, management has concluded, that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors, Executive Officers and Significant Employees

The names of our directors and executive officers and their ages, positions, and biographies as of March 15, 2023, are set forth below. Our executive officers are appointed by, and serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. All directors hold office until the next annual meeting of shareholders or until their respective successors are elected, except in the case of death, resignation, or removal. On August 16, 2021, we appointed Raul Silvestre, Esq. as our interim chief executive officer, principal accounting officer, president, and a member of our Board of Directors.

Name	Position	Age	Position Since
Executive Directors
Raul Silvestre	Chief Executive Officer, Chief Financial Officer, President and Director	52	8/2021
Independent Directors
Scott V. Ogilvie	Director	68	3/2008
Claire Thom, Pharm.D.	Director	68	10/2016

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

The table below identifies the Board’s standing committees and committee membership as of March 15, 2023:

Director	Independent	Audit Committee	Nominating and Corporate Governance Committee	Leadership Development and Compensation Committee
Scott Ogilvie	Yes	Chair	Chair	-

Claire Thom, PharmD	Yes	Member	-	Chair

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee’s purpose is to assist our board of directors in identifying individuals qualified to become members of our board of directors consistent with criteria set by our board of directors and to develop our corporate governance principles. This committee’s responsibilities include:

●	Evaluating the composition, size, organization and governance of our board of directors and its committees, determining future requirements, and making recommendations regarding future planning, the appointment of directors to our committees and selection of chairs of these committees.

●	Reviewing and recommending to our board of directors, director independence determinations made with respect to continuing and prospective directors.

●	Establishing a policy for considering stockholder nominees for election to our board of directors.

●	Recommending ways to enhance communications and relations with our stockholders.

●	Evaluating and recommending candidates for election to our board of directors.

●	Overseeing our board of directors’ performance and self-evaluation process and developing continuing education programs for our directors.

●	Evaluating and recommending to the board of directors, termination of service of individual members of the board of directors as appropriate, in accordance with governance principles, for cause or for other proper reasons.

●	Making regular written reports to the board of directors.

●	Reviewing and re-examining the committee’s charter and making recommendations to the board of directors regarding any proposed changes.

●	Reviewing annually the committee’s own performance against responsibilities outlined in its charter and as otherwise established by the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of Form 3, 4 and 5’s, the following table provides information regarding any of the reports which were filed late during the fiscal year ended December 31, 2022:

N/A

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

Summary Compensation

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal years ended December 31, 2022 and 2021 provided by (i) each person serving as our principal executive officer, or PEO, or acting in a similar capacity during our fiscal year ended December 31, 2022 (ii) our most highly compensated executive officers other than our PEO who were serving as executive officers on December 31, 2022 and whose total compensation exceeded $100,000 (collectively with the PEO referred to as the “named executive officers” in this Executive Compensation section); and (iii) our Principal Financial Officer.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Raul Silvestre,	2022	-	(1)	-	-	-	-	-	-	-
Chief Executive Officer and Principal Accounting Officer	2021	-	(1)	-	-	-	-	-	-	-

Michael Cain,	2022	-	(2)	-	-	-	-	-	-	-
Chief Executive Officer and Principal Accounting Officer	2021	-	(2)	-	-	-	-	-	-	-

(1)	Mr. Silvestre was appointed as principal executive and accounting officer, and as a member of the Board effective August 16, 2021. Mr. Silvestre does not receive any compensation for his services as an officer of the Company. Mr. Silvestre is the principal of Silvestre Law Group, P.C., the Company’s outside corporate counsel. We pay Silvestre Law Group $10,000 per month for legal services related to SEC compliance, which began in September of 2021. Additional legal work outside of the scope of the monthly legal services are being billed at Silvestre Law Group’s standard rates and have all been accrued. See “Related Party Transactions” in Part III, Item 13 of this Annual Report for additional information related to Silvestre Law Group.
(2)	Mr. Cain became our chief executive officer and principal accounting officer effective July 26, 2019. Mr. Cain did not receive any compensation for his services. Mr. Cain resigned as chief executive officer and a member of the board effective June 16, 2021.

Outstanding Executive Equity Awards at Fiscal Year-End 2022

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

Mr. Silvestre is the principal of Silvestre Law Group, P.C., the Company’s outside corporate counsel. The law firm receives payment from bona fide legal services that it provides to the Company.

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

For the year end 2022, non-employee directors received the following:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Ogilvie	20,000	-	-	-	-	-	20,000

Claire Thom	20,000	-	-	-	-	-	20,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The following table sets forth information as of December 31, 2022 with respect to our compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 15, 2023, information regarding beneficial ownership of our capital stock by:

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

Name and Address of Beneficial Owner(1)	Shares	Common Stock Shares Underlying Convertible Securities(2)		Total		Percent of Class(2)
Directors and named Executive Officers
Raul Silvestre(3)	2	1,687,643		1,687,645		4.99%
Scott Ogilvie	1	-		1		*
Claire Thom	1	-		1		*
All directors and executive officers as a group (4 persons)	4	1,687,643		1,687,647		4.99%

5% Shareholders
Ridgeway Therapeutics, Inc.(4)		866,667	(5)	866,667	(6)	2.70%

*	Less than one percent.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 2629 Townsgate Road #215, Westlake Village, CA 91361.
(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There were 32,132,907 shares of common stock issued and outstanding as of March 15, 2023.
(3)	All share amounts underlying convertible securities represent debentures held by Silvestre Law Group, P.C., of which Mr. Silvestre serves as its managing director. Excludes 32,355,568 shares of common stock underlying debentures held by Silvestre Law Group, P.C. that are subject to beneficial ownership limitations.
(4)	4085 Campbell Ave. #150, Menlo Park, CA 94025. Colin Hislop has voting and dispositive control with respect to the securities.
(5)	Ridgeway Therapeutics additionally holds 8,000 shares of our Series F Convertible Preferred Stock that converts into Common Stock. The 8,000 shares of Series F Convertible Preferred Stock are convertible into an aggregate of 80% of the issued and outstanding Common Stock post-conversion on the conversion date. The Series F Preferred Stock votes on an as converted to Common Stock basis. Additionally, upon the termination, conversion or otherwise extinguishment of certain of our outstanding convertible debentures, the Series F Preferred Stock will automatically convert into Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

●	We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. The indemnification agreements are substantially similar to those entered into with our executive officers and as a more fully described in the section of this annual report entitled “Employment Agreements and Change in Control.”

●	On March 1, 2021, we entered into a settlement and release agreement with Claire Thom, one of our independent directors for the settlement of past due director fees and the mutual release of all claims. Pursuant to the agreement, Dr. Thom agreed to waive $204,500 in outstanding director fees in exchange for the following: (i) the payment of $40,000 (of which $20,000 was paid in November 2020 and $20,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021, a common stock purchase option with a Black Scholes’ value of $40,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. We also agreed to amend our non-employee director compensation policy such that on April 1, 2021, each director will be entitled to receive a quarterly Board fee of $5,000 in cash.

●	On March 1, 2021, we entered into a settlement and release agreement with Scott Ogilvie, one of our independent directors for the settlement of all past due director fees and the mutual release of all claims. Pursuant to the agreement, Mr. Ogilvie agreed to waive $231,167 in outstanding director fees in exchange for the following: (i) the payment of $60,000 (of which $30,000 was paid in November 2020 and $30,000 in February 2021) and (ii) immediately prior to the announcement that the Company has received approval from the FDA to commence its first Phase 1 clinical trial after March 1, 2021, a common stock purchase option with a Black Scholes’ value of $60,000, having an exercise price equal to the closing price on the day preceding the announcement, and a term of 10 years. We also agreed to amend our non-employee director compensation policy such that on April 1, 2021, each director will be entitled to receive a quarterly Board fee of $5,000 in cash.

●	In September of 2021, we began paying $10,000 per month to Silvestre Law Group, P.C., our outside corporate counsel for our SEC compliance legal work (“Monthly Fee”). Mr. Silvestre, our CEO is a principal of Silvestre Law Group, P.C. Additionally, Silvestre Law Group bills us at their standard rates for additional services outside of the scope of the Monthly Fee, which unpaid portions are accrued as of the date of this Annual Report on Form 10-K. Between January 1, 2021 and August 15, 2021, we accrued $84,224 in legal fees to Silvestre Law Group. Beginning August 16, 2021 and December 31, 2021, we paid Silvestre Law Group $40,000 for the Monthly Fee and accrued an additional $54,141 in legal fees for other services not covered by the Monthly Fee. From January 1, 2022 through December 31, 2022, we paid $110,000 for the Monthly Fee and accrued an additional $15,844 for both Monthly Fee services and other services not covered by the Monthly Fee. Accordingly, The Company has a balance due to Silvestre Law Group of $309,848 at December 31, 2022. Silvestre Law Group also holds $290,000 of our convertible debentures at December 31, 2022 and December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2022 and 2021 fiscal years:

Type of Fees	2022	2021
Audit Fees	$39,603	$50,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$39,603	$50,000

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by independent registered accounting firm and has determined that the provision of such services to us during fiscal 2022 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Liggett & Webb, P.A. provided our audit for 2021 and RBSM LLP provided our audit for 2022. The firms engaged during 2022 and 2021, respectively provided no other services, other than those listed above for their respective years.

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

REBUS HOLDINGS, INC.

Date: March 31, 2023	/s/ Raul Silvestre
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Raul Silvestre	Principal Executive Officer, Principal Accounting Officer	March 31, 2023
Raul Silvestre

/s/ Scott Ogilvie	Director	March 31, 2023
Scott Ogilvie

/s/ Claire Thom, PharmD	Director	March 31, 2023
Claire Thom, PharmD

REBUS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rebus Holdings, Inc. and subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rebus Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2022.

PCAOB ID 587

New York, NY

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Rebus Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rebus Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boynton Beach, Florida

March 31, 2022

PCAOB No. 287

REBUS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS

Current assets:
Cash	$5	$711
Prepaid expenses	-	4
Total current assets	5	715

Total assets	$5	$715

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,664	$1,801
Accounts payable - related party	310	294
Accrued expenses	2,078	2,004
Convertible debentures, net of unamortized discount of $0 and $212	20	250
Convertible debenture - related party, net of unamortized discount of $0 and $46	290	154
Derivative liability	880	1,124
Total current liabilities	5,242	5,627

Long-term liabilities:
Convertible debentures, net of current	-	20
Convertible debentures - related party, net of current	-	90
Total long-term liabilities	-	110

Total liabilities	5,242	5,737

Commitments and contingencies (Note 8)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,978,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series E, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series F, par value $.0001 per share; 8,000 shares authorized, 8,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 1,000,000,000 shares authorized, 32,132,907 and 11,769,221 shares issued and outstanding, respectively	3	1
Additional paid-in capital	60,057	59,254
Accumulated deficit	(65,297)	(64,277)
Total stockholders’ deficit	(5,237)	(5,022)

Total liabilities and stockholders’ deficit	$5	$715

The accompanying notes are an integral part of these consolidated financial statements.

REBUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Operating expenses:
Research and development	$239	$494
General and administrative	425	528
Total operating expenses	664	1,022

Loss from operations	(664)	(1,022)

Other income (expense):
Gain (loss) on change in fair value of derivative liability	(263)	3,687
Gain (loss) on conversion of debt	(24)	1,116
Interest (expense), net	(69)	(1,083)

Income (loss) before provision for income taxes	(1,020)	2,698

Provision for income taxes	-	-

Net income (loss)	$(1,020)	$2,698

Net income (loss) per common share, basic	$(0.03)	$0.35
Net income (loss) per common share, diluted	$(0.03)	$(0.07)

Weighted average shares outstanding, basic	31,819,481	7,645,188
Weighted average shares outstanding, diluted	31,819,481	21,132,450

The accompanying notes are an integral part of these consolidated financial statements.

REBUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except share and per share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	18,495	$-	2,478,848	$-	$54,472	$(66,975)	$(12,503)

Conversion of notes	-	-	9,290,364	1	4,446	-	4,447

Director compensation waived	-	-	-	-	336	-	336

Issuance of common stock in settlement of options, pursuant to merger	-	-	9	-	-	-	-

Net income	-	-	-	-	-	2,698	2,698

Balance, December 31, 2021	18,495	-	11,769,221	1	59,254	(64,277)	(5,022)

Conversion of notes	-	-	20,363,686	2	788	-	790

Imputed interest on notes	-		-	-	15	-	15

Net loss	-	-	-	-	-	(1,020)	(1,020)

Balance, December 31, 2022	18,495	$-	32,132,907	$3	$60,057	$(65,297)	$(5,237)

The accompanying notes are an integral part of these consolidated financial statements.

REBUS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(1,020)	$2,698
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	263	(3,687)
(Gain) loss on conversion of debt	24	(1,116)
Amortization of debt discount	54	828
Imputed interest on notes payable	15	-
Finance cost	-	254
Changes in operating assets and liabilities:
Prepaid expenses	4	(4)
Accounts payable and accrued expenses	(62)	334
Accounts payable- related party	16	-
Cash used in operating activities	(706)	(693)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from convertible notes	-	1,000
Cash provided by financing activities	-	1,000

Net increase (decrease) in cash	(706)	307
Cash, beginning of year	711	404

Cash, end of year	$5	$711

The accompanying notes are an integral part of these consolidated financial statements.

REBUS HOLDINGS, INC.

(FKA INSPYR THERAPEUTICS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

Basis of Presentation

The opinion of our independent registered accounting firm on our consolidated financial statements contains explanatory going concern language. We have prepared our consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from operations since inception, we have a working capital deficit of $5.2 million and we have an accumulated deficit of $65 million as of December 31, 2022. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash balances at December 31, 2022 were approximately $5,000, representing 100% of our total assets. Based on our current expected level of operating expenditures, and including $500,000 that we raised in January 2021 and $500,000 that we raised in June 2021, pursuant to the sale of our senior convertible debentures, we expect to be able to fund our operations into the first quarter of 2023. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

We incurred research and development expenses of $0.2 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at December 31, 2022 or 2021.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash was $5,000 and $0.7 million at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, there was no cash over the federally insured limit.

Income (Loss) per Share

Basic income (loss) per share is calculated by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.

The Company’s potentially dilutive securities are detailed in the table below. The potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2022 and 2021, as they would be anti-dilutive.

	Year Ended December 31,
	2022	2021
Shares underlying warrants outstanding	1	23
Shares underlying convertible notes outstanding	49,569,961	35,204,931
Shares underlying convertible preferred stock outstanding	131,804,100	47,172,096
	181,374,062	82,377,050

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

The Company has recorded a derivative liability for its convertible notes and preferred stock with variable conversion features as of December 31, 2022 and 2021. The tables below summarize the fair values of our financial liabilities as of December 31, 2022 and 2021 (in thousands):

	Fair Value at December 31,	Fair Value Measurement Using
	2022	Level 1	Level 2	Level 3
Convertible notes	$285	-	-	$285
Preferred stock	595	-	-	595
Derivative liability	$880	$-	$-	$880

	Fair Value at December 31,	Fair Value Measurement Using
	2021	Level 1	Level 2	Level 3
Convertible notes	$518	-	-	$518
Preferred stock	606	-	-	606
Derivative liability	$1,124	$-	$-	$1,124

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Year ended December 31,
	2022	2021
Balance at beginning of year	$1,124	$6,828
Additions to derivative instruments	-	1,354
Reclassification on conversion	(507)	(3,371)
Loss (gain) on change in fair value of derivative liability	263	(3,687)
Balance at end of year	$880	$1,124

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

Other Comprehensive Income

The Company does not have any activity that results in Other Comprehensive Income.

Recent Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the year ended December 31, 2022 that are of significance or potential significance to the Company.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Year Ended December 31,
	2022	2021
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$790	$4,447
Debentures converted to common stock	462	2,694
Derivative liability extinguished upon conversion of notes payable	507	3,371
Derivative liability issued	-	1,354
Accounts payable paid through issuance of debentures	-	100
Accrued director fees forgiven and credited to paid in capital	-	336

There was no cash paid for interest and income taxes for the years ended December 31, 2022 and 2021.

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

Intangibles have been fully amortized at December 31, 2022 and 2021.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	233	233
Accrued other	519	445
Total accrued expenses	$2,078	$2,004

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

During the years ended December 31, 2022 and 2021, we recorded loss of approximately $0.3 million and gain of approximately $3.7 million, respectively, related to the change in fair value of the derivative liabilities during the periods. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives for the years ended December 31, 2022 and 2021 are as follows:

	For the Years Ended December 31
	2022	2021
Expected dividends	0%	0%
Expected volatility	198% - 260%	205% - 262%
Risk free interest rate	0.22% - 4.76%	0.06% - 0.19%
Expected term	3 – 12 Months	3 – 6 Months

As of December 31, 2022 and 2021, the derivative liability recognized in the financial statements was approximately $0.9 million and $1.1 million, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the years ended December 31, 2022 and 2021, respectively.

Legal Matters

The Company is subject at times to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Uncertainty Due to Geopolitical Events

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the year ended December 31, 2022, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the economy, its impact to the business of the Company, and actions that may be taken by governmental authorities related to the war.

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

NOTE 9 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 30,000,000 shares of preferred stock. As of December 31, 2022 and 2021, there were outstanding 133.8 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290.4 shares of Series C Preferred Stock, 5,000 shares of Series D Preferred Stock, 5,000 shares of Series E Preferred Stock and 8,000 shares of Series F Preferred Stock.

Series F Preferred Stock

On October 6, 2020, the Company filed a certificate of designation of Series F Preferred Stock (“Series F COD”) with the Secretary of State of the State of Delaware that contains the rights, preferences, and privileges of the Series F Preferred Stock. Pursuant to the Series F COD, each share of Series F Preferred Stock has a stated value of $10.00 per share and is convertible into Common Stock at any time at the election of the holder. We issued all 8,000 shares of the Series F stock to Ridgeway Therapeutics, Inc. in connection with the Termination Agreement described in Note 1. In the aggregate, all of the Series F Preferred Stock issued to Ridgeway is convertible into such number of shares of Common Stock equal to eighty percent (80%) of the issued and outstanding shares of Common Stock, post-conversion, on the conversion date (taking into effect any forward or reverse stock splits or consolidations). As the number of shares of common stock issuable upon conversion is variable, the related contingent liability is accounted as a derivative liability. The Series F Preferred Stock votes on an as if converted to common stock basis. Additionally, upon the Company’s outstanding Convertible Debentures (as such term is defined in the Series F COD) being terminated, converted, or otherwise extinguished, the Series F Preferred Stock will automatically convert into Common Stock. The Series F preferred stock is accounted for as equity classification.

Series E Preferred Stock

On May 2, 2020, we sold 5,000 shares of Series E 0% Convertible Preferred Stock to an accredited investor at a price per share of $1.00 for aggregate gross proceeds of $5,000. Pursuant to the certificate of designation of Series E Preferred Stock (“Series E COD”), each share of Series E Preferred Stock has stated value of $1.00 and is convertible, at any time after the Original Issue Date (as such term is defined in the Series E COD) at the option of the Holder into that number of shares of Common Stock (Subject to the limitations set forth in Section 6(d) of Series E COD), determined by dividing the stated value by the then in effect conversion price. As of December 31, 2022, the conversion price is $22.50 per share.

As provided for in the Series E COD, with respect to a vote of stockholders to approve a reverse split of the Common Stock to occur no later than December 31, 2022 only, each share of Series E Preferred Stock held by a holder, as such, is entitled to 1,333 votes. On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series E Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series E Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the certificate of incorporation, holders of the Series E Preferred Stock shall vote together with the holders of Common Stock as a single class. The Series E preferred stock is accounted for as equity classification.

Series D Preferred Stock

During December 2018, we designated 5,000 shares of preferred stock as Series D 0% Convertible Preferred Stock (the “Series D Preferred Stock”). Each share of Preferred Stock has a par value of $0.0001 per share and a stated value equal to $1.00. During January 2019, we issued the 5,000 shares of Series D Convertible Preferred Stock for proceeds of $5,000. Pursuant to the certificate of designation of Series D Preferred stock (“Series D COD”), each share of Series D Preferred Stock shall be convertible, at any time and from time to time from and after its original issue date at the option of the holder thereof, into that number of shares of Common Stock (subject to beneficial ownership limitations contained in Section 6(d) of the Series D COD) determined by dividing the stated value of such share of Series D Preferred Stock by the conversion price in effect. As of December 31, 2022, the conversion price is $281.25 per share of Series D Preferred Stock. The Series D preferred stock is accounted for as equity classification.

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

Series C Preferred Stock

In March and April 2017, we issued 290.43148 shares of Series C 0% Convertible Preferred Stock (the “Series C Preferred Stock”). Pursuant to the certificate of designation of Series C Preferred Stock (“Series C COD”), the Series C Preferred Stock has a stated value of $1,000. Pursuant to the Series C COD, the Series C Preferred Stock is convertible into that number of shares of Common Stock (subject to beneficial ownership limitations as set forth in Section 6(d) of the Series C COD) determined by dividing the stated value of such Series C Preferred Stock by the conversion price in effect. As of December 31, 2022, the conversion price is $1,125.00 per share for 200 shares of Series C Preferred Stock and $562.50 per shares for 90.43418 shares of Series C preferred, subject to certain beneficial ownership limitations and subject to adjustment pursuant to stock splits and dividends. The Series C preferred stock is accounted for as equity classification.

Series B Preferred Stock

In December 2016, we issued 1,000 shares of our Series B 0% Convertible Preferred Stock (the “Series B Preferred Stock”). Pursuant to the certificate of designation of the Series B Preferred Stock (“Series B COD”), the Series B Preferred Stock has a stated value of $1,000 per share. Pursuant to the Series B COD, the Series B Preferred stock is convertible into that number of shares of Common Stock (subject to beneficial ownership limitations as set forth in Section 6(d) of the Series B COD), determined by dividing the stated value of such Series B Preferred Stock by the conversion price in effect. As of December 31, 2022, the conversion price is $0.0217 per share, subject to adjustment pursuant to stock splits and dividends, and subject to adjustment pursuant to anti-dilution protection for subsequent equity sales and other conversion price adjustments. The Series B preferred stock is accounted for as equity classification.

Series A Preferred Stock

In December 2015, we issued 1,853 shares of our Series A 0% Convertible Preferred Stock (the “Series A Preferred Stock”). Pursuant to the certificate of designation of Series A Preferred Stock (“Series A COD”), the Series A Preferred Stock has a stated value of $1,000 per share. Pursuant to the Series A COD, the Series A Preferred Stock is convertible into that number of shares of Common Stock (subject to beneficial ownership limitations as set forth in Section 6(d) of the Series A COD), determined by dividing the stated value of such Series A Preferred Stock by the conversion price in effect. As of December 31, 2022, the conversion price is $29,812.50 per share, subject to adjustment pursuant to stock splits and dividends. The Series A preferred stock is accounted for as equity classification.

As a result of past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $29,812.50 per share at December 31, 2022, (ii) our Series B Preferred Stock has been reduced to $0.0217 per share at December 31, 2022, (iii) 200 shares of our Series C preferred stock has been reduced to $1,125.00 per share at December 31, 2022, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $562.50 per share at December 31, 2022.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock. There were 32,132,907 and 11,769,221 shares of common stock outstanding at December 31, 2022 and 2021, respectively.

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

Common Stock Activity

During the year ended December 31, 2022, we issued a total of 20,363,686 shares of common stock, valued at $789,699, upon the conversion of $461,972 principal amount of our convertible debentures. We recorded loss on conversion of debt of $23,746 during the year ended December 31, 2022.

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

The following table summarizes stock option activity for the year ended December 31, 2021:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2020	16	$355,342
Granted	-	$-
Settled with shares pursuant to merger	(9)	$477,238
Forfeited	(7)	$198,619
Outstanding at December 31, 2021	-	$-	-

No options were issued or exercised during the years ended December 31, 2022 and 2021. As of December 31, 2022, there were no options outstanding.

NOTE 11 – WARRANTS

Transactions involving our warrants are summarized as follows:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2020	53	$5,033
Granted	-	$-
Forfeited	(30)	$22
Outstanding at December 31, 2021	23	$11,568	0.3
Granted	-	$-
Forfeited	(22)	$972
Outstanding at December 31, 2022	1	$244,688	0.6

Exercisable at December 31, 2022	1	$244,688	0.6

No warrants were issued or exercised during the years ended December 31, 2022 and 2021. The warrants had no intrinsic value at December 31, 2022.

The following table summarizes outstanding common stock purchase warrants as of December 31, 2022:

	Number of shares	Weighted- average exercise price	Expiration
Issued to consultants	1	$244,688	August 2023

NOTE 12 – CONVERTIBLE DEBENTURES AND NOTES

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

During the year ended December 31, 2022, $461,972 of June Debentures have been converted to Common Stock and $100,000 remains outstanding at December 31, 2022.

During the year ended December 31, 2021, $38,028 of June Debentures have been converted to Common Stock.

We recorded an initial derivative liability of $644,457 related to the fair value of the derivative liability associated with the June Debentures. We recorded debt discount of $600,000, which will be amortized to interest expense over the term of the June Debentures, and we charged $44,457 to interest expense upon issue. We have amortized $54,292 of discount to interest expense during the year ended December 31, 2022 and $203,458 of discount has been charged off against loss upon the conversion of the June Debentures during 2022. We have amortized $324,561 of discount to interest expense during the year December 31, 2021 and $17,689 has been charged off against gain upon the conversion of the June Debentures during the year ended December 31, 2021. There was no unamortized discount at December 31, 2022.

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

During the year ended December 31, 2021, $500,000 of October Debentures have been converted to common stock and $100,000 remains outstanding at December 31, 2022.

We had recorded debt discount of $600,000 related to the October Debentures, which will be amortized to interest expense over the term of the October Debentures. We have amortized $176,389 of discount to interest expense during the year ended December 31, 2021 and $311,111 has been charged off against gain upon the conversion of the October Debentures during the year ended December 31, 2021. We recorded an initial derivative liability of $619,627 related to the fair value of the derivative liability associated with the debentures, of which $600,000 was recorded as discount and $19,627 was charged to interest expense upon issue.

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

During the year ended December 31, 2021 $589,334 of debenture were converted to common stock and $110,072 remains outstanding at December 31, 2022. The remaining outstanding debentures have been extended to December 31, 2023. There were no other modifications to the September 2017 Debentures.

During 2022, we recorded imputed interest on the outstanding September 2017, October 2020 and June 2021 debentures in the amount of $15,500. This amount has been credited to additional paid-in capital.

NOTE 13 — RELATED PARTY TRANSACTIONS

In September of 2021, we began paying $10,000 per month to Silvestre Law Group, P.C., our outside corporate counsel, for our SEC compliance legal work (“Monthly Fee”). Mr. Silvestre, our CEO since August 16, 2021, is a principal of Silvestre Law Group, P.C. Additionally, Silvestre Law Group bills us at their standard rates for additional services outside of the scope of the Monthly Fee. For the year ended December 31, 2022, we accrued $125,844 in legal fees to Silvestre Law Group. We paid Silvestre Law Group $110,000 for the Monthly Fee and recorded an additional $15,844 in legal fees for other services not covered by the Monthly Fee during 2022. Between January 1, 2021 and August 15, 2021, we accrued $84,224 in legal fees to Silvestre Law Group. From August 16, 2021 through December 31, 2021, we paid Silvestre Law Group $40,000 for the Monthly Fee and recorded an additional $54,141 in legal fees for other services not covered by the Monthly Fee.

The company had a balance due to Silvestre Law Group of $309,848 and $294,005 at December 31, 2022 and 2021, respectively. Silvestre Law Group also holds $290,000 of our convertible debentures at December 31, 2022 and 2021. During 2022, we recorded imputed interest of $14,500 on the debentures.

NOTE 14 — INCOME TAXES

The Company had, subject to limitation, $44 million of net operating loss carryforwards (“NOL”) at December 31, 2022, of which $39.9 million will expire at various dates through 2037. In addition, the Company has research and development tax credits of approximately $496,000 at December 31, 2022 available to offset future taxable income, which will expire from 2028 through 2042. We have provided a 100% valuation allowance for the deferred tax benefits resulting from the net operating loss carryover and our tax credits due to our lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance decreased by approximately $1.7 million and increased by approximately $306,000 for the years ended December 31, 2022 and 2021, respectively. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryover	$9,525	$9,343
Stock-based compensation	-	1,920
Accrued compensation	334	334
Other	30	30
Tax credits	496	485
Total deferred tax assets	10,385	12,112
Less: valuation allowance	(10,385)	(12,112)
Net deferred tax assets	$-	$-

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

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2022 and 2021 (computed by applying the U.S. Federal Corporate tax rate of 21% to income before taxes) are as follows:

	2021	2020
Statutory federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefits	(7.0)%	(7.0)%
Non-deductible items	(240.8)%	38.3%
Valuation allowance	268.8%	(10.3)%
Effective income tax rate	-%	-%

The Company’s tax returns for the previous six years remain open for audit by the respective tax jurisdictions.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.01	Form of agreement and Plan of Merger among Inspyr Therapeutics, Inc., Rebus Holdings, Inc., and Rebus Sub, Inc. dated September 28, 2021.		8-K	3.01	000-55331	10/4/21

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(i)	Amended and Restated Certificate of Incorporation, effective September 30, 2019		8-K	3.01(i)	000-55331	9/30/19

3.05(i)	Amended and Restated Certificate of Incorporation, effective June 26, 2020		8-K	3.01(i)	000-55331	6/29/20

3.06(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.09(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.10(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

3.11(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E 0% Convertible Preferred Stock		10-K	3.10(i)	000-55331	5/14/20

3.12(i)	Certificate of Designation of Preferences, Rights and Limitations of Series F 0% Convertible Preferred Stock		8-K	3.01(i)	000-55331	10/8/20

3.13(i)	Amended and Restated Certificate of Incorporation Effective November 27, 2020		8-K	3.01(i)	000-55331	11/27/20

3.14(i)	Amended and Restated Certificate of Incorporation of Inspyr Therapeutics, Inc. effecting 1-for-75 Reverse Stock Split	8-K	3.01(i)	000-55331	10/4/21

3.15(i)	Certificate of Merger between Inspyr Therapeutics, Inc. and Rebus Sub, Inc.	8-K	3.02(i)	000-55331	10/4/21

3.16(ii)	Rebus Holdings Bylaws dated November 11, 2021	10-Q	3.16(ii)	000-55331	11/12/21

4.01	Specimen of Common Stock Certificate	S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate	8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate	8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate	8-K	4.01	000-55331	3/20/17

4.05	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.06	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.07	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.08	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.09	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/17

4.10	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

4.11	Form of Series E Preferred Stock Certificate	10-K	4.36	000-55331	5/14/20

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.03	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.02	000-55331	8/10/16

10.04	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals	8-K	10.01	000-55331	8/03/17

10.05	Form of Exchange Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.06	Form of Senior Convertible Debenture initially due 9/12/18 issued pursuant to Exchange Agreement	8-K	10.02	000-55331	9/12/17

10.07	Form of Securities Purchase Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.08	Form of Senior Convertible Debenture initially due 9/12/18 issued pursuant to Securities Purchase Agreement	8-K	10.02	000-55331	9/12/17

10.10	Form of Securities Purchase Agreement for July 2018 Private Placement	8-K	10.01	000-55331	7/3/18

10.11	Form of Debenture for July 2018 Private Placement	8-K	10.02	000-55331	7/3/18

10.12	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering	10-K	10.23	000-55331	4/26/19

10.13	Form of Debenture for March 2020 Private Placement	8-K	10.01	000-55331	3/6/20

10.14	Form of Securities Purchase Agreement for May 2020 Preferred Stock Offering	10-K	10.25	000-55331	5/14/20

10.15	Termination of Licensing Agreement with Ridgeway Therapeutics, Inc. dated October 5, 2020	8-K	10.01	000-55331	10/8/20

10.16	Form of Debenture for October 2020 Private Placement	8-K	10.01	000-55331	10/29/20

10.17	Conversion Price Adjustment Agreement with Sabby Entities dated November 25, 2020	8-K	10.01	000-55331	11/27/20

10.18	Form of Convertible Debenture for January 2021 Private Placement	8-K	10.01	000-55331	1/12/21

10.19	Form of Convertible Debenture for June 2021 Private Placement	8-K	10.01	000-55331	6/21/21

14.01	Code of Ethics		10-K	14.01	000-55331	4/26/19

21.01	List of Subsidiaries of Registrant		10-K	21.01	000-55331	3/31/23

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C § 1350.

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.INS	XBRL Taxonomy Extension Calculation Linkbase	*

101.INS	XBRL Taxonomy Extension Definition Linkbase	*

101.INS	XBRL Taxonomy Extension Label Linkbase	*

101.INS	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed Herein
**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.