Form 10-Q
period 2023-06-30
Rebus Holdings, Inc.
filed 2023-08-21
CIK 1421204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 13, 2023, the issuer had 32,132,907 common shares, $0.0001 par value, issued and outstanding.

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

We prepare our interim financial statements in accordance with United States generally accepted accounting principles. Our financials and results of operation for the three and six month periods ended June 30, 2023 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ending December 31, 2023. The interim financial statements and other information presented in this Quarterly Report should be read together with the reports, statements and information filed by us with the United States Securities and Exchange Commission or SEC.

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

iii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REBUS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$5	$5
Prepaid expenses	4	-
Total current assets	9	5

Total assets	$9	$5

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,809	$1,664
Accounts payable - related party	370	310
Accrued expenses	2,120	2,078
Convertible debentures	20	20
Convertible debentures - related party	290	290
Derivative liability	1,010	880
Total current liabilities	5,619	5,242

Total liabilities	5,619	5,242

Commitments and contingencies (Note 7)	-	-

Stockholders’ deficit:
Convertible preferred stock, undesignated, par value $.0001 per share; 29,978,846 shares authorized, no shares issued and outstanding, respectively	-	-
Convertible preferred stock Series A, par value $.0001 per share; 1,854 shares authorized, 134 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series B, par value $.0001 per share; 1,000 shares authorized, 71 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series C, par value $.0001 per share; 300 shares authorized, 290 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series D, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series E, par value $.0001 per share; 5,000 shares authorized, 5,000 shares issued and outstanding, respectively	-	-
Convertible preferred stock Series F, par value $.0001 per share; 8,000 shares authorized, 8,000 shares issued and outstanding, respectively	-	-
Common stock, par value $.0001 per share; 1,000,000,000 shares authorized, 32,132,907 and 32,132,907 shares issued and outstanding, respectively	3	3
Additional paid-in capital	60,065	60,057
Accumulated deficit	(65,678)	(65,297)

Total stockholders’ deficit	(5,610)	(5,237)

Total liabilities and stockholders’ deficit	$9	$5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses:
Research and development	$16	$174	$38	$192
General and administrative	93	110	205	242
Total operating expenses	109	284	243	434

Loss from operations	(109)	(284)	(243)	(434)

Other income (expense):
Gain (loss) on change in fair value of derivative liability	156	(1,060)	(130)	(1,459)
Loss on conversion of debt	-	-	-	(24)
Interest expense, net	(4)	(21)	(8)	(54)

Income (loss) before provision for income taxes	43	(1,365)	(381)	(1,971)

Provision for income taxes	-	-	-	-

Net income (loss)	$43	$(1,365)	$(381)	$(1,971)

Net income (loss) per common share, basic	$0.00	$(0.04)	$(0.01)	$(0.06)
Net loss per common share, diluted	$0.00	$(0.04)	$(0.01)	$(0.06)

Weighted average shares outstanding, basic	32,132,907	32,132,907	32,132,907	31,500,860
Weighted average shares outstanding, diluted	160,664,535	32,132,907	32,132,907	31,500,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	18,495	$-	11,769,221	$1	$59,254	$(64,277)	$(5,022)

Conversion of notes	-	-	20,363,686	2	788	-	790

Net loss	-	-	-	-	-	(606)	(606)

Balance, March 31, 2022 (unaudited)	18,495	-	32,132,907	3	60,042	(64,883)	(4,838)

Net loss	-	-	-	-	-	(1,365)	(1,365)

Balance, June 30, 2022 (unaudited)	18,495	$-	32,132,907	$3	$60,042	$(66,248)	$(6,203)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	18,495	$-	32,132,907	$3	$60,057	$(65,297)	$(5,237)

Imputed interest on notes	-	-	-	-	4	-	4

Net loss	-	-	-	-	-	(424)	(424)

Balance, March 31, 2023 (unaudited)	18,495	-	32,132,907	3	60,061	(65,721)	(5,657)

Imputed interest on notes	-	-	-	-	4	-	4

Net income	-	-	-	-	-	43	43

Balance, June 30, 2023 (unaudited)	18,495	$-	32,132,907	$3	$60,065	$(65,678)	$(5,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(381)	$(1,971)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on change in fair value of derivative liability	130	1,459
(Gain) loss on conversion of debt	-	24
Imputed interest on notes payable	8
Amortization of debt discount	-	54
Increase in operating liabilities:
Prepaid expenses	(4)	4
Accounts payable and accrued expenses	187	(32)
Accounts payable - related party	60	16
Cash used in operating activities	-	(446)

Cash flows from financing activities:
Proceeds from sale of debentures	-	-
Cash provided by financing activities	-	-

Net increase (decrease) in cash	-	(446)
Cash, beginning of period	5	711

Cash, end of period	$5	$265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REBUS HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

NOTE 2 – MANAGEMENT’S PLANS TO CONTINUE AS A GOING CONCERN

We have prepared our unaudited condensed consolidated financial statements on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred losses from operations since inception, we have a working capital deficit of $5.6 million and we have an accumulated deficit of $66 million as of June 30, 2023. We anticipate incurring additional losses for the foreseeable future until such time, if ever, that we can generate significant sales from our therapeutic product candidates which are currently in development or we enter into cash flow positive business development transactions.

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

Our cash balances at June 30, 2023 were approximately $5,000, representing 56% of our total assets. Based on our current expected level of operating expenditures we expect to be able to fund our operations into the third quarter of 2023. We will require additional cash to fund and continue our operations beyond that point. This period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events. We anticipate raising additional funds through public or private sales of debt or equity securities, or some combination thereof. There is no assurance that any such financing will be available when needed in order to allow us to continue our operations, or if available, on terms favorable or acceptable to us.

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

Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2023. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and will cease operation which means that our shareholders will lose their entire investment.

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

These interim consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future period. All references to June 30, 2023 and 2022 in these footnotes are unaudited.

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

We incurred research and development expenses of approximately $0.02 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. We incurred research and development expenses of approximately $0.04 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed applicable government mandate insurance limits. We have not experienced any losses in our accounts. We did not have any cash equivalents at June 30, 2023 or December 31, 2022.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may exceed applicable government mandated insurance limits. Cash was $5,000 and $5,000 at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, there was no cash over the federally insured limit.

Income (Loss) per Share

Basic income (loss) per share is calculated by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2023 and 2022, as they would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Shares underlying warrants outstanding	1	1
Shares underlying convertible notes outstanding	27,223,191	20,339,299
Shares underlying convertible preferred stock outstanding	131,804,100	128,626,878
	159,027,292	148,966,178

Diluted loss per share for the three months ended June 30, 2023 is calculated as follows:

Three months ended
June 30, 2023
Net income attributable to common shareholders	$43
Income attributable to convertible instruments	(179)
Diluted loss attributable to common shareholders	$(136)

Basic shares outstanding	32,132,907
Dilutive convertible instruments	128,531,628
Diluted shares outstanding	160,664,535

Diluted loss per share	$(0.00)

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

The Company has recorded a derivative liability for its convertible notes and preferred stock with variable conversion features as of June 30, 2023 and December 31, 2022. The tables below summarize the fair values of our financial liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value at June 30,	Fair Value Measurement Using
	2023	Level 1	Level 2	Level 3
Convertible notes	$297	—	—	$297
Preferred stock	713	—	—	713
Derivative liability	$1,010	$—	$—	$1,010

	Fair Value at December 31,	Fair Value Measurement Using
	2022	Level 1	Level 2	Level 3
Convertible notes	$285	—	—	$285
Preferred stock	595	—	—	595
Derivative liability	$880	$—	$—	$880

The reconciliation of the derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance at beginning of year	$880	$1,124
Additions to derivative instruments	—	—
Reclassification on conversion	—	(507)
Loss on change in fair value of derivative liability	130	1,459
Balance at end of period	$1,010	$2,076

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

Recent Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2023 that are of significance or potential significance to the Company.

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table contains additional information for the periods reported (in thousands).

	Six Months Ended June 30,
	2023	2022
Non-cash financial activities:
Common stock issued on conversion of notes payable and derivative liability	$—	$790
Debentures converted to common stock	—	462
Derivative liability extinguished upon conversion of notes payable	—	507

There was no cash paid for interest and income taxes for the six months ended June 30, 2023 and 2022.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$1,326	$1,326
Accrued research and development	233	233
Accrued other	561	519
Total accrued expenses	$2,120	$2,078

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

During the three months ended June 30, 2023 and 2022, we recorded income of approximately $0.2 million and expense of approximately $1.1 million, respectively, related to the change in fair value of the derivative liabilities during the periods. During the six months ended June 30, 2023 and 2022, we recorded expense of approximately $0.1 million and $1.5 million, respectively. For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuations of the derivatives at June 30, 2023 and 2022 are as follows:

	For the Six Months Ended June 30,
	2023	2022
Expected dividends	0%	0%
Expected volatility	183% - 261%	198% - 260%
Risk free interest rate	5.43% - 5.47%	0.22% - 2.86%
Expected term	3 – 6 Months	3 – 21 Months

As of June 30, 2023 and December 31, 2022, the derivative liability recognized in the financial statements was approximately $1.0 million and $0.9 million, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently does not have any ongoing leases for office space. It has availability to office space on an as needed basis. Its employees work on a remote basis.

There was no rent expense for the three and six months ended June 30, 2023 and 2022

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

NOTE 8 – CAPITAL STOCK AND STOCKHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2023, there were outstanding 134 shares of Series A Preferred Stock, 71 shares of Series B Preferred Stock, 290 shares of Series C Preferred Stock, 5,000 shares of Series D Preferred Stock, 5,000 shares of Series E Preferred Stock and 8,000 shares of Series F Preferred Stock.

As a result of past equity financings and conversions of debentures, the conversion prices of (i) our Series A Preferred Stock has been reduced to $29,812.50 per share at June 30, 2023, (ii) our Series B Preferred Stock has been reduced to $0.0217 per share at June 30, 2023, (iii) 200 shares of our Series C preferred stock has been reduced to $1,125.00 per share at June 30, 2023, (iv) 90.43418 shares of our Series C Preferred Stock has been reduced to $562.50 per share at June 30, 2023.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock. There were 32,132,907 shares of common stock outstanding at June 30, 2023 and December 31, 2022, respectively.

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

During the six months ended June 30, 2022, $461,972 of June Debentures have been converted to Common Stock. June Debentures in the amount of $100,000 remains outstanding at June 30, 2023.

We have amortized $21,440 and $54,292 of discount to interest expense during the three and six months ended June 30, 2022, respectively and $203,458 of discount has been charged off against loss upon the conversion of the June Debentures during the six months ended June 30, 2022.

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

October Debentures in the amount of $100,000 remain outstanding at June 30, 2023.

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

The maturity date of the September 2017 Debentures has been extended to December 31, 2023. There were no other modifications to the September 2017 Debentures. September Debentures in the amount of $110,072 remain outstanding at June 30, 2023.

NOTE 10 – RELATED PARTY TRANSACTIONS

In September of 2021, we began paying $10,000 per month to Silvestre Law Group, P.C. (“SLG”), our outside corporate counsel, for our SEC compliance legal work (“Monthly Fee”). Mr. Silvestre, our CEO since August 16, 2021, is a principal of SLG. Additionally, SLG bills us at their standard rates for additional services outside of the scope of the Monthly Fee. For the three and six months ended June 30, 2023, we accrued $30,000 and $60,000, respectively, in legal fees to SLG, and made no payments during those periods. For the three and six months ended June 30, 2022, we accrued $30,000 and $65,843, respectively, in legal fees to Silvestre Law Group. We paid Silvestre Law Group $40,000 for the Monthly Fee and recorded an additional $25,843 in legal fees for other services not covered by the Monthly Fee during the six months ended June 30, 2022.

The company had a balance due to Silvestre Law Group of $369,848 and $309,848 at June 30, 2023 and December 31, 2022, respectively. Silvestre Law Group also holds $290,000 of our convertible debentures at June 30, 2023 and December 31, 2022. During the three and six months ended June 30, 2023, we recorded imputed interest of $3,625 and $7,250, respectively, on the debentures.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview - Discussion of our business plan and strategy in order to provide context for the remainder of MD&A.

●	Critical Accounting Policies - Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Results of Operations - Analysis of our financial results comparing the three and six months ended June 30, 2023 to the comparable periods of 2022.

●	Liquidity and Capital Resources - Liquidity discussion of our financial condition and potential sources of liquidity.

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

Our ability to execute the business plan is contingent upon our ability to raise the necessary funds. We have cash on hand of approximately $5,000 as of June 30, 2023. Given our limited cash reserves, we will need to raise additional capital in order to meet our ongoing obligations and the future capital requirements to implement our business plan. We are currently using our remaining funds to maintain our SEC reporting requirements, pay outstanding invoices to our independent registered accounting firm, legal fees, and to retain consultants and other personnel in preparation for an Investigational New Drug Application (“IND”) filing related to our unique delivery platform and portfolio of adenosine A2R antagonists for the treatment of certain solid tumors. While we have historically been able to raise capital to meet our ongoing needs, there can be no assurances that we will continue to be able to raise capital in order to meet our ongoing obligations. Should we fail to further raise sufficient funds to execute our business plan, our priority would be to maintain our intellectual property portfolio and seek business development opportunities with potential development partners and/or acquirors.

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

Since our inception in 2003, we have generated no revenue from product sales and have funded our operations principally through the private and public sales of our equity securities. We have never been profitable and as of June 30, 2023, we had an accumulated deficit of approximately $65.7 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our product candidates and advance them through clinical trials.

Our cash balances at June 30, 2023 were approximately $5,000 representing 56% of total assets. Based on our current expected level of operating expenditures and current cash balance as of the date of this report, we expect to be able to fund our operations into the third quarter of 2023. This period could be shortened if there are any increases in spending that were not anticipated or other unforeseen events.

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

Recent Accounting Pronouncements

There have not been any recent changes in accounting pronouncements and Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2023 that are of significance or potential significance to the Company.

Result of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the three months ended June 30, 2023 and 2022, and we do not anticipate generating any revenues during 2023. Net income for the three months ending June 30, 2023 was approximately $0.04 million and net loss was approximately $1.4 million for the three months ended June 30, 2022, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.1 million and $0.3 million during the three months ended June 30, 2023 and 2022, respectively. The decrease in operating expenses is the result of the following factors .

	Three months ended June 30,		Change in 2023 versus 2022
	2023	2022	$	%
	(amount in thousands)
Operating Expenses
Research and development	$16	$174	$(158)	(91)%
General and administrative	93	110	(17)	(15)%
Total operating expenses	$109	$284	$(175)	(62)%

Research and Development Expenses

Research and development expenses totaled approximately $0.02 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively.

Our current research and development expenses currently consist primarily of consulting fees and development expense related to development of the adenosine A2R antagonists and preparation for an IND filing. Research and development costs have decreased in the current period primarily due to the lack of cash, as we explore new financing opportunities.

General and Administrative

General and administrative expenses totaled approximately $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of approximately $0.02 million, or 15%, for the three months ended June 30, 2023 compared to the same period in 2022, was primarily due to a decrease in franchise tax expense.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.2 million of income and $1.1 million of expense for the three months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Change in 2023 Versus 2022
	2023	2022	$	%
	(amount in thousands)
Gain (loss) on change in fair value of derivative liability	$156	$(1,060)	$1,216	115%
Interest (expense), net	(4)	(21)	17	81%
Total other (expense)	$152	$(1,081)	$1,233	114%

Gain (loss) on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized income of $0.2 million and loss of $1.1 million during the three months ended June 30, 2023 and 2022, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, October 2020, and June 2021, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

Interest income (expense)

We had net interest expense of $4,000 for the three months ended June 30, 2023 compared to expense of $0.02 million for the three months ended June 30, 2022. The decrease of $0.2 million was attributable to a decrease in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. We did not have revenue during the six months ended June 30, 2023 and 2022, and we do not anticipate generating any revenues during 2023. Net losses for the six months ending June 30, 2023 and 2022 were approximately $0.4 million and $2.0 million, respectively, resulting from the operational activities described below.

Operating Expenses

Operating expense totaled approximately $0.2 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively. The decrease in operating expenses is the result of the following factors.

	Six months ended June 30,		Change in 2023 versus 2022
	2023	2022	$	%
	(amount in thousands)
Operating Expenses
Research and development	$38	$192	$(154)	(80)%
General and administrative	205	242	(37)	(15)%
Total operating expenses	$243	$434	$(191)	(44)%

Research and Development Expenses

Research and development expenses totaled approximately $0.04 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

Our current research and development expenses currently consist primarily of consulting fees and development expense related to development of the adenosine A2R antagonists and preparation for an IND filing. Research and development costs have decreased in the current period primarily due to the lack of cash, as we explore new financing opportunities.

General and Administrative

General and administrative expenses totaled approximately $0.2 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of approximately $0.04 million, or 15%, for the six months ended June 30, 2023 compared to the same period in 2022, was primarily due to decreased professional fees and services and franchise tax expense.

Our general and administrative expenses currently consist primarily of expenditures related to legal, accounting and tax, other professional services, and general operating expenses.

Other Income (Expense)

Other income (expense) totaled approximately $0.1 million and $1.5 million of expense for the six months ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30,		Change in 2023 Versus 2022
	2023	2022	$	%
	(amount in thousands)
Loss on change in fair value of derivative liability	$(130)	$(1,459)	$1,329	91%
(Loss) gain on conversion of debt	-	(24)	24	100%
Interest (expense), net	(8)	(54)	46	85%
Total other (expense)	$(138)	$(1,537)	$1,399	91%

Loss on change in fair value of derivative liability

As a result of a change in the fair value of our derivative liability, we realized loss of $0.1 million and $1.5 million during the six months ended June 30, 2023 and 2022, respectively. The change in the fair value of our derivative liability was the result of our convertible debentures and notes issued in September 2017, October 2020, and June 2021, where we issued convertible notes with variable conversion rates, and to the issuance of our Series F preferred stock in October 2020, which is convertible into a variable number of shares of common stock. Refer to Note 6 in our unaudited condensed consolidated financial statements for further discussion on our derivative liability.

(Loss) Gain on conversion of debt

There was a loss on conversion of debentures of approximately $0.02 million during the six months ended June 30, 2022, with no conversion of debt in the current six months ended June 30, 2023. Gain or loss on conversion of debt results from the difference between the fair value of common stock issued upon conversion and the carrying amount of the debt converted.

Interest income (expense)

We had net interest expense of $8,000 in the six months ended June 30, 2023 compared to expense of $0.1 million for the six months ended June 30, 2022. The decrease of $0.05 million was attributable to a decrease in the cost associated with derivative instruments issued with a value in excess of proceeds received.

Liquidity and Capital Resources

We have incurred losses since our inception in 2003 as a result of significant expenditures on operations, research and development and the lack of any approved products to generate revenue. We have an accumulated deficit of $65.7 million as of June 30, 2023 and anticipate that we will continue to incur additional losses for the foreseeable future. To date, we have funded our operations through the private sale of our equity securities, convertible debentures, and exercise of options and warrants, resulting in gross proceeds of approximately $39.1 million. Cash at June 30, 2023 was approximately $5,000.

Our auditors’ report on our December 31, 2022 financial statements expressed an opinion that our capital resources as of the date of their Audit Report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Based on our current level of expected operating expenditures, we expect to be able to fund our operations into the third quarter of 2023. This assumes that we spend minimally on general operations and only continue conducting our ongoing clinical trials, and that we do not encounter any unexpected events or other circumstances that could shorten this time period. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and may be required to cease operations, which means that our shareholders will lose their entire investment.

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

	Six Months Ended June 30,		Change in 2023 versus 2022
	2023	2022	$	%
	(amount in thousands)
Cash at beginning of period	$5	$711	$(706)	(99)%
Net cash used in operating activities	-	(446)	446	100%
Net cash provided by investing activities	-	-	-	-%
Net cash provided by financing activities	-	-	-	-%
Cash at end of period	$5	$265	$(260)	(98)%

Cash totaled approximately $5,000 and $0.3 million as of June 30, 2023 and 2022, respectively. The decrease of approximately $0.3 million at June 30, 2023 compared to the same period in 2022 was primarily attributable to cash used in operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $0 and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. Cash used for operations decreased by approximately $0.4 million, or 100%, during the six months ended June 30, 2023, compared to the same period in 2022. The decrease in cash used was primarily attributable to a decrease in our net loss (after adjusting for noncash items) of approximately $0.2 million and by changes in accounts payable and accrued expenses of approximately $0.2 million.

Net Cash Provided by Investing Activities

There was no cash provided by or used in investing activities for the six months ended June 30, 2023 and 2022.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities for the six months ended June 30, 2023 and 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item as we are considered a smaller reporting company, as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and principal accounting officer (both positions are held by our Chief Executive Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act of 1934, as amended (the Exchange Act)), as of June 30, 2022. Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of June 30, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles. To mitigate the current limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the three month period ending June 30, 2023 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception, we have funded our operations through the sale of our securities. Our cash balances at June 30, 2023 were approximately $5,000. Our ability to continue as a going concern is still wholly dependent upon obtaining sufficient capital to fund our operations. We have no committed sources of additional capital and our access to capital funding is always uncertain. Accordingly, despite our ability to secure capital in the past, we cannot assure you that we will be able to secure additional capital through financing transactions, including issuance of debt, or through other means such as the licensing of our technology or grants. In the event that we are not able to secure additional funding, we may be forced to curtail operations, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our December 31, 2022 consolidated financial statements expressed an opinion that our capital resources as of the date of their audit report were not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raised additional funds. Our current cash level raises substantial doubt about our ability to continue as a going concern past the third quarter of 2023. If we do not obtain additional funds by such time, we may no longer be able to continue as a going concern and may need to cease operations which means that our shareholders will lose their entire investment.

If we do not raise sufficient capital, we may lose rights to certain intellectual property which is the basis of our lead product candidates.

In October 2020, pursuant to the cancellation of a license agreement, we reacquired the rights to US Patent 9,593,118, which covers both A2B and dual A2A/A2B antagonists. The intellectual property contained in US Patent 9,593,118 is the basis of our lead product candidates. As a condition to the cancelation of the license, we are required to raise an aggregate of $5 million prior to October of 2023. As of the date of this Quarterly Report, we have raised approximately $1,500,000 in capital beginning from October 5, 2020 (the date of the termination of license agreement). If we are unable to raise such capital or come to another agreement with Ridegway Therapeutics (the prior licensee), the license cancelation will be revoked, and the license will be reinstated in exchange for the return of the common shares and Series F Preferred Stock that were previously issued to Ridgeway Therapeutics. In such event, we will lose all rights to the technology which forms the basis of our lead product candidate which will have a material adverse effect on our business and prospects. Notwithstanding, the Company has begun discussions with Ridgeway Therapeutics to either extend the date of the capital raising requirement or otherwise determine an alternate way to maintain the license cancellation.

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

From inception through June 30, 2023, we have raised approximately $39.1 million through the sale of our securities and exercise of outstanding warrants. During this same period, we have recorded an accumulated deficit of approximately $65.7 million. Our net loss for the fiscal year ended December 31, 2022 was $1,020,000. We recognized $2,698,000 of income for the year ended December 31, 2021 (resulting from net noncash income of $3,720,000 related to our convertible notes payable and related derivatives). Our increase in net loss is primarily the result of a reduction in gain from the change in fair value of our derivative instruments and a reduction in gains from conversion of debt, partially offset by reductions in interest expense and operating expenses. None of our products in development have received approval from the United States Food and Drug Administration or FDA, or other regulatory authorities; we have no sales and have never generated revenues nor do we expect to for the foreseeable future. We are currently focusing our efforts on the development of our adenosine receptor modulators. We expect to incur significant operating losses for the foreseeable future as we continue the research, pre-clinical and clinical development of our product candidates as well as the possible in-licensing of additional clinical and pre-clinical assets. Accordingly, we will need additional capital to fund our continuing operations and any expansion plans. Since we do not generate any revenue, the most likely sources of such additional capital include the sale of our securities, a strategic licensing collaboration transaction or joint venture involving the rights to one or more of our product candidates, or from grants. To the extent that we raise additional capital by issuing equity securities, our stockholders are likely to experience dilution with regard to their percentage ownership of the company, which may be significant. If we raise additional funds through collaborations or licensing arrangements, we may be required to relinquish some or all the rights to our technologies, product candidates, or grant licenses on terms that are not favorable to us. If we raise additional capital by incurring debt, we could incur significant interest expense and become subject to covenants that could affect the manner in which we conduct our business, including securing such debt obligations with our assets.

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

We are authorized under our certificate of incorporation to issue up to 1,000,000,000 shares of common stock and 30,000,000 “blank check” shares of preferred stock. Shares of our blank check preferred stock provide the board of directors with broad authority to determine voting, dividend, conversion, and other rights. As of August 1, 2023, we have issued and outstanding 32,132,907 shares of common stock. We have also authorized 1,853 shares of Series A 0% Convertible Preferred Stock, of which 133.8125 are outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock, of which 71 are outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock, that are all outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock, all of which are outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock, all of which are outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock, all of which are outstanding. Accordingly, we are entitled to issue 967,867,093 shares of common stock, and 29,981,505 additional shares of “blank check” preferred stock. Notwithstanding, all of our Series F Convertible Preferred Stock is convertible into 80% of our issued and outstanding common stock immediately prior to issuance. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our shareholders. Any additional preferred shares we may issue could have such rights, preferences, privileges, and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.

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

As of August 1, 2023, we had 1,000,000,000 shares of common stock authorized and 32,132,907 shares outstanding, 1,853 shares of Series A 0% Convertible Preferred Stock authorized and 133.8125 Series A 0% Convertible Preferred Stock outstanding, 1,000 shares of Series B 0% Convertible Preferred Stock authorized and 71 Series B 0% Convertible Preferred Stock outstanding, 290.43148 shares of Series C 0% Convertible Preferred Stock authorized and outstanding, 5,000 shares of Series D 0% Convertible Preferred Stock authorized and outstanding, 5,000 shares of Series E 0% Convertible Preferred Stock authorized and outstanding, and 8,000 shares of Series F 0% Convertible Preferred Stock authorized and outstanding. We additionally have outstanding, an aggregate of $310,072 of senior convertible debentures and convertible notes that are convertible into common stock at any time. Substantially all of the common shares and common shares underlying the Series A 0% Convertible Preferred, Series B 0% Convertible Preferred, Series C 0% Convertible Preferred, Series D 0% Convertible Preferred, Series E 0% convertible Preferred, and Series F 0% Convertible Preferred are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. As of August 1, 2023, we were obligated to reserve for issuance (i) 5 shares of our common stock issuable upon the conversion of 133.8125 shares of Series A 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2015 offering; (ii) 6,543,778 shares of our common stock issuable upon the conversion of 71 shares of Series B 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our December 2016 offering; (iii) 678 shares of our common stock issuable upon the conversion of 290.43148 shares of Series C 0% Convertible Preferred Stock including an additional number of common shares we are contractually obligated to reserve pursuant to our March 2017 offering, (iv) 18 shares of common stock issuable upon the conversion of 5,000 shares of Series D 0% Convertible Preferred Stock, (v) 222 shares of common stock issuable upon the conversion of 5,000 shares of Series E 0% Convertible Preferred Stock, (vi) an indeterminate number of shares of common stock issuable upon the conversion of 8,000 shares of Series F 0% Convertible Preferred Stock (such amount will equal 80% of the common stock post conversion), (vii) 1 share of our common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $244,688 per share, and (viii) 32,864,032 shares of our common stock issuable upon conversion of our outstanding convertible notes/debentures. Subject to applicable vesting requirements and holding periods, upon conversion or exercise of the outstanding convertible notes and warrants, the underlying shares may be resold into the public market. We cannot predict if future issuances or sales of our common stock, or the availability of our common stock for sale, would harm the market price of our common stock or our ability to raise capital.

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

REBUS HOLDINGS, INC.

Date: August 21, 2023	/s/ Raul Silvestre
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date
2.01	Form of agreement and Plan of Merger among Inspyr Therapeutics, Inc., Rebus Holdings, Inc., and Rebus Sub, Inc. dated September 28, 2021.		8-K	3.01	000-55331	10/4/21

3.01(i)	Amended and Restated Certificate of Incorporation dated September 4, 2013		8-K	3.01	333-153829	9/6/13

3.02(i)	Amendment to the Amended and Restated Certificate of Incorporation, effective August 1, 2016		8-K	3.01	333-153829	8/2/16

3.03(i)	Amended and Restated Certificate of Incorporation dated October 21, 2016		8-K	3.01(i)	000-55331	11/10/16

3.04(i)	Amended and Restated Certificate of Incorporation, effective September 30, 2019		8-K	3.01(i)	000-55331	9/30/19

3.05(i)	Amended and Restated Certificate of Incorporation, effective June 26, 2020		8-K	3.01(i)	000-55331	6/29/20

3.06(ii)	Amended and Restated Bylaws		8-K	3.02	333-153829	1/11/10

3.07(i)	Certificate of Designation of Preferences, Rights and Limitations of Series A 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/23/15

3.08(i)	Certificate of Designation of Preferences, Rights and Limitations of Series B 0% Convertible Preferred Stock		8-K	3.01	000-55331	12/12/16

3.09(i)	Certificate of Designation of Preferences, Rights and Limitations of Series C 0% Convertible Preferred Stock		8-K	3.01	000-55331	3/20/17

3.10(i)	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock		10-K	3.08(i)	000-55331	4/26/19

3.11(i)	Certificate of Designation of Preferences, Rights and Limitations of Series E 0% Convertible Preferred Stock		10-K	3.10(i)	000-55331	5/14/20

3.12(i)	Certificate of Designation of Preferences, Rights and Limitations of Series F 0% Convertible Preferred Stock		8-K	3.01(i)	000-55331	10/8/20

3.13(i)	Amended and Restated Certificate of Incorporation Effective November 27, 2020		8-K	3.01(i)	000-55331	11/27/20

3.14(i)	Amended and Restated Certificate of Incorporation of Inspyr Therapeutics, Inc. effecting 1-for-75 Reverse Stock Split		8-K	3.01(i)	000-55331	10/4/21

3.15(i)	Certificate of Merger between Inspyr Therapeutics, Inc. and Rebus Sub, Inc.		8-K	3.02(i)	000-55331	10/4/21

3.16(ii)	Rebus Holdings Bylaws dated November 11, 2021	10-Q	3.16(ii)	000-55331	11/12/21

4.01	Specimen of Common Stock Certificate	S-1	4.01	333-153829	10/03/08

4.02	Form of Series A Preferred Stock Certificate	8-K	4.01	000-55331	12/23/15

4.03	Form of Series B Preferred Stock Certificate	8-K	4.01	000-55331	12/12/16

4.04	Form of Series C Preferred Stock Certificate	8-K	4.01	000-55331	3/20/17

4.05	Form of Series D and E Common Stock Purchase Warrants for July 2015 Private Placement	8-K	10.03	000-55331	7/6/15

4.06	Form of Securities Purchase Agreement for December 2016 Private Placement	8-K	10.01	000-55331	12/12/16

4.07	Form of Series J, K and L Warrants for December 2016 Private Placement	8-K	10.03	000-55331	12/12/16

4.08	Form of Securities Purchase Agreement for March 2017 – April 2017 Private Placement	8-K	10.01	000-55331	3/20/16

4.09	Form of Series M, N and O warrants for March 2017 – April 2017 Private Placement	8-K	10.02	000-55331	3/20/17

4.10	Form of Series D Preferred Stock Certificate	10-K	4.45	000-55331	4/26/19

4.11	Form of Series E Preferred Stock Certificate	10-K	4.36	000-55331	5/14/20

10.01	Exclusive Supply Agreement between GenSpera and Thapsibiza dated April 2012 that expires April 6, 2022	10-K	10.01	333-153829	3/29/13

10.02	Form of Indemnification Agreement with Directors and Officers	8-K	10.01	000-55331	9/12/16

10.03	Form of Proprietary Information, Inventions and Competition Agreement	8-K	10.02	000-55331	8/10/16

10.04	Form of Share Exchange Agreement between Inspyr Therapeutics and Lewis & Clark Pharmaceuticals	8-K	10.01	000-55331	8/03/17

10.05	Form of Exchange Agreement for September 2017 Private Placement	8-K	10.01	000-55331	9/12/17

10.06	Form of Senior Convertible Debenture initially due 9/12/18 issued pursuant to Exchange Agreement	8-K	10.02	000-55331	9/12/17

10.07	Form of Securities Purchase Agreement for September 2017 Private Placement		8-K	10.01	000-55331	9/12/17

10.08	Form of Senior Convertible Debenture initially due 9/12/18 issued pursuant to Securities Purchase Agreement		8-K	10.02	000-55331	9/12/17

10.10	Form of Securities Purchase Agreement for July 2018 Private Placement		8-K	10.01	000-55331	7/3/18

10.11	Form of Debenture for July 2018 Private Placement		8-K	10.02	000-55331	7/3/18

10.12	Form of Securities Purchase Agreement for January 2019 Preferred Stock Offering		10-K	10.23	000-55331	4/26/19

10.13	Form of Debenture for March 2020 Private Placement		8-K	10.01	000-55331	3/6/20

10.14	Form of Securities Purchase Agreement for May 2020 Preferred Stock Offering		10-K	10.25	000-55331	5/14/20

10.15	Termination of Licensing Agreement with Ridgeway Therapeutics, Inc. dated October 5, 2020		8-K	10.01	000-55331	10/8/20

10.16	Form of Debenture for October 2020 Private Placement		8-K	10.01	000-55331	10/29/20

10.17	Conversion Price Adjustment Agreement with Sabby Entities dated November 25, 2020		8-K	10.01	000-55331	11/27/20

10.18	Form of Convertible Debenture for January 2021 Private Placement		8-K	10.01	000-55331	1/12/21

10.19	Form of Convertible Debenture for June 2021 Private Placement		8-K	10.01	000-55331	6/21/21

31.1	Certification of the Principal Executive Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 3.02 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C § 1350.	*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C § 1350.	*

99.01	Audit Committee Charter		10-K	99.01	000-55331	4/26/19

99.02	Leadership Development and Compensation Committee Charter		10-K	99.02	000-55331	4/26/19

99.03	Nominating and Governance Committee Charter		10-K	99.03	000-55331	4/26/19

101.INS	Inline XBRL Instance Document	*

101.SCH	Inline XBRL Taxonomy Extension Schema	*

101.INS	Inline XBRL Taxonomy Extension Calculation Linkbase	*

101.INS	Inline XBRL Taxonomy Extension Definition Linkbase	*

101.INS	Inline XBRL Taxonomy Extension Label Linkbase	*

101.INS	Inline XBRL Taxonomy Extension Presentation Linkbase	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

*	Filed Herein

**	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

